Form 10-Q
period 2004-09-30
Wise Metals Group LLC
filed 2004-11-19
CIK 1297014

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

☒	For The Quarterly Period Ended September 30, 2004

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

            For the period transition period from                  to

WISE METALS GROUP LLC

(Exact name of Registrant as specified in its charter)

Delaware	333-117622	52-2160047
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification Number)

857 Elkridge Road, Suite 600 Linthicum, Maryland 210908	210908
(Address of principal executive offices)	Zip Code

(410) 636-6500

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No  ☒

FORWARD-LOOKING STATEMENTS

Certain of the matters discussed in this report, including, without limitation, matters discussed under Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” may constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Certain of these forward-looking statements can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates,” or “anticipates” or the negative of these terms or other comparable terminology, or by discussions of strategy, plans or intention. Statements contained in this report that are not historical facts are forward-looking statements. Without limiting the generality of the preceding statement, all statements in this report concerning or relating to estimated and projected earnings, margins, costs, expenditures, cash flows, growth rates and financial results are forward-looking statements. In addition, through the Company’s senior management, forward-looking statements are made concerning expected future operations, performance and other developments. Such forward-looking statements are necessary estimates reflecting management’s best judgment based upon current information and involve a number of risks and uncertainties. Other factors may affect the accuracy of these forward-looking statements and actual results may differ materially from the results anticipated in these forward-looking statements. While it is impossible to identify all such factors, factors that could cause actual results to differ materially from those estimated include, but are not limited to, those factors or conditions described under this Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Wise Metals Group LLC

Consolidated Balance Sheets

	September 30, 2004	December 31, 2003
	(unaudited)
	(in thousands)
Assets
Current assets:
Cash and cash equivalents	$818	$903
Restricted cash	6,110	250
Accounts receivable, less allowance	41,144	20,406
Inventories	166,139	163,250
Other current assets	4,667	9,740

Total current assets	218,878	194,549

Non-current assets:
Property and equipment, net	82,263	86,257
Other assets	9,062	4,551
Goodwill	283	283

Total non-current assets	91,608	91,091

Total assets	$310,486	$285,640

Liabilities and members’ equity:
Current liabilities:
Accounts payable	$51,865	$39,663
Borrowing under revolving credit facility	64,396	114,310
Current portion of long-term debt	1,595	6,414
Accrued expenses, payroll and other	19,300	16,146

Total current liabilities	137,156	176,533

Non-current liabilities:
Borrowings under secured credit facility	—	16,500
Subordinated obligations, less current portion	—	35,428
Senior secured notes	150,000	—
Term loans, less current portion	1,091	2,618
Other liabilities	9,766	11,671

Total non-current liabilities	160,857	66,217

Members’ equity:
Preferred member’s equity	—	22,500
Common members’ equity	12,473	20,390

Total members’ equity	12,473	42,890

Total liabilities and members’ equity	$310,486	$285,640

See accompanying notes.

Wise Metals Group LLC

Consolidated Statements of Operations

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
	(in thousands)		(in thousands)
Sales	$192,140	$160,721	$587,309	$474,494
Cost of sales	185,548	152,370	572,866	460,582

Gross margin	6,592	8,351	14,443	13,912

Operating expenses:
Selling, general, and administrative	3,500	2,288	8,616	6,536
Severance credits	—	(233)	—	(4,257)

Operating income	3,092	6,296	5,827	11,633

Other income (expense):
Interest expense and fees, net	(4,997)	(3,645)	(12,552)	(10,909)
Early extinguishment of debt	—	—	(7,455)	—
Income from affiliate	—	973	—	1,273
Unrealized gain (loss) on derivative instruments	1,906	1,722	(2,124)	3,738

Net income (loss)	$1	$5,346	$(16,304)	$5,735

See accompanying notes.

Wise Metals Group LLC

Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended September 30,
	2004	2003
	(in thousands)
Cash flows from operating activities
Net (loss) income	$(16,304)	$5,735
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	9,930	9,198
Amortization of deferred financing fees	4,579	1,774
LIFO provision	8,974	3,738
Guarantee of affiliate debt	—	(300)
Unrealized losses (gains) on derivatives	2,124	(3,738)
Changes in operating assets and liabilities:
Restricted cash	(5,860)	6,497
Accounts receivable	(20,738)	(14,478)
Inventories	(11,863)	1,464
Other current assets	(1,489)	(1,146)
Accounts payable	12,202	(242)
Advances to related parties	—	(1,201)
Accrued expenses, payroll and other	5,040	(11,851)

Net cash used in operating activities	(13,405)	(4,550)

Cash flows from investing activities
Net cash received in acquisition of Wise Recycling LLC	—	736
Purchase of equipment	(5,936)	(9,491)

Net cash used in investing activities	(5,936)	(8,755)

Cash flows from financing activities
Net (repayments) issuance of short-term borrowings	(49,914)	15,396
Proceeds of bond offering, net of fees paid	141,816	—
Repayment of term debt	(22,500)	(4,500)
Repayment of subordinated debt	(35,687)	—
Payments on long-term obligations	(346)	(504)
Purchase of members’ equity	(14,113)	—

Net cash provided by financing activities	19,256	10,392

Net decrease in cash and cash equivalents	(85)	(2,913)
Cash and cash equivalents at beginning of period	903	3,533

Cash and cash equivalents at end of period	$818	$620

See accompanying notes.

Wise Metals Group LLC

Notes to Consolidated Financial Statements

September 30, 2004

(Unaudited)

(Dollars in thousands)

1. Organization

Wise Metals Group LLC is a holding company formed for the purpose of managing the operations of Wise Alloys LLC and Wise Recycling LLC (collectively, the Company). Wise Alloys LLC (Alloys) manufactures and sells aluminum can stock and related aluminum products primarily to aluminum can producers. Prior to June 30, 2003, the Company held a 50% membership interest in Wise Recycling LLC (Recycling) through a joint venture with Tomra North America, Inc. (TNA). Effective July 1, 2003, TNA conveyed its membership interest to Recycling, leaving the Company as the sole remaining member of Recycling. As a result, Recycling is now a wholly owned subsidiary, engaged in the recycling and sale of scrap aluminum and other non-ferrous metals.

2. Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements are presented in accordance with generally accepted accounting principles for interim financial information and with the requirements of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the disclosures normally required by accounting principles generally accepted in the United States of America for complete financial statements. The condensed consolidated financial statements have been prepared in accordance with the Company’s customary accounting practices and, in the opinion of management, all adjustments necessary to fairly present the results of operations for the reported interim periods have been made and were of a normal recurring nature. Operating results for the three month and nine month periods ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. The accompanying condensed consolidated financial statements include the accounts of Wise Metals Group LLC and its subsidiaries. Intercompany transactions have been eliminated in consolidation.

Derivatives and Hedging Activity

The Company has entered into long-term contracts to supply can stock to its largest customers. To reduce the risk of changing prices for purchases and sales of metal, including firm commitments under these supply contracts, the Company uses commodity futures and option contracts. In addition, the Company holds natural gas futures and caps and interest rate caps.

In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activity. The Statement requires companies to recognize all derivative instruments as either assets or liabilities on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through the statement of operations. The Company has elected to not designate any of its derivative instruments as hedges.

In determining fair value, the Company uses market quotes for contracts of similar maturity. The market quotes for the aluminum futures and options are adjusted for premiums/discounts for various product grades, locations, and the closing times for various terminal markets.

A summary of the fair value of the Company’s derivative instruments is as follows:

Description of Derivative Instrument	Fair value at September 30, 2004	Fair value at December 31, 2003
Aluminum futures and options	$483	$2,827
Natural gas futures and options	1,931	958
Interest rate caps	5	20

	$2,419	$3,805

Unrealized gain (loss) amounts recorded were as follows:

	Three months ended September 30		Nine months ended September 30
Description of Derivative Instrument	2004	2003	2004	2003
Aluminum futures and options	$628	$2,804	$(2,903)	$6,381
Natural gas futures and options	1283	(1,039)	794	(2,513)
Interest rate caps	(5)	(43)	(15)	(130)

	$1,906	$1,722	$(2,124)	$3,738

In connection with the Company’s futures activity, the Company maintains lines of credit with brokers to cover unrealized losses on futures contracts and uses options to manage price exposure with respect to firm commitments to purchase or sell aluminum.

Inventories

Inventories consisted of the following:

	September 30 2004	December 31 2003
	(in thousands)
Manufacturing inventories:
Raw materials	$63,741	$37,989
Work in progress	59,865	42,750
Finished goods	44,813	75,410
LIFO reserve	(21,040)	(12,066)

Total manufacturing inventories	147,379	144,083
Supplies inventory	18,760	19,167

Total inventories	$166,139	$163,250

The Company reduced inventory quantities during each of the nine month periods ended September 30, 2004 and 2003. The reduction in the inventory quantities resulted in LIFO liquidation charges and a resulting increase to cost of sales of $8,974 and $3,738 for the nine months ended September 30, 2004 and 2003, respectively. The liquidated layers are not anticipated to be replenished by year end and therefore, the resulting charge was taken in the first quarter. Inventory levels at year end will be heavily dependent upon the volume of business that will be secured for 2005. If the volumes for 2005 were to increase substantially, the Company may elect to increase inventory levels to support the higher business volumes. This would then require a reversal of the first quarter liquidation charge as well as result in a higher inventory amount subject to LIFO provision. Depending upon fourth quarter aluminum market prices, this resulting increase to the LIFO reserve may be as much as $10 to $15 million in the fourth quarter. An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations must necessarily be based on management’s estimates of expected year-end inventory levels and costs dependent upon prevailing aluminum costs and other factors which are beyond management’s control.

3. Financing Arrangements

Debt consists of the following at:

	September 30 2004	December 31 2003
Secured credit facility	$64,396	$136,810
Senior secured 10.25% notes due 2012	150,000	—
Subordinated 15% notes	—	35,428
Other notes payable	2,686	3,032

	217,082	175,270
Less current portion	(65,991)	(120,724)

	$151,091	$54,546

Effective May 5, 2004, the Company issued $150 million of 10.25% senior secured notes due 2012. In conjunction with issuing the notes, the Company, on the same date, amended and restated its secured credit facility reducing the revolving line of credit from $130 million to $75 million which on November 10, 2004 was amended and restated to increase the revolving line of credit to $125 million. The proceeds of the notes were used to repay the $30 million term loan of which $20 million had been outstanding.

Further use of proceeds included an early extinguishment of the subordinated 15% notes for which a prepayment penalty of $3,500 was paid and is included as other expense in the Company’s second quarter consolidated statement of operations. As part of the refinancing, approximately $3,955 of then deferred financing costs were written off through accelerated amortization of deferred financing fees and is also included as other expense. Accordingly, total early extinguishment of debt was $7,455.

Total financing costs of $8,184 were incurred and were deducted from the $150 million gross proceeds and are included on the balance sheet as other long term assets.

As a result of amending and restating the secured credit facility, the interest rate on the revolving line of credit was reduced from a variable rate of prime plus a range of .75% to 1.50% or LIBOR plus a range of 2.75% to 3.50% to a variable rate of prime plus a range of 0% to 0.50% or LIBOR plus a range of 2.25% to 2.75%.

Accounts Receivable Securitization

In July 2004, the Company entered into an asset sale agreement with a financial institution that allows the Company to sell certain accounts receivable up to $17 million on a non-recourse basis. This agreement expires in January 2005. Under the terms of the agreement, the Company agreed to sell on an ongoing basis and without recourse, a designated customer’s accounts receivable. On September 30, 2004, approximately $15 million of receivables had been sold under this agreement. No gain or loss resulted from the sale of these receivables.

4. Pension and Post Retirement Benefits

Effective April 1, 1999, the Company established a defined benefit pension plan that covers essentially all union employees. The plan provides certain levels of benefits based on years of service and wage levels, but does not provide benefits for any prior service. In addition, defined contribution plans for both union and nonunion employees were established.

In 2003 the Company negotiated defined contributions, for certain union employees, to multi-employer union pension plans. This was done in exchange for freezing service time and the pension factor in the aforementioned defined benefit plan as of the first quarter of 2004 and eliminating post retirement benefits for affected employees.

The Company also established post retirement benefit plans for all hourly and salaried employees effective April 1, 1999. The union employees who become eligible to retire under the defined benefit plan, and are not a part of the unions that have elected the multi-employer option, will retain health benefits and certain other benefits for life. Salaried employees who retire after age 60 with a combined 10 years service with Wise Alloys LLC and the previous owner of the Wise Alloys facilities will be eligible for medical benefits until age 65.

The Company’s funding policy for these plans is to contribute negotiated amounts to the multi-employer funds and amounts necessary to meet minimum funding requirements of the Employee Retirement Income Security Act for the defined benefit plans but not to exceed the maximum deductible amount allowed by the Internal Revenue Code. The Company contributed $1,247 to the multi-employer plans during 2003. Contributions to the defined benefit plan in the amount of $1,756 were made during 2004.

The 2004 and 2003 amounts shown below reflect the defined benefit pension and other postretirement benefit expense for the nine months ended September 30 for each year:

	Pension Benefits		Other Post Retirement Benefits
	2004	2003	2004	2003
Service cost	$801	$1,467	$1,110	$1,419
Interest cost	492	360	300	300
Expected return on plan assets	(309)	(243)	—	—
Amortization of prior service cost	27	45	—	—
Amortization of net loss	—	(21)	(6)	—
Special termination benefits	—	1,416	—	—
Curtailment gains	—	(1,096)	—	(1,847)

Net periodic benefit cost	$1,011	$1,928	$1,404	$(128)

In May 2004, the FASB issued FSP No. FAS 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” FSP No. FAS 106-2 provides guidance on accounting for the effects of the Act for employers that sponsor postretirement health care plans that provide drug benefits. The Company is currently evaluating the impact of the adoption of FSP No. FAS 106-2 which will occur in the fourth quarter of 2004. The ultimate adoption of FSP No. 106-2 will not require the Company to change previously reported information since the Company elected to defer accounting for the effects of the Act until authoritative guidance on the accounting for the federal subsidy was issued under FSP No. 106-2.

5. Members’ Equity

Effective May 5, 2004, the Company issued $150 million of 10.25% senior secured notes due 2012. The use of these proceeds included the repurchase of a 10% common membership interest in the Company that was owned by the holders of the $35 million secured subordinated notes that were also repaid from the use of proceeds. The 10% common membership interest in the Company that was valued at $612 as of the September 2002 issuance of the secured subordinated notes was purchased by the Company for $4,500.

In addition, the preferred member’s interest which had been granted by the Company in 2001 to Tomra North America, Inc. was repurchased for $9,000. The preferred member’s equity position carried a $22,500 liquidation preference upon dissolution of the Company as well as the right to a guaranteed payment of 8% of the initial preferred member’s account. As a result of the repurchase of this preferred member’s equity, the Company is no longer obligated to make the guaranteed payment.

6. Stock-Based Employee Compensation

On July 1, 2004, the Company issued a performance-based common membership option award to one employee that provides the employee with options to acquire 4 units of the common memberships’ equity upon attainment of pre-defined Company operating performance targets. Each unit is equal to a 1% interest in the common membership equity. Each of these 4 units have different vesting periods and performance measures and expire at various dates through June 2007. Generally, each option has a two year life in which the performance measure must be met in order for vesting to occur. The Company uses the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation (FAS 123) to account for equity-based compensation.

The fair value for this option award was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions:

•	Risk-free Interest Rate	4%
•	Expected Dividend Yield	0%
•	Expected Volatility	10%
•	Expected Lives	20 years
•	Range of Estimated Fair Value of Each Option Award	$35,000 to $80,000
•	Exercise Price of Each Option	$750,000
•	Remaining Contractual Life – 1 Option Each to Expire in:	June, 2006
		June, 2007
		June, 2008
		June, 2009

This common membership option award is a performance-based award, for which the recipient either receives the award at the time specified performance criteria has been met or the award lapses without vesting to the recipient if the performance criteria are not met. The Company has determined that the fair value of this award is approximately $230,000. However, as of September 30, 2004, the Company has concluded that vesting of this award is not probable and therefore has not recognized any compensation expense associated with this award.

Should, at a later date, the Company determine that the achievement of the performance targets is probable, a cumulative catch-up expense would be required equal to that portion of the total compensation attributable to the vesting period elapsed. If the award never becomes likely to be earned (and in fact never is earned), no expense would be recognized.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are the third largest producer of aluminum beverage can stock in the world and one of the largest aluminum scrap recyclers in the United States. Beverage can stock is aluminum sheet specifically designed and engineered for the production of aluminum beverage cans. We supplied 15% of the North American market in 2003 for aluminum beverage can stock as measured by volume and own one of only five beverage can stock facilities in North America, providing valuable capacity to meet volume demands in a consolidated industry.

Quarterly Information

Our quarterly revenues tend to fluctuate period to period based in large part on changes in aluminum prices. These changes generally do not affect our cash flow because we seek to match our hedging positions to our contractually-obligated sales agreements. We also pass aluminum cost increases to customers through an indexed pricing mechanism and/or by fixing the cost of metal through forward contracts on the London Metals Exchange (LME). Our net income may also fluctuate period to period based on the mark to market adjustment caused by our hedged position on aluminum and natural gas. Because we do not designate our forward contracts as hedges under Financial Accounting Standard No. 133 (FAS 133), we are required to recognize the non-cash mark to market adjustment in our current earnings and these may be material. Net loss for the year to date period ended September 30, 2004 included an unrealized loss associated with those hedges of $2.1 million, while the comparable year to date period in 2003 included an unrealized gain of $3.7 million.

Operating Results

Conversion Revenue and Conversion Margin

There are two components to our pricing under industry standards for can sheet pricing (can sheet accounted for 95% of our Listerhill facility’s output in 2003). The first component is the market price for aluminum that we pass on to our customers, subject to an industry-wide ceiling price which did not affect third quarter pricing. Under this industry formula, the metal transfer price is changed twice annually, specifically on April 1 and again on October 1. The metal transfer price for the period April 1 through September 30 is determined based on the average published Midwest P1020 aluminum price for the immediately prior six month period ended the last day of February. Likewise, the metal transfer price for the period October 1 through the following March 31 is determined based on the average published Midwest P1020 aluminum price for the immediately prior six month period ended the last day of August. We reduce our exposure to aluminum price fluctuations by passing cost increases to customers through an indexed sales pricing mechanism and by fixing the cost of metal through forward contracts on the LME. Although the spread differential between prime metal and scrap cannot be cost effectively hedged in the financial markets, we minimize market price risk with respect to scrap aluminum we receive from our customers and reprocess at a fixed conversion spread.

The second component is a fixed conversion, or value added, price. The fixed conversion price is calculated annually using Alcoa’s list price as a basis and is the most significant factor influencing our profitability. Conversion pricing under the supply agreement is subject to renegotiation each year as well as at such times that our major competitors change their published conversion prices. Because of the importance of the conversion price to our operating results, we measure conversion margin to evaluate our performance. Conversion margin is determined as conversion revenue (sales less metal cost and the effect of LIFO) less conversion cost (cost of sales less metal costs). The following table is a reconciliation of these non-GAAP financial measures to their related GAAP basis measures.

	Three months ended September 30		Nine months ended September 30,
	2004	2003	2004	2003
Sales	$192,140	$160,721	$587,309	$474,494
Less:
Metal costs	(134,152)	(101,974)	(404,863)	(305,347)
LIFO adjustment	—	—	8,974	3,738

Conversion revenue	$57,988	$58,747	$191,420	$172,885

Cost of sales	$185,548	$152,370	$572,866	$460,582
Less:
Metal costs	(134,152)	(101,974)	(404,863)	(305,347)

Conversion costs	$51,396	$50,396	$168,003	$155,235

Conversion revenue	$57,988	$58,747	$191,420	$172,885
Conversion costs	(51,396)	(50,396)	(168,003)	(155,235)

Conversion margin	$6,592	$8,351	$23,417	$17,650

Three months and nine months ended September 30, 2004 and 2003

Sales. Our sales increased from $160.7 million in the three months ended September 30, 2003 to $192.1 million in the comparable period in 2004, an increase of $31.4 million, or 20%. The increase was primarily a result of a corresponding increase in volumes shipped from 164.2 million pounds to 191.3 million pounds. Of the increase of 27.1 million pounds, the increase at Alloys was 24.0 million pounds, or 16%, primarily due to increased shipments to existing can stock customers as well as the addition of a new customer. Also contributing to the increase was an approximate 12% increase in the metal transfer price. Sales for the nine months ended September 30, 2004 increased 24% to $587.3 million from $474.5 million for the same period in 2003, with the increase also due to higher shipments and a higher metal transfer price which increased approximately 9%.

Cost of Sales. Cost of sales increased from $152.4 million in the three months ended September 30, 2003 to $185.5 million in the three months ended September 30, 2004, an increase of $33.1 million, or 22%. Metal costs, representing 67% and 72% of cost of sales in the third quarter of 2003 and 2004, respectively, increased from $102.0 million in 2003 to $134.2 million in 2004, an increase of $32.2 million or 32%. Conversion costs, which exclude metal, but include employment, energy, materials and other costs increased from $50.4 million in the third quarter of 2003 to $51.4 million in 2004, an increase of $1.0 million or 2%. Conversion costs as a percentage of conversion revenue increased from 86% in the third quarter of 2003 to 89% in 2004. Resulting conversion margin decreased from $8.4 million to $6.6 million, a decrease of $1.8 million or 21%. The reasons for this decrease are primarily reduced manufacturing product recovery rates, increased freight costs, increased sales returns and an unfavorable sales mix. Cost of sales for the nine months ended September 30, 2004 increased 24% to $572.9 million from $460.6 million for the same period in 2003. Metal costs as a percentage of cost of sales for the period increased from 66% in 2003 to 71% in 2004. Conversion margin for the nine months ended September 30, 2004 increased to $23.4 million from $17.7 million for the same period in 2003.

Selling, General and Administrative. Selling, general and administrative expenses increased from $2.3 million in the third quarter of 2003 to $3.5 million in the third quarter of 2004, an increase of $1.2 million or 52%. Compared to the third quarter of 2003, current period consulting fees and bank service charges increased by $0.3 million and $0.4 million, respectively. For the nine months ended September 30, 2003 and 2004, selling, general and administrative expenses were $6.5 million and $8.6 million, respectively. This represents an increase of $2.1 million or approximately 32%. Of the $2.1 million increase, the acquisition of Recycling contributed $0.6 million. Other increases were due to added professional fees of $0.6 million and increased bank service charges of $0.4 million.

Interest Expense and Fees. Interest expense and fees increased from $3.6 million in the third quarter of 2003 to $5.0 million in 2004 due to the higher interest rate from the long-term refinancing consisting of senior secured notes which closed on May 5, 2004. For the first nine months of 2003 and 2004, interest expense and fees were $10.9 million and $12.6 million, respectively.

Mark-to-Market for Contracts under SFAS No. 133. This item represents the non-cash gain or loss we recognized pursuant to SFAS No. 133. The unrealized gains were primarily a result of forward contracts entered into to hedge the cost of natural gas and aluminum. The fair value increase during the third quarter of 2003 was $1.7 million compared to an increase of $1.9 million during the third quarter of 2004. For the nine months ended September 30, 2003 the fair value increased $3.7 million and for the same period in 2004 the fair value decreased $2.1 million.

Liquidity and Capital Resources

Our principal source of cash to fund liquidity needs is net cash provided by operating activities and availability under the revolving portion of our senior secured facility. We anticipate that our primary liquidity needs will be for debt service, working capital and capital expenditures. Our debt service costs increased as a result of the offering of the senior secured notes. We believe that cash generated from operations and available borrowings under our senior secured credit facility, as amended and restated, in connection with the offering of the senior secured notes, will be sufficient to enable us to meet our liquidity requirements in the foreseeable future. However, our liquidity could be hampered if aluminum prices were to substantially increase or if we incur significant unexpected increases in necessary capital expenditures. Significant increases in volumes could also impact our liquidity. See “Risk Factors” included in Form S-4/A filed with the Securities and Exchange Commission for certain circumstances that could adversely affect our liquidity. In particular, a default under our senior secured credit facility or decreased sales or lower margins from our sales customers and other competitive factors could have a material adverse effect on our liquidity.

Nine months ended September 30, 2004 and 2003.

Operating Activities. During the nine months ended September 30, 2004, net cash used in operating activities was $13.4 million as compared to $4.6 million used in operating activities during the nine months ended September 30, 2003. Fluctuations in cash used in and provided by operating activities are subject to changing working capital requirements especially for accounts receivable and inventories. During the nine months ended September 30, 2004, accounts receivable increased from $20.4 million at December 31, 2003 to $41.1 million at September 30, 2004, an increase of $20.7 million. This increase is a result of timing, a change in a significant customer’s payment terms, and the rising price of metal. The payments by our customers are made at periodic times during the week and month, not everyday, nor exactly in 30 days, so the balance in receivables can fluctuate significantly at the end of a quarter depending on the timing of receiving payments. One of our largest customers changed to paying on 30-day terms versus previously paying on 10-day terms. This change has resulted in receivable balances for this customer generally being $15 million higher than under the previous terms. As a result, the customer is no longer entitled to a concomitant early payment discount. Lastly, metal prices and our corresponding metal transfer sales price are 10% higher at the end of September 30, 2004, as compared to December 31, 2003. The nine months ended September 30, 2004 also saw an increase in receivables of $14.5 million which was also the result of the timing of the receipt of customer payments as well as a normal seasonal fluctuation whereby third quarter shipment levels tend to be higher than fourth quarter shipments due to seasonal consumer demand for beverage cans.

Investing Activities. In the nine months ended September 30, 2004, our capital expenditures were $5.9 million as compared to $9.5 million during the same period in 2003. The reduction in capital expenditures in 2004 was based on a program to minimize discretionary spending while focusing on higher production levels to meet current can sheet demand. Certain capital projects are planned to occur later in the year to time with decreased seasonal production levels.

Financing Activities. Net cash provided by financing activities was $19.3 million in the nine month period ended September 30, 2004 compared with $10.4 million provided by financing activities in the first nine months of 2003. Net cash provided by financing activities was related to the proceeds of the senior secured note offering offset by repayments under our senior secured credit facility, the repayment of the subordinated secured notes, and the repurchase of members’ equity, and was used primarily for working capital requirements and capital expenditures.

Effective June 30, 2004, we entered into an Asset Sale Agreement with Congress Financial. This agreement allows us from time-to-time to sell certain accounts receivable up to $17 million on a non-recourse basis to Congress Financial. As of September 30, 2004, approximately $15 million had been sold under this agreement.

Effective November 10, 2004, we amended and restated our revolving credit facility to increase the revolver limit from $75 million to $125 million, subject to a borrowing base calculation and certain working capital eligibility requirements and limits. Proceeds of the revolver will be used primarily for increased working capital requirements due to higher shipment levels and increased metal prices.

Critical Accounting Policies

We have prepared our financial statements in conformity with accounting principles generally accepted in the United States, and these statements necessarily include some amounts that are based on informed judgments and estimates of management. Our critical accounting policies are discussed in Note 2 of the notes to our financial statements. As discussed below, our financial position or results of operations may be materially affected when reported under different conditions or when using different assumptions in the application of such policies. In the event estimates or assumptions prove to be different from actual amounts, adjustments are made in subsequent periods to reflect more current information. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements

Inventory Valuation

Inventories are valued at lower of cost or market using the last-in, first-out (LIFO) method. The Company uses the LIFO method since it better matches current costs with current sales prices in our results of operations. Certain items in inventory may be considered impaired, obsolete or excess, and as such, we may establish an allowance to reduce the carrying value of these items to their net realizable value. Based on certain assumptions and judgments made from the information available at that time, we determine the amounts in these inventory allowances. If these estimates and related assumptions or the market changes, we may be required to record additional reserves.

Valuation of Derivative Instruments

In determining the fair market value of our aluminum futures and options contracts, our interest rate cap and our natural gas futures and options, we use market quotes for contracts of similar maturities or management estimates in the absence of available market quotes. We adjust the market quotes for our aluminum derivative instruments for premiums or discounts for various product grades, locations and the closing times for various terminal markets. Differences in actual market prices from those estimated may cause us to make adjustments in future periods to reflect these differences.

Allowance for Doubtful Accounts

Our ability to collect outstanding receivables from our customers is critical to our operating performance and cash flows. Typically, our customer agreements require monthly payments, mitigating the risk of non-collection. We record an allowance for uncollectible accounts based on our ongoing monitoring of our customers’ credit and on the aging of the receivables. If the financial condition of our two largest customers, which accounted for 80% of our accounts receivable at September 30, 2004, were to deteriorate, resulting in an impairment of their ability to make payments, the recorded allowance for doubtful accounts may be not be sufficient.

Derivative Accounting

We have entered into long-term agreements to supply beverage can stock to our largest customers. To reduce the risk of changing prices for purchases and sales of metal, including firm commitments under these supply agreements, we use commodity futures and option contracts. In addition, the Company holds an interest rate cap and natural gas futures and options.

Under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activity, we are required to recognize all derivative instruments as either assets or liabilities on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through the statement of operations. In determining fair value, we use market quotes for contracts of similar maturity.

Quantitative and Qualitative Disclosures About Market Risk

Cost of Aluminum. As a condition of sale for a substantial majority of our sales, our customers require us to enter into short and long-term fixed price commitments. Under these agreements, the pricing terms of the aluminum component can be based on “band” pricing where there is an upper and lower limit, a fixed price or an upper limit only. In addition, the price of the aluminum component can be set as much as six months prior to the actual sale date, leaving us exposed to the risk of fluctuating aluminum prices between the time the price on the order is determined and the time that the order is fulfilled.

Our aluminum commodity risk management policy is to hedge the aluminum price risk associated with these fixed price firm commitments. At September 30, 2004, these LME options and futures contracts covered approximately 49,150 metric tons with a fair value gain of approximately $0.5 million. A hypothetical 10% increase (or decrease) in aluminum prices from the September 30, 2004 level would result in a non-cash gain (or loss) of approximately $8.4 million related to these positions and would be reflected as a mark-to-market adjustment for SFAS No. 133, which would be offset by the unrecorded gain (or loss) associated with customer and supplier contracts.

We do not enter into derivative contracts for speculative purposes.

Backlog of Customer Business

We maintain long-term supply agreements with our key customers in the aluminum can sheet market. Specifically, we have a long-term contract with Ball extending through 2007 and a long-term contract with Crown extending through 2008. These customers represent two of the four largest aluminum can manufacturers both in the United States and globally.

We believe the general terms of our customer contracts are standard for the industry. These contracts are supply arrangements whereby specific quantities and product pricing are negotiated and agreed to on an annual basis under the terms of the multi-year master supply agreement. While supply agreements are negotiated annually, the volumes have not varied significantly over the term of the supply agreements which generally extend three to five years. Furthermore, these volumes are not expected to vary significantly throughout the term of the multi-year master supply agreements.

Under the terms of our customer contracts, we use an industry standard for pricing the metal component of all aluminum can sheet sold. This standard is described above in “—Conversion Revenue and Conversion Margin.” Accordingly, at any given point of time, we effectively have seven months of delivery priced under the master contract, or approximately 350 million pounds, the exact specifications and delivery locations to be specified as described below.

We receive orders from our customers which provide detailed specifications as to metal characteristics and specific plant location. Although all orders are placed pursuant to the contract, quantities and specifications will vary by plant and more specifically by production line within the plant. These orders are generally provided with a two to three month lead time. The majority of all orders, specifically can stock orders, that are processed by Alloys are made to a specific customer order. Due to seasonal considerations, the first quarter is generally the highest sales volume for Alloys.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

ITEM 4. CONTROLS AND PROCEDURES

The Company, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer, President and Chief Operating Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (the “Evaluation”) as of the end of the period covered by this Report. Based upon the Evaluation, the Company’s Chief Executive Officer, President and Chief Operating Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in our periodic reports filed with the Securities and Exchange Commission is recorded, processed, summarized and reported as and when required. In addition, they concluded that there were no significant deficiencies or material weaknesses in the design or operation of internal controls which could significantly affect the Company’s ability to record, process, summarize and report financial information. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

There were no significant changes in the Company’s internal control over financial reporting during the quarterly period ended September 30, 2004 that have materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are a defendant from time to time in various legal actions arising in the normal course of business, the outcomes of which, in the opinion of management, neither individually nor in the aggregate are likely to result in a material adverse effect on our business, results of operations or financial condition.

We are defendants in an action brought by Merrill Lynch, Pierce, Fenner & Smith Incorporated pending in the New York Supreme Court, County of New York. In this action, Merrill Lynch seeks $931,893 for out-of-pocket costs and expenses allegedly incurred pursuant to a letter agreement between Wise Metals and Merrill Lynch dated January 31, 2002, in which Merrill Lynch alleges that Wise Metals agreed to reimburse Merrill Lynch for such costs and expenses. Wise Metals has hired counsel and intends to vigorously contest this law suit and believes it has meritorious defenses. Wise Metals has filed an answer to the complaint denying the material allegations and alleging several affirmative defenses and counterclaims which exceed in amount the sum sought by Merrill Lynch. Merrill Lynch has moved to dismiss the Wise Metals’ counterclaims and Wise Metals filed a motion in opposition in the Central Motion Part on August 27, 2004. Oral argument of the motion was held before Judge Fried on September 9, 2004 and the Court reserved decision. Pretrial discovery is in process.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a) Exhibits

10.1	Amendment No. 2 to Amended and Restated Loan Agreement, dated November 10, 2004, by and among the Issuers, the Guarantors, Congress Financial Corporation and Fleet Capital Corporation.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WISE METALS GROUP LLC

Dated: November 19, 2004	/s/ David D’Addario
David D’Addario
Chairman and Chief Executive Officer

/s/ Danny Mendelson
Danny Mendelson
Executive Vice President, Chief Financial Officer
and Secretary

Exhibit Index

10.1	Amendment No. 2 to Amended and Restated Loan Agreement, dated November 10, 2004, by and among the Issuers, the Guarantors, Congress Financial Corporation and Fleet Capital Corporation.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.