Form 10-K
period 2004-12-31
Wise Metals Group LLC
filed 2005-03-31
CIK 1297014

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

WISE METALS GROUP LLC

(Exact name of Registrant as specified in its charter)

Delaware	52-2160047
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

857 Elkridge Road, Suite 600

Linthicum, Maryland 21090

(Address of principal executive offices and zip code)

(410) 636-6500

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).

Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

FORWARD-LOOKING STATEMENTS

Our forward-looking statements are subject to a variety of factors that could cause actual results to differ significantly from current beliefs.

Some statements and information contained in this Form 10-K are not historical facts, but are “forward-looking statements,” as such term is defined in the Private Securities Litigation Reform Act of 1995. These forward-looking statements can be identified by the use of forward-looking words such as “believes,” “expects,” “plans,” “may,” “will,” “would,” “could,” “should,” or “anticipates” or the negative of these words or other variations of these words or other comparable words, or by discussions of strategy that involve risks and uncertainties. Forward-looking statements may differ from actual future results due to, but not limited to, those factors referenced under “Risk Factors” in the Business Section and/or any of the following factors:

•	sales to our major customers,

•	competition from non-aluminum sources of packaging,

•	our relationship with our employees and labor unions,

•	general economic conditions, including those affecting our ability to obtain financing,

•	conditions in the capital markets, or in industry conditions, including those affecting our customers and suppliers,

•	technological developments,

•	aluminum demand and prices, and the market for scrap aluminum,

•	changes in consumer tastes and preferences,

•	cost and availability of raw materials and energy,

•	environmental regulations to which our operations are subject,

•	changes in our credit rating or in the rating of our indebtedness,

•	changes in accounting policies or practices adopted voluntarily or as required by regulations or generally accepted accounting principles, and

•	our ability to attract and retain executives and other key personnel.

We have no obligation to update or revise these forward-looking statements.

Part I

Item 1.	Business

As used in this Form 10-K, all references to “Wise Metals,” “Wise Group,” “us,” “the Company” and all similar references are to Wise Metals Group LLC, a Delaware limited liability company and its subsidiaries as a consolidated entity, unless otherwise expressly stated or the context otherwise requires. As used herein, all references to “Wise Alloys” or “Alloys” refer to Wise Alloys LLC, a Delaware limited liability company, that is our wholly-owned operating company. All references to “Wise Recycling” or “Recycling” refer to Wise Recycling LLC, a Maryland limited liability company that is our wholly-owned subsidiary.

Overview

We are the third largest producer of aluminum beverage can stock in the world and one of the largest aluminum scrap recyclers in the United States. Beverage can stock is aluminum sheet specifically designed and engineered for the production of aluminum beverage cans. In 2004, we supplied an estimated 15% of the North American market for aluminum beverage can stock as measured by volume, and we own one of only five beverage can stock facilities in North America, which provides valuable capacity to a consolidated industry. Our can stock customers include, Ball Corporation, Crown Holdings, Inc. and Rexam PLC, the three largest beverage can manufacturers in the world, together representing 79% of the beverage can stock purchased in North America in 2004. Our beverage can stock customers produce aluminum cans for the largest brewers and carbonated soft drink bottlers in North America. In addition, we produce food can stock and semi-fabricated aluminum sheet for building and construction, transportation and other markets. Our recycling operation, Wise Recycling, provides aluminum feedstock for our aluminum sheet production and collects scrap for sale in the merchant market. In 2004, we did not derive a material percentage of our revenues from customers outside the United States.

The aluminum beverage can industry is a consolidated and mature industry which has experienced consistent historical stability. Four principal competitors, Ball, Crown, Rexam and Metal Container Corporation, the can-making subsidiary of Anheuser-Busch Companies, Inc., account for 99% of the production volumes of aluminum beverage cans in North America. Over the past ten years, the compounded annual growth rate for the United States beverage can market has been approximately 0.5%. In addition to our Listerhill facility in Muscle Shoals, Alabama, the only other facilities in the world that have the capability to produce aluminum beverage can stock are operated by two companies, Alcoa, Inc. and Novelis, Inc. which was spun off by Alcan, Inc in January 2005. The newest of these facilities was built in the mid-1980’s and we are unaware of any plans to build additional facilities to serve the can stock industry. Factors that have led to the consolidation in the industry and our expectation of limited new entrants include substantial capital requirements, lengthy customer qualification procedures and Food and Drug Administration regulations concerning beverage can coatings for bottlers. Most importantly, customers’ stringent requirements for thinner gauge can stock and higher quality can stock have surpassed the technical capabilities of most rolling mill operators. Furthermore, there historically have been virtually no foreign shipments of aluminum beverage can stock to North America primarily due to product quality requirements.

Our primary manufacturing operation, Wise Alloys, converts aluminum feedstock into beverage can stock, food container stock and semi-fabricated aluminum sheet. Unlike Alcoa and Alcan, we do not manufacture aluminum from bauxite. Instead, we process aluminum scrap and prime aluminum manufactured by third parties. Our production takes place at our Listerhill facility, which we purchased in 1999 as part of Reynolds’ divestiture of its integrated can-making infrastructure. Ball purchased Reynolds’ can-making assets in 1998 and since that time has remained a major customer of our Listerhill facility. The Listerhill facility is a four million square foot plant with 1.8 billion pounds of annual casting capability, 1.4 billion pounds of annual hot mill capacity and 1.1 billion pounds of annual finishing capacity. The facility has been well-maintained and modernized with more than $670 million spent on capital improvements since a major modernization process was begun by Reynolds in 1986. We believe the facility is one of the most technologically advanced and lowest cost aluminum processing mills in North America. We do not expect that the facility will require significant near-term capital expenditures.

Aluminum feedstock purchases comprised approximately 70% of our cost of sales in 2004 for our Alloys operations, with scrap comprising 75% of those total aluminum purchases. Historically, scrap has been a lower cost input for the production of our products than prime aluminum because our scrap reclamation assets are integrated into our production process and because scrap has generally been sold at a discount to prime aluminum. We have scrap purchase arrangements with our key customers through which we purchase scrap aluminum generated by their can production processes. These scrap purchase arrangements provided us with approximately 25% of our scrap aluminum requirements in 2004. We also obtain scrap from our scrap collection subsidiary, Wise Recycling, which provided us with approximately 8% of our scrap aluminum requirements in 2004. Our remaining scrap aluminum requirements are met by independent suppliers and brokers. We believe that we are one of the largest purchasers of used beverage containers, or UBCs, in North America, and we believe that our purchasing power provides us with the ability to negotiate favorable terms and conditions with our suppliers and enhance our operating margins.

Recycling is one of largest, direct-from-the-public collectors of aluminum beverage containers in the United States. In 2004, its plants recycled over 1.4 billion UBCs. It provides us with an effective, profitable infrastructure to obtain a portion of Wise Alloys’ scrap requirements. Recycling has developed a collection process that utilizes both direct acquisitions from scrap dealers and industrial accounts, as well as from the actual consumer, i.e. off-the-street. The collection process is centered through its seven shipping/regional centers which act as hubs for a total of 38 service and convenience centers. The shipping centers process and upgrade the various metals collected at their respective service and convenience centers. Furthermore, Wise Recycling collects other forms of non-ferrous scrap, primarily non-UBC aluminum, copper and brass, for sale into the merchant market. In 2004, Recycling sold 83.4 million pounds of scrap to third parties. We are currently expanding the business of Recycling to include warehousing operations in order to provide regional shipping centers for our scrap collection and to enhance our ability to provide vendor managed inventory program required by Alloys customers. These warehousing facilities, the first of which opened in Los Angeles in May 2004 store can sheet to be delivered to the customer and also operate as centralized shipping points for scrap and this dual role optimizes labor costs and allows us to manage freight costs by coordinating outbound aluminum coil shipments from the Listerhill facility and inbound scrap from the warehouse sites by captive rail car. Recycling is exploring the opening of other warehousing facilities in several other states in the latter part of 2005.

Wise Metals’ subsidiary, Listerhill Total Maintenance Center, LTMC, provides maintenance, repairs and fabrication to manufacturing and industrial plants worldwide ranging from small on-site repairs to complete turn-key maintenance. LTMC was named recently as one of two approved contractors in a 5-year project for up to $50 million to supply contracted equipment repair and maintenance services work for local Tennessee Valley Authority (TVA). As of year end, no direct orders for this project had been received.

U.S. Aluminum Sheet Market Overview

We compete principally in the rolled aluminum sheet product market. This market in North America is believed to consist of approximately 10 billion pounds of aluminum shipments annually in segments such as packaging, automotive, building and construction and original equipment manufacturing. The rolled aluminum market is somewhat fragmented, with numerous domestic competitors serving a number of different markets according to industry data. We principally serve the packaging segment, which represented approximately 40% of rolled aluminum sheet products in 2004.

We estimate that the top manufacturers of aluminum beverage cans in North America in 2004 were Ball with a 35% market share (including 2% attributable to Ball’s interest in a joint venture with Coors Brewing Company), Crown with a 21% market share, Metal Container with a 23% market share and Rexam with a 21% market share. These manufacturers are supplied with aluminum beverage can stock (aluminum sheet for body stock, tab and ends) by four principal suppliers: Novelis (formerly Alcan’s aluminum rolled products business), Alcoa, ARCO and ourselves. We estimate that within this highly concentrated market, Alcoa and Novelis each hold about a one-third market share and we hold a 15% market share. The remainder of the capacity is provided by ARCO, which shares with Novelis the ownership of a facility in Logan County, Kentucky. Alcan spun off its rolled aluminum products business as separate publicly traded company, Novelis, in January 2005.

The recent spin off of Novelis did not change the capacity of the overall can sheet business. Alcan did retain approximately 7-10 % of the can sheet business, accordingly there are now four companies manufacturing the product and five companies selling the product. Unlike its predecessor, Novelis has no North American reduction capability and will be viewed primarily as a conversion company for flat rolling sheet product similar to Wise, but with a much larger and diverse product line.

Aluminum beverage containers are sold primarily to makers and fillers of carbonated soft drinks, beer and other beverages. The principal aluminum beverage container purchasers in the United States are Anheuser-Busch, The Coca-Cola Company and PepsiCo Inc. Given the highly concentrated and integrated nature of the aluminum can supply chain (from can stock supplier to ultimate purchaser), customer relationships tend to be long-term and highly interdependent in nature. For example, our customers require prospective can stock suppliers to undergo a rigorous qualification process at their individual manufacturing facilities of up to twelve months before the prospective supplier is approved.

The aluminum can stock market is driven by factors associated with the aluminum beverage can industry. The United States aluminum beverage market is recognized as a mature market that has experienced slow but stable growth. Total U.S. producer can stock shipments grew an estimated 2.4% in 2004. Aluminum can stock demand and pricing is influenced by aluminum prices, end-market retail strategies, consumer sentiment and industry capacity.

Products

Beverage Can Sheet Products

We process prime aluminum, scrap and alloying agents into sheet products primarily for use in the manufacturing of aluminum beverage can containers. We produce different sheet products for each of the three components of an aluminum beverage can: the body, the end and the tab, which represent 78.5%, 18.6%, and 2.9%, respectively, of an average beverage can’s weight.

The beverage can stock industry market in which we participate has been driven by increasingly demanding product specifications in the last decade. In 1993, the average can stock gauges were 0.01140” for body stock and 0.01080” for end stock. At these relatively heavy thicknesses, the requirements for the uniformity of flatness and thickness across the entire width of the coil was achievable by all seven producers then making can stock. Similarly, at those gauges, inclusions, impurities and other imperfections in the can stock were far less critical. However, as a result of the struggle for market share and an excess of capacity in the industry, can makers dramatically improved their product and lowered their costs. Their suppliers, can stock makers, had to adapt to these changes in order to survive. By the end of 2000, there were only three can stock makers still existing in North America: Alcoa, Alcan and Wise Alloys. Participants left the industry because they were unable to produce the thinner gauge stock can makers requested and also meet their more stringent quality requirements. Can stock gauges dropped significantly, to 0.01080” for body stock and 0.0086” for end stock, a decline of 5.3% and 20.4%, respectively. It was especially arduous for can stock makers to meet new specifications profitably because the gauges were most significantly reduced in the end and not the body. They had trouble in achieving extremely tight tolerances in a very hard alloy of aluminum and magnesium. Coincident with this change, can makers increased their quality requirements. For example, while in 1996 a rejection rate of 1 in 10,000 cans was acceptable, the level today is 2 in 100,000, representing an 80% increase in the acceptable rejection rate. Today, the three remaining can stock makers have reduced their costs and raised their quality levels to where they are now shipping 0.0080” gauge end stock. We believe that the can stock we produce for everyday orders is equal in quality to that of our competitors, Alcoa and Novelis, and that the quality of our can stock for special orders is superior.

There are two components to pricing beverage can sheet products. The first component is a fixed conversion, or value-added, price and the second component is the market price for aluminum that we can pass on to customers, subject to industry-wide ceilings. The fixed conversion or value-added price is calculated annually using Alcoa’s list price as a basis. Conversion pricing under supply agreements are subject to renegotiation each year as well as at such times that our major competitors change their published conversion prices. With respect to the industry-standard aluminum component of the pricing arrangement, we charge the market price for aluminum effect on a trailing six month basis prior to delivery.

Other Aluminum Sheet Products

The remainder of our aluminum sheet products include rigid container stock for food container manufacturers and fin stock (light gauge alloy) for air conditioners, refrigeration sheets and commercial coolers. We produce small volumes of extra wide aluminum sheeting for truck trailer roofing and for unique architectural projects and aluminum tread for use in tool boxes in truck beds and linings. Although not produced in 2004, Wise intends to produce aluminum sheet for the building and construction products segment in 2005.

The following table sets forth our rolled aluminum product distribution for the past three years:

	Year ended December 31,
	2002	2003	2004
Body Stock	71%	68%	70%
End Stock	15	17	14
Tab Stock	3	3	3

Beverage Can Stock	89	88	87
Food Container	8	8	6
Trailer Roofing	2	3	2
Other	1	1	5

Total	100%	100%	100%

Total pounds billed (in millions)	599	570 (a)	653 (a)

(a)	Total pounds billed do not include Wise Recycling shipments to third parties of 35.0 million pounds in the last two quarters of 2003 and 83.4 million pounds in 2004.

Recycling

As well as acting as a low-cost supplier of scrap for our aluminum processing operations, Recycling collects and sells copper and brass scrap, which is sold to third parties.

Customers

Ball

Ball is the largest beverage can manufacturer in the United States with a 35% market share (including 2% attributable to Ball’s interest in a joint venture with Coors). In 2004, we supplied Ball with approximately 65% of our Listerhill facility’s total plant output. Our Listerhill facility has served selected Ball manufacturing facilities since 1965. We were the largest supplier of aluminum beverage can stock to Ball in 2004. Shipments increased 1.7% from 2003 to 2004 due to the unseasonably cold and wet weather in the summer of 2003 in the U.S. and Canada, which decreased beverage can consumption and therefore demand for can stock. This increase was consistent with industry-wide increases in can stock shipments as weather conditions returned to normal in 2004.

Our supply agreement with Ball provides that Ball will buy from us all of the aluminum beverage can stock requirements of the beverage can manufacturing facilities Ball purchased from Reynolds until the end of 2007. Ball also has the option to have other can stock producers supply aluminum body stock to its can manufacturing plants located in Hawaii and Puerto Rico.

The Ball supply agreement provides for Ball to order minimum shipment amounts in each year of the contract. While Ball has the right to reduce these specified minimum shipment amounts, it generally can only do so contractually in proportion to reductions in the beverage can stock requirements of all of its can manufacturing facilities in North America and not merely on the basis of reductions in the requirements of the Ball facilities we supply. In addition, Ball may also reduce these minimum shipment amounts in the event our products fail to meet agreed quality levels.

Crown

In 2004, we supplied approximately 26% of our Listerhill facility’s total plant output to Crown. Shipments were 34% higher than shipments for 2003.

Our supply agreement with Crown provides that Crown will buy beverage can and food container stock from us until the end of 2008. Under the Crown contract, Crown has the right to proportionately reduce its volumes if its soft toll increases thereby reducing its direct purchase market.

Other Customers

We finished the qualification process with Rexam at two of its locations in 2003. In 2004, we shipped approximately 3% of our can stock to Rexam up from approximately 1% of our can stock from 2003. Rexam is the third major independent can manufacturer in the U.S. and our relationship with them represents an important step in our diversification strategy.

We began trial shipments of can stock to a fourth major beverage can manufacturer in 2004. In addition, we presently have a small number of customers for products other than can stock. For example, General Electric Company purchases fin stock from us. We are increasing our marketing efforts in order to develop and diversify our customer base in high value added products. In particular, we seek new customers who have not traditionally purchased from our Listerhill facility because of its former affiliation with Reynolds. We have sold StarBright™ and trailer roof through a marketing arrangement with Commonwealth Industries, Inc., now Aleris International, Inc. after its merger with IMCO Recycling, Inc. This arrangement terminates on April 1, 2005. We are currently in the process of building a depot stock of common alloy sheet products to service this very strong market. We presently have some significant contracts for these new products with continued positive interest from market participants.

Wise Recycling currently sells non-ferrous scrap to third parties including Alsco Metals Corporation, formerly Owens Corning Metals Systems, Howell Metal Company and Maxwell Metals Group.

Operations

Aluminum Sheet Operations

We believe that our Listerhill facility is one of the most technologically advanced and flexible manufacturing facilities in the United States aluminum sheet industry. Our Listerhill facility benefited from over $670 million of capital improvements and upgrades since a major modernization process was begun by Reynolds in 1986. The facility’s features include state-of-the-art gauge control and closed-loop shape control systems, as well as state-of-the-art surface inspection systems. Our Listerhill facility’s hot-mill rolling speed is equal to industry standards, while the cold-mill rolling speed is competitive with that of our leading competitors. One of our three coating lines can coat wide width aluminum sheet at a high speed. These investments strengthened our facility’s competitive position by improving its product quality, increasing its processing capacity and reducing its operating costs. Since 2000, we have incurred annual maintenance expenditures ranging from approximately $32 to $47 million annually, comprising between $14 million and $24 million in part replacements and contractor costs and between $18 million and $23 million in employment costs. In addition, our annual capital expenditures, primarily for equipment and related upgrades, have averaged $11 million since 2000. In 2004, we spent $16 million in part replacements and contractor costs and $20 million in employment costs. We do not anticipate the need to make any major capital expenditures in the immediate future. Our facility’s features include a technologically advanced electromagnetic cast house, which is the only multiple station unit in the industry; a pusher furnace; hot mills with 116-inch width capability; four cold mills; an annealing line; a coating line and inspection and gauge control systems; and surface inspection systems. Our rolling capabilities have allowed us to meet our customers’ increasing demands for thinner gauge aluminum sheets and their increasingly stringent quality controls, unlike some of our former competitors. For instance, Listerhill is one of only two North American facilities capable of rolling the widths necessary for trailer roofs. In addition, our electromagnetic casting facilities and cold mills also give us superior flexibility to produce customized runs of limited quantity products with shorter production lead times in a cost effective manner. These shorter runs enable us not only to meet our can stock customers’ demands for special seasonal or promotional products or innovative new products with a limited initial market, such as energy drinks, but also efficiently produce other products, such as StarBright™, an aluminum tread product used in truck beds and linings.

We are in the process of converting and qualifying our end stock material from our three stand operation, where we have to make two passes to roll aluminum coil to proper gauge, to our five stand operation, where a coil only has to make one pass. This will increase our efficiencies in producing end stock while maintaining improved surface quality. This process change will also result in improved capacity on our three-stand that will allow for increased volume. Currently, we are approximately 20% qualified with our various customer plant locations and expect to be qualified with the majority of customers’ plant locations by the third quarter of 2005. Any time a major process change such as this is undertaken, each customer plant location that we serve must re-qualify our product to ensure proper specification. This is done through trial shipments and if the plant location and their respective customers all accept the product within specification, then the process change is considered qualified and the change can then be implemented on all product sold to that customer location.

Recycling Operations

Recycling is one of largest, direct-from-the-public collectors of aluminum beverage containers in the United States. In 2004, its plants recycled over 1.4 billion UBCs. Recycling has developed a collection process that utilizes both direct acquisitions from scrap dealers and industrial accounts, as well as from the actual consumer, i.e. off-the-street. The collection process is centered through its seven shipping/regional centers which act as hubs for a total of 38 service and convenience centers. The regional shipping centers process and upgrade the various metals collected at their respective area service and convenience centers. We are currently expanding the business of Recycling to include warehousing operations in order to provide regional shipping centers for our scrap collection and to enhance our ability to provide vendor managed inventory program required by Alloys customers. These warehousing facilities will store can sheet to be delivered to the customer and also operate as centralized shipping points for scrap and this dual role will optimize labor costs and allow us to manage freight costs by coordinating outbound aluminum coil shipments from the Listerhill facility and inbound scrap from the warehouse sites by captive rail car. Recycling opened its first warehouse in Los Angeles in May 2004.

Suppliers and Materials

The raw materials used by our aluminum sheet business are generally available from several sources. We utilize a mix of scrap aluminum and prime aluminum. Our supply of raw materials satisfies our current production requirements.

One of our key competitive advantages in the production of can stock is our use of scrap aluminum for a large proportion of our aluminum requirements. Aluminum can body stock can be manufactured with UBCs comprising up to 95% of the metal used. As we are capable of processing and recycling UBCs in an efficient manner and the use of scrap is nearly always less expensive than utilizing primary aluminum to produce the alloy required for producing can sheet, we believe that our high utilization of scrap provides us with a cost advantage over our competitors. In 2004, we satisfied approximately 75% of our raw material requirements from scrap aluminum, of which approximately 56% was composed of UBCs, 25% was scrap purchased from our customers and 19% was all other scrap including recycled sheet ingot and electric cable. In 2004, approximately 8% of our scrap aluminum requirements were supplied through our scrap collection subsidiary, Wise Recycling. We expect that a significant amount of our scrap aluminum requirements will continue to be sourced through scrap purchase arrangements with our can sheet customers, and purchases through Wise Recycling and third party suppliers. We obtain prime aluminum from brokers throughout the United States and directly from foreign and domestic producers.

We expect to obtain the balance of our scrap aluminum requirements from our established network of independent scrap dealers and brokers throughout the United States. We believe we are the largest purchaser of UBCs in North America, and as a result, we enjoy considerable leverage with our vendor base.

We purchase our electrical requirements from the TVA and our natural gas from Enbridge.

Competition

The aluminum beverage can stock market is highly concentrated and competitive. Our principal competitors in the aluminum beverage can stock industry are Alcoa and Novelis, recently spun off from Alcan, who each held an estimated one-third of the U.S. market share in 2004. The main factors influencing competition in our industry are quality and price. Competition is also affected by each customer’s requirements that suppliers complete a qualification process to supply their plants. The beverage can stock industry also faces competition from non-aluminum sources of packaging such as glass and HDPE and PET packaging producers.

Intellectual Property

We have acquired certain intellectual property rights under licenses from others for use in our business. In particular, we are a licensee under a technology license agreement with Alcoa that grants us a non-exclusive, perpetual, royalty-free, fully paid-up license to use the technology employed at our Listerhill facility. The license covers the processes, methods, practices and techniques for systems used and products produced at Listerhill. It includes the rights to change and further develop the technology and worldwide non-exclusive rights to offer for sale and sell products produced at the Listerhill facility.

In addition, the Alcoa technology license agreement grants us the right throughout North America to make products using licensed technology at the Listerhill facility or using technology used at other facilities that were owned by Reynolds at the time of the Listerhill facility acquisition or which were previously owned by Reynolds. Alcoa is responsible for obtaining and maintaining all patent rights relating to the licensed technology.

We do not have any patents, licenses or trademarks other than those that are the subject of the Alcoa technology license agreement that we believe to be material to our business viewed as a whole.

Research and Development

We engage in research and development programs that include aluminum sheet production process and product development and basic and applied research. We believe that these programs can lead to more cost-effective manufacturing systems that contribute to improvements in quality and operating efficiencies as well as new products. We conduct our research and development activities at our Listerhill facility. Expenditures for our research and development activities were $0.6 million in 2004. We fund substantially all our research and our development expenses through operations.

Employees

As of December 31, 2004, we had 984 employees at our Listerhill facility and 29 Wise Group employees at our corporate headquarters. Approximately 74% of these employees are engaged in production, 4% in engineering, research and development and 22% in sales, marketing, product support and general administration. Approximately 74% of these employees are represented by unions and are covered by collective bargaining agreements that will expire on November 1, 2007. In addition, as of December 31,

2004, Recycling had 103 employees. We consider our employee relations to be good. Neither we nor our predecessor have experienced any major labor stoppage in the past 10 years.

Environmental Matters

Our operations are subject to numerous and increasingly stringent federal, state and local laws and regulations governing protection of the environment, including those relating to air emissions, wastewater and stormwater discharges, the handling, disposal and remediation of hazardous substances and wastes, and public and employee health and safety. Our operations involve the management of hazardous materials and the use of aboveground and underground storage tanks containing materials that are subject to requirements of the federal Resource Conservation and Recovery Act, or RCRA, and comparable state statutes. Under such statutes, investigation or remediation may be necessary in the event of leaks or other discharges from current or former underground or aboveground storage tanks or other sources. Our operations involving air emissions and wastewater and stormwater discharges are subject to the Clean Air Act and Clean Water Act, respectively. Similar to many of our competitors, we have incurred and will continue to incur capital and operating expenditures and other costs in complying with such laws and regulations. Our operations also involve the risk of the release of hazardous materials into the environment. In addition, we send material to third party recycling, treatment, and/or disposal facilities. The Comprehensive Environmental Response, Compensation, and Liability Act of 1980 and comparable state statutes can impose strict, and under some circumstances joint and several, liability upon entities that send materials to third party facilities for investigation and remediation of contamination, as well as on owners and operators of sites at which soil or groundwater contamination is identified. We have not received any notice of such potential liability at any such facilities.

Our operating expenditures relating to environmental requirements in 2004 were approximately $2.9 million and are expected to be similar in 2005 and 2006. Future environmental regulations, including those under the Clean Air Act and Clean Water Act, or more aggressive enforcement of existing regulations, may result in stricter compliance requirements for us and for the aluminum industry in general.

In connection with our acquisition of the Listerhill facility in 1999, a consultant performed a soil and groundwater investigation (“Phase II Report”) to identify any environmental issues at the various plants that comprise the Listerhill facility. That Phase II Report identified certain on-site environmental areas of concern that may potentially require investigation or remediation and provided a then-present value estimate of approximately $18 million to address them. Pursuant to the Listerhill facility purchase agreement, the prior owner of the Listerhill facility, Reynolds, now Alcoa, is required to perform the work necessary and to indemnify us against the environmental matters required by applicable law to be addressed that are identified in the Phase II Report and any other such environmental liabilities attributable to Reynolds that are identified on or before March 31, 2004 subject to certain limitations. Alcoa disagrees with the cost estimates contained in the Phase II Report and has stated that it estimates that the environmental issues identified in the Phase II Report will cost less than $18 million to remediate. Although Alcoa has conducted some on-site environmental investigations and sampling and has submitted reports to the Alabama Department of Environmental Management (ADEM) regarding most of the on-site areas of concern, it has not yet commenced cleanup activities with respect to many of the areas of concern.

We are also party to an Environmental Cooperation Agreement, or ECA, with Alcoa, which is Reynolds’ successor. The ECA addresses, among other things, the use of a surface water ditch system by both us and Alcoa, the use of process water retention ponds on Alcoa’s property and certain surface drainage easements across our property. The ECA expires in December 2009, with automatic two year renewal periods unless either party elects to terminate, in which event the ECA will terminate one year following such election. Under the ECA, each party defends and indemnifies the other against claims arising from its own violations of any applicable environmental laws, its handling, use, or disposal of hazardous materials at the Listerhill facility, a breach of any warranties, representations or covenants in the agreement, or damage or loss to property and injury to or death of any persons.

We believe that we are in material compliance with environmental requirements and that environmental matters will not have a material adverse effect on our business, although resolution of particular items in any particular year or quarter could be material to the results of operations or liquidity for that period. However, we cannot guarantee that newly discovered conditions, or new, or more aggressive enforcement of applicable environmental requirements, or any failure by Alcoa to perform its indemnification obligations will not have a material adverse effect on our business.

Wise has not discovered any new environmental concerns. As noted all significant environmental issues have been identified and remain the responsibilities of Alcoa under the original Asset Purchase Agreement. Alcoa has acknowledged its obligation and discussions continue regarding the methodology to remediate these concerns.

Risk Factors

A decrease in sales to a major customer and or the granting of price concessions could adversely affect our business.

We derived approximately 60% and 25% of our total revenues in 2004 from sales to Ball and Crown, respectively. The Ball supply agreement is scheduled to terminate in 2007 and the Crown supply agreement is scheduled to terminate in 2008. These customers have the ability to reduce their purchases from us if our product quality declines or if we fail to perform under a material provision of our supply agreements. There is no guarantee that we will be able to renew these supply agreements on favorable terms, or at all. In addition, the amount of aluminum can stock and other products we sell under these agreements could decrease. For example, Crown and Ball have the option under their supply agreements to reduce specified shipment amounts in proportion to reductions in the beverage can stock requirements of all of their can manufacturing facilities in North America. See “Business—Customers.”

The loss of either of these customers or decreases in either customer’s levels of purchases from us for any reason, including a customer’s closing or sale of a plant, a sale of its business, a strike or work stoppage by its employees or financial difficulties, or an adverse change in the terms of the supply arrangements with either customer could have a harmful effect on our business.

In addition, our contracts with Ball and Crown permit them to request price reductions for our products under certain circumstances. Pricing under these supply agreements is based in part on the list price of aluminum of one of our competitors, Alcoa. Alcoa’s financial resources and excess capacity may allow it to reduce its prices for an extended period of time. If Alcoa reduces its list price, we may be forced to lower the prices for the products we sell to Ball and Crown. Such a reduction could have a material adverse effect on our margins and profitability.

The loss of our raw materials sources could hurt our business.

Our aluminum can stock production operations use various raw materials, including scrap aluminum and prime aluminum. During 2003 and 2004, we purchased approximately 29% and 23%, respectively, of our aluminum from two major suppliers. Unlike our major competitors, we are not an integrated producer of aluminum. Accordingly, our ability to produce competitively priced aluminum products depends on our ability to procure a competitively priced supply of scrap and prime aluminum in a timely manner. We expect that a significant amount of our scrap aluminum supply requirements will continue to be sourced through scrap purchase arrangements with our customers and acquisitions of scrap aluminum from Wise Recycling and third party suppliers. We obtain prime aluminum from brokers throughout the United States and directly from foreign and domestic producers. While we believe that these sources of raw materials are sufficient to meet our current operating requirements, we cannot assure you that we will be able to timely procure competitively priced aluminum or that we will not experience shortages due to the interruption of supply. In addition, if Alcoa or Novelis significantly increase their purchases of scrap aluminum, we may experience difficulty in obtaining our raw materials at the price discount that scrap has had traditionally over prime aluminum. Furthermore, the price of scrap aluminum may rise if foreign demand for scrap aluminum increases. The recent trend of increased copper and steel scrap consumption by China and other foreign countries could extend to aluminum scrap.

We may not be able to effectively manage our exposure to fluctuations in aluminum prices.

Aluminum purchases and related alloying agents represented approximately 70% of our cost of sales in 2004. Prime aluminum costs fluctuate over time. We reduce our exposure to aluminum price fluctuations by seeking to pass cost increases to customers through an indexed sales pricing mechanism, by keeping sufficient inventory on hand and/or by fixing the cost of metal through forward contracts on the London Metal Exchange, or LME, based on the cost of prime aluminum. Not all increases in aluminum prices can be passed to customers, however, as our sales contracts typically provide that our customers are responsible only for price increases up to a fixed price, and our contracts are generally priced based upon a fixed six-month trailing aluminum price average. As a result, we seek to reduce our exposure to any possible increases in aluminum prices over the contracted price by purchasing or committing to purchase aluminum at relative fixed prices for a matching six-month period. We seek to protect ourselves against price fluctuations in prime aluminum contracts both by purchasing and selling futures contracts and through the use of options contracts to effectively match our customer and supplier commitments. These hedging transactions may require us to post cash pursuant to margin calls. However, there can be no assurance that we will be successful in our efforts to use these types of derivative transactions to help manage fluctuations in prime aluminum prices, in part because our customers do not commit to buy set amounts of aluminum in any six month period. It is therefore impossible to know the precise date on which we will need to acquire an amount of aluminum under such period. Furthermore, our can stock contracts may provide for a ceiling on the metal transfer price. Should a resulting six-month market price of aluminum average over this ceiling, we may be unable to pass the additional cost on to our customers. As aluminum prices rise, including a 22% rise in 2004 following a 12% rise in 2003, this risk of the ceiling exposure and related costs greatly increases. For the second and third quarter periods of 2005, the metal price will exceed the ceiling. In addition, we are further exposed to counter-party performance risk in adverse market conditions in the event of non-performance by a supplier, customer or LME broker and could suffer significant financial losses as a result.

Our processing-based business model seeks to take advantage of the lower price of scrap aluminum compared to prime aluminum to provide a cost-competitive product. To the extent the discount between the LME’s quoted primary aluminum price and scrap price narrows, our competitive advantage is reduced. We cannot make use of financial markets to effectively hedge against reductions in this discount as this market is not readily available. If the difference between the price of prime and scrap aluminum is narrow for a considerable period of time, or, if we are unable to successfully manage the risks associated with fluctuations in the price of prime aluminum, our profitability could decline. Hedging transactions may require us to post cash pursuant to margin calls. Significant losses could occur if we entered into a hedge transaction that became unprofitable because a significant customer reduced orders.

Our operations are energy and our raw materials are commodity intensive and, as a result, our profitability may decline if energy and/or commodity costs increase, or if these supplies are interrupted.

We consume substantial amounts of energy in our operations. Energy costs constituted approximately 6% of our overall cost of sales in 2004. Although we generally expect to meet our energy requirements from our long-term natural gas and electricity contracts, we could be adversely affected by increases in the costs in natural gas and/or electricity, interruptions in energy supply due to equipment failure or other causes and our inability to extend the contracts upon expiration on economical terms. We buy natural gas on a forward basis to minimize risk of rising prices, but we may not always be able to do so successfully. Except to the extent we are able to protect ourselves against fluctuations in gas prices, every $1.00 change per mmBTU in the price of gas would affect our annual net income by $4.8 million based on our 2004 usage levels. In addition, an outbreak or escalation of hostilities between the United States and any foreign power and, in particular, a prolonged armed conflict in the Middle East, could result in a real or perceived shortage of oil and/or natural gas, which could result in an increase in the cost of natural gas or energy generally. If energy costs were to rise, or if energy supplies or supply arrangements were disturbed, our profitability may decline.

In addition, our operations generally require an uninterrupted supply of intense electrical energy, and any interruption for more than a very short duration, whatever the cause, may have a major technical, commercial and financial impact on our business operations. In warm weather, the Tennessee Valley Authority, or TVA, our electrical energy source for the Listerhill facility, is vulnerable to surges in demand for energy. These increases in demand may outstrip the available energy supply and lead to a curtailment. In 1999, we experienced this type of curtailment for approximately five days.

Outside of aluminum, our operations require substantial materials and supplies, many of which are subject to cost increases due to increasing commodity costs used in the production of these supplies and materials. These materials account for approximately 8% of cost of sales. In addition, metal costs include costs for non-aluminum hardeners and alloying agents such as magnesium and manganese. These materials comprise approximately 3% of metal costs and are subject to volatile commodity pricing and resulting cost increases. The price increases that we are able to achieve from our customers may not be sufficient to offset the effects of these rising input costs.

A business interruption at our Listerhill facility could significantly harm our operations.

Our beverage can stock production is concentrated entirely at our Listerhill facility. We depend on the equipment and facilities at Listerhill for the production of our beverage can stock and other aluminum sheet products. If our equipment or operations at Listerhill or portions thereof were disabled, our ability to manufacture beverage can stock products could be impaired or interrupted for an indefinite period or could cease altogether and cause a material adverse effect on our financial condition. For example, in 2003 a fire at the facility curtailed our operations for four weeks and caused delivery problems for three months. Business interruption insurance proceeds may not fully compensate us for damage to our equipment and facilities, lost profits and lost market share. We currently also have property casualty insurance for our Listerhill facility. However, the policy is subject to exclusions.

The beverage can stock industry is highly concentrated and our competitors have greater resources.

The market for beverage can stock products is highly concentrated. Competitors such as Novelis and Alcoa, each with an approximate one-third market share, have market presence, operating capabilities and financial, personnel and other resources that are substantially greater than our own. Alcoa is a fully integrated competitor who supplies its own prime aluminum for use in producing beverage can stock. Novelis has metal supply contracts with its former parent company, Alcan. They may also affect prices for scrap aluminum by making purchases of scrap aluminum. These competitors can develop their technologies more quickly, take advantage of acquisition and other opportunities more readily, produce their own supply of aluminum and devote greater resources to the marketing and sale of their products and services than we can. They may be able to purchase raw materials at a lower cost because of their size. Finally, the financial resources and excess capacity of our major competitors may give them the ability to reduce their prices for an extended period of time. Any of these factors may reduce the prices we can charge for our products, lower our gross margins and cause us to lose market share. We cannot assure you that we will be able to compete successfully in these circumstances.

We are subject to competition from non-aluminum sources of packaging.

Although aluminum maintains the largest overall share among packaging materials of the U.S. beverage container industry, it faces increasing competition from other packaging materials such as plastics and glass. We face continued competition from plastic packaging producers (primarily high density polyethylene, or HDPE, and polyethylene terephthalate, or PET) in the soft drink and juice segment of the beverage packaging industry. PET increased its market share of the U.S. beverage container market from an approximate 19% market share, as measured by number of containers, in 1997 to an approximate 26% market share in 2002. Some manufacturers and consumers prefer PET to aluminum because of its clarity, availability in multiple sizes and ability to be resealed. In addition, glass accounted for approximately 13% of beverage container demand in 2002. If plastic and/or glass and/or other new products increase their respective market shares, demand for our products may decrease significantly. For the year ended

December 31, 2004, 83% of our sales volume was from beverage can stock and we expect to derive a significant portion of our revenues from these sales in the future. If demand for these products decreased, our profits and cash flows could be reduced.

Demand in the packaging market in which we participate can be inconsistent.

We primarily manufacture aluminum can stock that is used for beverage and, to a lesser extent, food packaging for which demand may be inconsistent. For example, it is believed that the unseasonably cold and wet weather in the summer of 2003 decreased consumer demand in the U.S. and Canada for beverages packaged in the containers produced by our customers. As a result, our sales to Ball and Crown declined in 2003. Our operating results could be adversely affected if the packaging market experiences weakness because of weather or general economic conditions or other factors.

We cannot guarantee that we will be successful in developing new products or entering new markets.

We have begun the development of higher value-added and intermediate products that complement our aluminum beverage can stock production. For example, we also process aluminum sheets for use in food containers, trailer roofing and air conditioner and refrigerator components. In 2001, we developed high-luster heavier gauge embossed sheet and end plate for sale in the automotive after market. In addition, we have begun to supply intermediate aluminum products to other industry participants. Intermediate aluminum products are products that we sell to customers before they have undergone final processing. We cannot assure you that we will be successful in further developing these products and in entering into new markets. We may experience design, manufacturing, marketing or other difficulties that could delay or prevent the development, introduction or commercialization of any new products. Development of these products and entry into new markets may require greater capital resources than we currently anticipate. We cannot guarantee when or whether these new products will be widely introduced or fully implemented, that they will be successful when they are introduced or that customers will purchase the products offered. If these products or services are not successful or the costs associated with implementation and completion of the rollout of these products or services materially exceed those currently estimated by us, our results of operations may suffer.

Environmental requirements could adversely affect our financial condition and our ability to conduct our business.

Our operations are subject to numerous and increasingly stringent federal, state and local laws and regulations governing protection of the environment, including those relating to air emissions, wastewater and stormwater discharges, the handling, disposal and remediation of hazardous substances and wastes, and public and employee health and safety. Our operations involve the management of hazardous materials and the use of aboveground and underground storage tanks containing materials that are subject to requirements of the federal Resource Conservation and Recovery Act, or RCRA, and comparable state statutes. Under such statutes, investigation or remediation may be necessary in the event of leaks or other discharges from current or former underground or aboveground storage tanks or other sources. Our operations involving air emissions and wastewater and stormwater discharges are subject to the Clean Air Act and Clean Water Act, respectively. Similar to many of our competitors, we have incurred and will continue to incur capital and operating expenditures and other costs in complying with such laws and regulations. Our operations also involve the risk of the release of hazardous materials into the environment. In addition, we send material to third party recycling, treatment, and/or disposal facilities. The Comprehensive Environmental Response, Compensation, and Liability Act of 1980 and comparable state statutes can impose strict, and under some circumstances joint and several, liability upon entities that send materials to third party facilities for investigation and remediation of contamination, as well as upon the owners and operators of sites at which soil or groundwater contamination is identified. We have not received any notice of such potential liability at any such facilities. Future environmental regulations, including those under the Clean Air Act and Clean Water Act, or more aggressive enforcement of existing regulations, may result in stricter compliance requirements for us and for the aluminum industry in general.

In connection with our acquisition of the Listerhill facility in 1999, a consultant performed a soil and groundwater investigation (“Phase II Report”) to identify any environmental issues at the various plants that comprise the Listerhill facility. That Phase II Report identified certain on-site environmental areas of concern that may potentially require investigation or remediation and provided a then-present value estimate of approximately $18 million to address them. Pursuant to the Listerhill facility purchase agreement, the prior owner of the Listerhill facility, Reynolds, now Alcoa, is required to perform the work necessary and to indemnify us against the environmental matters required by applicable law to be addressed and identified in the Phase II Report and any other such environmental liabilities attributable to Reynolds that were identified on or before March 31, 2004, subject to certain limitations. Alcoa disagrees with the cost estimates contained in the Phase II Report and has stated that it estimates that the environmental issues identified in the Phase II Report will cost less than $18 million to remediate. Although Alcoa has conducted some on-site environmental investigations and sampling and has submitted reports to the Alabama Department of Environmental Management (ADEM) regarding most of the on-site areas of concern, it has not yet commenced cleanup activities with respect to many of the areas of concern.

Wise has not discovered any new environmental concerns. As noted all significant environmental issues have been identified and remain the responsibilities of Alcoa under the original Asset Purchase Agreement. Alcoa has acknowledged its obligation and discussions continue regarding the methodology to remediate these concerns.

However, there can be no assurance that Alcoa will be willing to perform its indemnification obligations regarding the Listerhill facility or that costs to do so will not exceed $18 million. Any failure by Alcoa to address completely such issues could materially affect our financial condition and our ability to conduct our business. Furthermore, there can be no assurance that environmental conditions requiring remediation will not be discovered in the future which are not addressed by Alcoa and could result in material costs to us. See “Business—Environmental Matters.”

We have a unionized workforce, and union disputes and other employee relations issues could harm our financial results.

All of our hourly-paid employees are represented by labor unions under eight collective bargaining agreements. We may not be able to satisfactorily renegotiate our labor agreements when they expire on November 1, 2007. In addition, although we consider our employee relations generally to be good, our existing labor agreements may not prevent a strike or work stoppage at our facility in the future, and any such prolonged work stoppage could have a material adverse effect on our financial condition and results of operations. See “Business—Employees.”

Our success will continue to depend on our ability to attract and retain executives and other key personnel.

Our continued success depends on our ability to attract, motivate and retain highly skilled and qualified management and technical personnel. Any inability to do so could hurt our business. In addition, there can be no assurance that we will be able to hire qualified persons when needed or on favorable terms. In addition, the loss of any one or more of our executive officers could have an adverse effect on our ability to manage and operate our business. We do not have employment agreements with any of our executive officers except Randall Powers, our President and Chief Operating Officer, John Cameron, our Vice Chairman, and Gerald David, the Executive in Charge of Business Development/Metals Management. See “Management.”

We are controlled by a limited number of persons.

As of December 31, 2004, Silver Knot, LLC, owns approximately 79% of the membership interests of Wise Group. David D’Addario, CEO, Chairman and a Manager of Wise Group, controls Silver Knot and Greg Garvey, a Manager of Wise Group is also a member of Silver Knot. The board of Wise Group contains no independent managers. Mr. D’Addario and Mr. Garvey have the ability to effect certain corporate transactions, including mergers, consolidations and the sale of all or substantially all of Wise Group’s assets.

We may expand our operations through acquisitions, which may divert management’s attention and expose us to unanticipated liabilities and costs. We may experience difficulties integrating any acquired operations, and we may incur costs relating to acquisitions that are never consummated.

Our business strategy contemplates continued expansion of our operations, including growth through future acquisitions. However, our ability to consummate and integrate effectively any future acquisitions on terms that are favorable to us may be limited by the number of attractive acquisition targets, internal demands on our resources and our ability to obtain financing. Our success in integrating newly acquired businesses will depend upon our ability to retain key personnel, avoid diversion of management’s attention from operational matters, and integrate general and administrative services and key information processing systems. In addition, future acquisitions could result in the incurrence of additional indebtedness, costs and contingent liabilities. We may also incur costs and divert management attention to acquisitions that are never consummated. Integration of acquired operations may also take longer, or be more costly or disruptive to our business, than originally anticipated. It is also possible that expected synergies from future acquisitions may not materialize.

Although we will undertake a comprehensive due diligence investigation of each business that we might acquire, there may be liabilities of the acquired companies that we fail or are unable to discover during the diligence investigation and for which we, as a successor owner, may be responsible. In connection with acquisitions, we generally seek to minimize the impact of these types of potential liabilities through indemnities and warranties from the seller, which may in some instances be supported by deferring payment of a portion of the purchase price. However, these indemnities and warranties, if obtained, may not fully cover the liabilities due to limitations in scope, amount or duration, financial limitations of the indemnitor or warrantor or other reasons.

Item 2.	Property.

Our Listerhill manufacturing operations are located in Muscle Shoals, Alabama and comprise approximately 1,500 acres, of which approximately 102 acres are leased. Our corporate headquarters are located in Linthicum, Maryland. Recycling currently operates shipping centers in the locations listed below.

The following table presents certain information regarding our owned and leased facilities as of December 31, 2004:

Location	Estimated Square Feet	Use	Owned/ Leased	Lease Expiration Date
Linthicum, MD	9,629	Offices	Leased	April 2006
Muscle Shoals, AL	4,000,000	Alloys Plant	Owned
	215,000	Alabama Reclamation Plant	Owned
	115,000	Southern Reclamation Plant(1)(2)	Owned
	300,000	Sheffield Coating Plant(2)	Leased	March 2098
	30,928	Sewage Treatment Plant(2)	Leased	March 2098
	48,840	Drinking Water Plant(2)	Leased	March 2098
	33,105	Locomotive Shed and Maintenance Building(2)	Leased	March 2098
Albuquerque, NM	16,475	Recycling Service Center	Owned
Bristol, VA	31,800	Recycling Service Center	Leased	March 2006
Charlotte, NC	30,000	Recycling Service Center	Leased	Month-to-Month
Denver, CO	18,260	Recycling Service Center	Owned
Lexington, KY	43,000	Recycling Service Center	Leased	February 2008
Pensacola, FL	10,900	Recycling Service Center	Leased	June 2005
Raleigh, NC	25,000	Recycling Service Center	Leased	March 2010

(1)	The plant is owned; certain portions of the land are leased from Alcoa. The lease on the land expires March 2098.

(2)	The leases on these plants are subject to certain change of control and consent provisions. Under the terms of the lease related to the Southern Reclamation Plant, Alcoa has the right to terminate the lease if we sell, transfer or assign the lease or the Southern Reclamation plant without Alcoa’s prior consent. Under the terms of the lease related to the sewage treatment plant, Alcoa has the right to terminate the lease prior to its expiration date if we cease to operate the sewage treatment plant, cease to provide sewage treatment services to Alcoa or sell, transfer or assign the lease to the sewage treatment plant without Alcoa’s prior consent. Under the terms of the lease related to the drinking water plant, Alcoa has the right to terminate the lease prior to its expiration date if we cease to provide drinking water services to Alcoa, cease to operate the drinking water plant or sell, transfer or assign the lease of the drinking water plant without Alcoa’s prior consent. Under the terms of the lease related to locomotive shed and maintenance buildings and the related buildings and the related real property, Alcoa has the right to terminate the lease prior to the expiration date if we cease to operate our Listerhill facility, the Alabama Reclamation Plant, the Southern Reclamation Plant or the Sheffield Coating Plant or we sell, transfer or assign the lease for our Listerhill facility, the Alabama Reclamation Plant, the Southern Reclamation Plant or the Sheffield Coating Plant without Alcoa’s prior consent.

Item 3.	Legal Proceedings

We are a defendant from time to time in various legal actions arising in the normal course of business, the outcomes of which, in the opinion of management, neither individually nor in the aggregate are likely to result in a material adverse effect on our business, results of operations or financial condition.

We are defendants in an action brought by Merrill Lynch, Pierce, Fenner & Smith Incorporated pending in the New York Supreme Court, County of New York. In this action, Merrill Lynch seeks $931,893 for out-of-pocket costs and expenses allegedly incurred pursuant to a letter agreement between Wise Metals and Merrill Lynch dated January 31, 2002, in which Merrill Lynch alleges that Wise Metals agreed to reimburse Merrill Lynch for such costs and expenses. Wise Metals has hired counsel and intends to vigorously contest this law suit and believes it has meritorious defenses. Wise Metals has filed an answer to the complaint denying the material allegations and alleging several affirmative defenses and counterclaims which exceed in amount the sum sought by Merrill Lynch. Merrill Lynch moved to dismiss the Wise Metals’ counterclaims and by an order dated December 30, 2004, the Court granted this motion, dismissed the counterclaims and permitted Wise Metals to replead two of the counterclaims for breach of the implied covenant of good faith and fair dealing and for breach of fiduciary duty. Wise Metals has served an amended answer repleading these two counterclaims and has also filed a notice of appeal from the order dismissing the originally pleaded counterclaims. The time of Merrill Lynch to respond to the repleaded counterclaims has not yet expired. The action is proceeding and is presently in the discovery stages.

We are defendants in an action brought by a former executive pending in Alabama State Court. In this action, the plaintiff is suing to enforce an alleged settlement contract with Wise. The plaintiff alleges that a deal had been negotiated whereby in exchange for $2 million he would surrender his equity interests in Wise, forgo any claim for a $1 million severance that would otherwise come due on his 62nd birthday (payable in $50,000 quarterly installments), and provide a general release. Wise Metals has hired counsel and intends to vigorously contest this law suit and believes it has meritorious defenses.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders in the fourth quarter of 2004.

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

There is no publicly traded market for our common equity.

Item 6.	Selected Consolidated Financial Information

The following table sets forth our selected historical and other financial data for each of the five years in the period ended December 31. Until June 30, 2003, we accounted for our 50% membership interest in Wise Recycling using the equity method. With the acquisition of the remaining 50% membership interest, Wise Recycling has been included in our statement of operations data from July 1, 2003. You should read the following selected historical financial and other information in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the notes thereto included elsewhere in this Form 10-K.

	2004	2003	2002	2001	2000
Statement of Operations Data:
Sales	$766,868	$619,058	$628,313	$641,945	$863,729
Cost of sales	770,518	601,675	593,048	600,939	858,955

Gross margin (deficit)	(3,650)	17,383	35,265	41,006	4,774
Selling, general and administrative	11,967	9,204	6,750	9,540	11,576
Severance charges (credit)	—	(4,315)	6,196	3,074	—

Operating income (loss)	(15,617)	12,494	22,319	28,392	(6,802)
Nonrecurring charges	—	—	(3,221)	—	—
Guarantee of affiliate debt	—	300	1,471	2,413	(4,387)
Income (loss) from affiliate	—	973	—	—	(1,827)
Early extinguishment of debt	(7,455)	—	12,967	—	1,206
Interest expense and fees, net	(17,920)	(14,400)	(11,113)	(18,112)	(24,873)
Adjustment for contracts under SFAS 133(1)	(550)	8,196	12,704	(17,752)	—

Income (loss) before cumulative effect of change in accounting principle	(41,542)	7,563	35,127	(5,059)	(36,683)
Cumulative effect of change in accounting principle	—	—	—	(3,152)	—

Net income (loss)	$(41,542)	$7,563	$35,127	$(8,211)	$(36,683)

Other Data:
Depreciation and amortization	$13,211	$12,300	$8,679	$8,084	$10,882
Adjusted EBITDA(2)	33,335	30,423	33,383	29,874	(1,066)
Capital expenditures	12,329	10,143	14,248	8,419	11,512
Ratio of earnings to fixed charges(3)	—	1.5	4.1	—	—
Total pounds billed-rolled aluminum (in millions)	653	570	599	584	689
Number of employees at end of period—Total	1,134	1,147	1,085	1,067	1,424
Number of employees at end of period—Alloys	1,012	1,026	1,067	1,053	1,396
Total man hours worked (in thousands)	1,609	1,747	1,809	2,058	2,570
Packed pounds (in millions)	640	600	608	621	713
Pounds packed per man hour	398	344	336	302	277
Balance Sheet Data (at period end):
Cash and cash equivalents	$7,669	$903	$3,533	$109	$—
Restricted cash(4)	250	250	6,916	15,478	—
Property and equipment, net	85,375	86,257	81,979	75,372	73,901
Total assets	334,470	285,640	279,213	241,396	305,294
Working capital	55,867	18,016	13,455	53,026	(24,131)
Total debt	254,244	175,270	163,435	136,476	195,896
Total members’ equity (deficit)	(12,765)	42,890	35,327	(412)	(5,904)

(1)

We adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activity, on January 1, 2001. We have elected not to designate any of our derivative instruments as hedges under this statement. All of our derivatives are recorded at fair value in our balance sheets in 2001, 2002, 2003 and 2004. Accordingly, any unrealized loss or gain is recorded in operations as of the end of each accounting period. (See Note 1 to our Consolidated Financial Statements).

(2)	Adjusted EBITDA represents EBITDA (defined as net income (loss) before income taxes, interest expense and fees, net, and depreciation and amortization, adjusted to exclude early extinguishment of debt, income from affiliate, nonrecurring charges, severance charges and credits, LIFO adjustments, cumulative effect of change in accounting principle and mark-to-market adjustment for contracts under SFAS 133. Adjusted EBITDA is not intended to represent cash flows from operations as defined using generally accepted accounting principles and should be considered in addition to, and not as a substitute for, cash flows as a measure of liquidity or net earnings as a measure of operating performance. We include Adjusted EBITDA information because this measure is used to measure our compliance with debt covenants and used by investors and noteholders to evaluate our ability to service debt. Our measure of Adjusted EBITDA may not be comparable to similarly titled measures of other companies. The following sets forth the computation of Adjusted EBITDA:

	2004	2003	2002	2001	2000
Net income (loss)	$(41,542)	$7,563	$35,127	$(8,211)	$(36,683)
Interest expense and fees, net(a)	18,505	14,400	11,113	18,112	24,873
Depreciation and amortization	13,211	12,300	8,679	8,084	10,882
Early extinguishment of debt	7,455	—	(12,967)	—	—
Income from affiliate	—	(1,273)	(1,471)	(2,413)	—
Nonrecurring charges	—	—	3,221	—	—
Severance charges (credits)	—	(4,315)	6,196	3,074	—

LIFO adjustments(b)	35,156	9,944	(3,811)	(9,676)	(138)
Unrealized (gain) loss on derivative instruments(c)	550	(8,196)	(12,704)	17,752	—
Cumulative effect of change in accounting principle	—	—	—	3,152	—

Adjusted EBITDA	$33,335	$30,423	$33,383	$29,874	$(1,066)

(a)	Interest expense and fees includes servicing fees paid in conjunction with receivables asset sales in the amount of $585 in 2004.

(b)	We adopted the LIFO method of inventory in 1999. The use of LIFO in an inflationary raw material price environment such as that seen in 2003 and 2004 increases the amount expensed on the income statement, reducing pre-tax income versus the use of the FIFO method. Conversely, decreasing raw material prices result in higher pre-tax income.

(c)	The mark-to-market adjustment for contracts under SFAS 133 represents the change in fair market value of derivatives recorded on our balance sheet. This non-cash adjustment is recorded in our statement of operations.

(3)	For the years ended December 31, 2000, 2001 and 2004 income was insufficient to cover fixed charges.

(4)	Restricted cash includes cash deposits with commodity brokers to cover open hedging positions.

Item 7.	Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

Overview

We are the third largest producer of aluminum beverage can stock in the world and one of the largest aluminum scrap recyclers in the United States. Beverage can stock is aluminum sheet specifically designed and engineered for the production of aluminum beverage cans. We supplied an estimated 15% of the North American market in 2004 for aluminum beverage can stock as measured by volume and own one of only five beverage can stock facilities in North America, providing valuable capacity to meet volume demands in a consolidated industry. Our customers include Ball, Crown and Rexam. Our beverage can stock customers produce aluminum cans for the largest brewers and carbonated soft drink bottlers in North America. In addition, we produce food container stock and semi-fabricated aluminum sheet for transportation and other markets. Our recycling operation, Wise Recycling, provides aluminum feedstock for our aluminum sheet production as well as collection of scrap for sale in the merchant market.

Unlike our principal competitors, we do not manufacture aluminum from bauxite. Instead, we process aluminum scrap and prime aluminum manufactured by third parties. As a result, we do not have the capital requirements and high fixed costs associated with the production of prime aluminum. Aluminum purchases comprised approximately 70% of our cost of sales in 2004. Historically, prices of our aluminum can stock and other products have been directly correlated to the prices of our metal material cost due to the standard industry practice of passing through the metal material costs to customers. This correlation has allowed us to maintain a relatively consistent conversion revenue, defined as net revenue less material costs, on a per pound basis.

Our can stock production takes place at our Listerhill facility in Muscle Shoals, Alabama. We purchased this facility from Reynolds in January 1999. At our Listerhill facility, we convert used beverage cans, other forms of scrap aluminum and primary ingot into high quality aluminum sheet, or can stock, that is used by our customers to produce beverage and food cans and other aluminum sheet products. There are five primary steps in the production process: (i) melting the raw material; (ii) casting an ingot; (iii) hot rolling the ingot and reducing its gauge to a 0.10 inch thickness; (iv) further reducing the thickness to customer specified gauges on our cold mills and (v) finishing the can stock with a coating. Our cast house and hot mill have annual capacity in excess of 1.8 and 1.4 billion pounds, respectively, while our cold mills and finishing capacity is limited to approximately 1.1 billion pounds.

We generally warehouse finished can stock at 11 locations which are strategically situated in close proximity to many of the approximately 25 customer plant locations that we serve. Our customer plant locations require daily shipments by either rail or truck to replenish warehouse inventory.

In 2004, approximately 60% and 25% of our total revenues were derived from sales to Ball and Crown, respectively. Our Listerhill facility has been a supplier to selected Ball manufacturing facilities since 1965, and we are the largest supplier of beverage can stock to Ball. Ball and Crown have contracted to purchase aluminum beverage can stock from us until the end of 2007 and 2008, respectively. We began to ship can stock to Rexam in 2004 and started trial shipments to a fourth major beverage can manufacturer.

Our historic beverage can stock shipments have been fairly consistent since our purchase of our Listerhill facility in 1999, as the beverage can market and competitive market share positions have been relatively constant over that period.

We recognize revenue at the later of the date of shipment, or upon transfer of title. The majority of our inventory is accounted for on a last-in, first-out basis. We have elected not to designate any of our derivative instruments as hedges under SFAS No. 133. All of our derivatives have been recorded at fair value on our balance sheets in 2003 and 2004.

Metal, labor, natural gas, electricity and plant maintenance costs represent the primary components of our cost of sales. In 2004, scrap aluminum represented approximately 75% of our metal input. In 2004, aluminum represented approximately 70% of our cost of sales. Purchases of scrap aluminum from Recycling and our customers made up 35% of total scrap used, with the balance coming from purchases in the open market. The scrap purchase arrangements with our key customers through which we purchase scrap aluminum generated in their can production processes provided us with approximately 27% of our scrap aluminum requirements, in 2004. In 2004, scrap aluminum purchases from Recycling represented 8% of our purchases of scrap aluminum. Recycling presently operates seven area centers with 18 service centers and 20 convenience centers associated with the area centers. Recycling would have been profitable as a stand alone entity in 2004. A new area center opened in Los Angeles in May 2004. Recycling continues to identify potential locations where there is a sufficient industrial base to provide scrap to the plant and operate profitably on an independent basis. Recycling also sells copper and other non-ferrous scrap to unaffiliated third party buyers.

The primary aluminum alloys utilized in our business are readily available and are purchased from both foreign and domestic sources.

We purchase natural gas from a local pipeline, Enbridge, and purchase electricity from the TVA, which provides for firm power at fixed prices and variable power at market prices.

Shipping and handling costs amounted to $16.9 million, $17.5 million and $25.5 million for the years ended December 31, 2002, 2003 and 2004, respectively, and are recorded as a reduction of sales in the statements of operations. Shipping costs increased as a result of increased shipment volumes from 598.8 million pounds in 2002 to 605.2 million pounds (including Wise Recycling) in 2003 and to 736.1 million pounds in 2004.

Selling, general and administrative expenses consist primarily of employment and various administrative expenses. Employment costs comprised approximately 42% of selling, general and administrative expenses in 2004. Eleven unions represent our hourly workers under eight collective bargaining agreements. On January 7, 2003, we entered into new agreements with our unions which provide for significantly more flexible work rule arrangements than our prior labor agreements. The current labor agreements are in effect through November 1, 2007.

Wise Metals Group LLC and its subsidiaries are taxed as partnerships under Subchapter K of the Internal Revenue Code. Therefore, the results of the Company’s operations are included in the taxable income of the individual shareholders. As a result, no provision for federal income taxes has been included in the consolidated financial statements.

At a minimum, the Company intends to make cash distributions to its shareholders in the amount necessary for its shareholders to pay their individual taxes associated with the Company’s taxable income.

Operating Results

Conversion Revenue and Conversion Margin

There are two components to our pricing under industry standards for can sheet pricing (which accounted for 93% of our Listerhill facility’s output in 2004). The first component is the market price for aluminum that we can pass on to our customers, subject to an industry-wide ceiling price. Under this industry formula, the metal transfer price is changed twice annually, specifically on April 1 and again on October 1. The metal transfer price for the period April 1 through September 30 is determined based on the average published Midwest P1020 aluminum price for the immediately prior six month period ended the last day of February. Likewise, the metal transfer price for the period October 1 through the following March 31 is determined based on the average published Midwest P1020 aluminum price for the immediately prior six month period ended the last day of August. We reduce our exposure to aluminum price fluctuations by passing cost increases to customers through an indexed sales pricing mechanism and by fixing the cost of metal through forward contracts on the LME. Although the spread differential between prime metal and scrap cannot be cost effectively hedged in the financial markets, we minimize market price risk with respect to scrap aluminum we receive from our customers and reprocess at a fixed conversion spread.

The second component is a fixed conversion, or value added, price. The fixed conversion price is calculated annually using Alcoa’s list price as a basis and is the most significant factor influencing our profitability. Conversion pricing under the supply agreement is subject to renegotiation each year as well as at such times that our major competitors change their published conversion prices. Because of the importance of the conversion price to our operating results, we measure conversion margin to evaluate our performance. Conversion margin is determined as conversion revenue (sales less metal cost and the effect of LIFO) less conversion cost (cost of sales less metal costs). Below is a reconciliation of these non-GAAP financial measures to their related GAAP basis measures.

	2002	2003	2004
Sales	$628,313	$619,058	$766,868
Less:
Metal Costs	(394,081)	(401,233)	(550,060)
LIFO adjustment	(3,811)	9,944	35,156

Conversion Revenue	$230,421	$227,769	$251,964

Cost of Sales	$593,048	$601,675	$770,518
Less:
Metal Costs	(394,081)	(401,233)	(550,060)

Conversion Costs	$198,967	$200,442	$220,458

Conversion Revenue	$230,421	$227,769	$251,964
Conversion Costs	198,967	200,442	220,458

Conversion Margin	$31,454	$27,327	$31,506

We announced our intention to raise prices by five percent on conversion, effective April 1, 2005, and to move away from the ceiling on metal transfer pricing on October 1, 2005. For the second and third quarters of 2005 the metal transfer price will be above the ceiling. Under current agreements, our customers may not pay us a metal transfer price above the ceiling. Because the company uses large amounts of scrap, which has a lower price than prime aluminum, and because of potential future volatility of aluminum prices, the effect of the ceiling on our operating results cannot be predicted. We are continuing discussions with our customers to implement these changes.

Year ended December 31, 2004 compared to year ended December 31, 2003

Sales. Our sales increased from $619.1 million in 2003 to $766.9 million in 2004, an increase of $147.8 million, or 24%. Total volumes shipped increased from 605 million pounds in 2003 to 736 million in 2004, an increase of 131 million pounds, or 22%. On June 30, 2003 the remaining 50% ownership of Wise Recycling was acquired, which contributed 48 million pounds to this increase. The increase was also the result of an 83 million pound increase at Alloys, including an approximate 10.8% increase in annual can sheet shipments, the primary product sold by Alloys. The increase in shipments at Alloys was primarily the result of a return to normal demand for beverage cans as opposed to lower shipments in 2003 due to an unseasonably cool and wet summer throughout much of the United States and Canada, which decreased demand through out the North American industry. Sales at Recycling are primarily in copper and other non-ferrous scrap and are made at lower prices than the semi-fabricated products such as can sheet sold by Alloys.

Cost of Sales. Cost of sales increased from $601.7 million in 2003 to $770.5 an increase of $168.8 million or 28%. Metal costs, accounted for on the last-in-first-out (LIFO) basis and representing 66.7% and 71.4% of cost of sales in 2003 and 2004, respectively, increased from $401.2 million in 2003 to $550.1 million in 2004, an increase of $148.9 million or 37%. Gross margin (deficit) decreased from $17.4 million margin in 2003 to a deficit of $3.7 million in 2004. Contributing to this decrease is the impact of higher metal costs accounted for on LIFO for which the reserve was increased by $35.2 million in 2004. Conversion costs, which exclude metal, but include employment, energy, materials and other increased from $200.4 million in 2003 to $220.5 million in 2004, an increase of $20.1 million or 10.0%. Conversion costs as a percentage of conversion revenue decreased from 88.0% in 2003 to 87.5% in 2004, a decrease of 0.5%. Resulting conversion margin increased from $27.3 million to $31.5 million, an increase of $4.2 million or 15%. The majority of the increase in conversion margin resulted from an increase in productivity as measured by packed pounds per man hour, including the effect of overall increased volumes. While total pounds billed at Alloys increased from 570 million pounds in 2003 to 653 million pounds in 2004, an increase of 14.6%, total man hours at Alloys actually decreased by 7.9%. This resulted in a 15.7% increase in average packed pounds per man hour. As a percentage of conversion revenue, employment decreased from 31.4% in 2003 to 31.1% in 2004.

Selling, General and Administrative. Selling, general and administrative expenses increased from $9.2 million in 2003 to $12.0 million in 2004, an increase of $2.8 million or 30%. Contributing to this increase was an additional $0.6 million from now consolidating a full year of results from the June 30, 2003 acquisition of Recycling, additional legal and accounting fees of $0.9 million and $0.9 million from including a full year of expenses resulting from a shift of executives to corporate in late 2003. These executive costs were previously included in costs of sales but were shifted to SG&A as these key employees from Wise Alloys took on roles more focused with the strategic direction of the company including product development and operations integration of multiple facilities including Wise Recycling, Listerhill Total Maintenance and our coating operations in Toledo.

Early Extinguishment of Debt. Effective May 5, 2004, we issued $150 million of 10.25% senior secured notes due 2012. Use of these proceeds included an early extinguishment of the subordinated 15% notes for which a prepayment penalty of $3.5 million was paid and is included as other expense in the Company’s second quarter consolidated statement of operations. As part of the refinancing, approximately $4.0 million of deferred financing costs were written off through accelerated amortization of deferred financing fees and is also included as other expense. Accordingly, total early extinguishment of debt was $7.5 million.

Interest Expense and Fees. Interest expense, including regular amortization of deferred financing costs, increased from $14.4 million in 2003 to $17.9 million in 2004, an increase of $3.5 million, or 24%, primarily as a result of issuing the $150 million of 10.25% senior secured notes which occurred on May 5, 2004. Non-cash amortization of deferred financing costs for the year ended December 31, 2004 and included in interest expense and fees was $0.9 million.

Mark-to-Market for Contracts under SFAS No. 133. This loss represents the non-cash loss we recognized pursuant to SFAS No. 133. The unrealized losses were as a result of forward contracts entered into to hedge the cost of natural gas and aluminum. The fair value at December 31, 2004 for natural gas and aluminum derivatives were ($0.7) million and $4.7 million, respectively. In 2003, we recognized an unrealized loss of $550 versus income of $8.2 million in 2003.

Year ended December 31, 2003 compared to year ended December 31, 2002

Sales. Our sales declined from $628.3 million in 2002 to $619.1 million in 2003, a decrease of $9.2 million, or 1.5%. Total volumes shipped, however, increased from 599 million pounds in 2002 to 605 million in 2003. The June 30, 2003 acquisition of 50% of Wise Recycling contributed 35 million pounds to this increase. This increase was offset by a 29 million pound decrease at Alloys, representing an approximately 4.8% decrease in annual can stock shipments. The decrease in shipments at Alloys was primarily the result of lower can stock shipments due to the unseasonably cool and wet summer in 2003 throughout much of the United States and Canada, which decreased demand through out the industry. Sales at Recycling are primarily in copper and other non-ferrous scrap and are made at lower prices than the semi-fabricated products such as can sheet sold by Alloys.

Cost of Sales. Cost of sales increased from $593.0 million in 2002 to $601.7 million in 2003, an increase of $8.7 million or 1.5%. Metal costs, accounted for on the last-in-first-out (LIFO) basis and representing 66.5% and 66.7% of cost of sales in 2002 and 2003, respectively, increased from $394.1 million in 2002 to $401.2 million in 2003, an increase of $7.1 million or 1.8%. Conversion costs, which exclude metal, but include employment, energy, materials and other increased from $199.0 million in 2002 to $200.4 million in 2003, an increase of $1.4 million or 0.7%. Conversion costs as a percentage of conversion revenue increased from 86.4% in 2002 to 88.0% in 2003, an increase of 1.6%. Resulting conversion margin decreased from $31.5 million to $27.3 million, a decrease of $4.2 million or 13.3%. The majority of the decrease in conversion margin resulted from an increase in the price we paid for natural gas. The average price per mmBTU paid increased from $4.58 in 2002 to $5.11 in 2003, contributing to a $2.4 million or 7.6% decrease in conversion margin. Over the past 10 years, natural gas has averaged approximately $2.97 per mmBTU. Based on 2003 natural gas usage of 4.5 million mmBTU and a price paid of $5.11 per mmBTU, 2003 natural gas costs were $9.9 million, or 72.1%, higher than the ten-year historical average. As a percentage of conversion revenue, decreases in materials of 2.2% were offset by increases in employment and other costs of 4.0%.

Selling, General and Administrative. Selling, general and administrative expenses increased from $6.8 million in 2002 to $9.2 million in 2003, an increase of $2.4 million or 36%. Contributing to this increase was an additional $0.5 million from consolidating six months of results from the June 30, 2003 acquisition of Recycling, additional legal and accounting fees of $0.5 million and $0.9 million from a shift of key executives to corporate in late 2003. These executive costs were previously included in costs of sales but were shifted to SG&A as these key employees from Wise Alloys took on roles more focused with the strategic direction of the company including product development and operations integration of multiple facilities including Wise Recycling, Listerhill Total Maintenance and our coating operations in Toledo.

Interest Expense and Fees. Interest expense, including the amortization of deferred financing costs, increased from $11.1 million in 2002 to $14.4 million in 2003, an increase of $3.3 million, or 30%, primarily as a result of the refinancing which occurred in September 2002. Non-cash amortization of deferred financing costs increased by $1.3 million from $0.8 million in 2002 to $2.1 million in 2003. As part of the refinancing, we sold $35 million of secured subordinated notes which bear interest at 15% per annum, of which 2% is paid-in-kind, which increased interest expense by approximately $2.3 million from 2002 to 2003.

Mark-to-Market for Contracts under SFAS No. 133. This income represents the non-cash gain we recognized pursuant to SFAS No. 133. The unrealized gains were as a result of forward contracts entered into to fix interest rates and to hedge the cost of natural gas and aluminum. The fair value at December 31, 2003 for natural gas and aluminum derivatives were $1.0 million and $2.8 million, respectively. The fair value of the interest rate cap was nominal. In 2003, we recognized a loss of $8.2 million versus income of $12.7 million in 2002.

Liquidity and Capital Resources

Our principal source of cash to fund liquidity needs is net cash provided by operating activities and availability under the revolving portion of our senior secured facility. We anticipate that our primary liquidity needs will be for debt service, working capital, capital expenditures and distributions for tax purposes. Our debt service costs increased as a result of the offering of the senior secured notes. We believe that cash generated from operations and available borrowings under our senior secured credit facility, as amended and restated, in connection with the offering of the senior secured notes, will be sufficient to enable us to meet our liquidity requirements in the foreseeable future. However, our liquidity could be hampered if aluminum prices were to continue to substantially increase or if we incurred significant unexpected increases in necessary capital expenditures. Significant increases in volumes could also impact our liquidity. See “Risk Factors” for certain circumstances that could adversely affect our liquidity. In particular, a default under our senior secured credit facility or decreased sales or lower margins from our sales to Ball or Crown and other competitive factors could have a material adverse effect on our liquidity.

Year ended December 31, 2004 compared to year ended December 31, 2003

Operating Activities. During the year ended December 31, 2004, net cash used in operating activities was $33.8 million as compared to $2.3 million in 2003. Fluctuations in cash used in and provided by operating activities are subject to changing working capital requirements especially for accounts receivable and inventories. For the year ended December 31, 2004, accounts receivable increased from $20.4 million at December 31, 2003 to $46.3 million at December 31, 2004, an increase of $25.9 million. This increase is a result of timing, a change in a significant customer’s payment terms, and the rising price of metal. The payments by our customers are made at periodic times during the week and month, not everyday, nor exactly in 30 days, so the balance in receivables can fluctuate significantly at the end of a quarter depending on the timing of receiving payments. One of our largest customers changed to paying on 30-day terms versus previously paying on 10-day terms. This change has resulted in receivable balances for this customer generally being $15 million higher than under the previous terms. As a result, the customer is no longer entitled to a concomitant early payment discount. The increase in working capital requirements affecting both accounts receivable and inventory were a result of higher aluminum prices which increased approximately 22% for the year, offset somewhat by a corresponding increase in accounts payable also a result of higher metal prices.

Investing Activities. In 2004, our capital expenditures were $12.3 million as compared to $10.1 million in 2003. These expenditures, which exclude recurring maintenance expenditures, are comprised of capital improvements principally related to machinery and equipment. We do not anticipate the need to make any major capital expenditures in the immediate future.

Financing Activities. Net cash provided by financing activities was $52.9 million in 2004 compared with $9.1 million in 2003. Net cash provided by financing activities was primarily from the proceeds of the senior secured note offering offset by repayments under our senior secured credit facility, the repayment of the subordinated secured notes, and the repurchase of members’ equity.

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

Year ended December 31, 2003 compared to year ended December 31, 2002

Operating Activities. During the year ended December 31, 2003, net cash used in operating activities was $2.3 million as compared to $22.9 million in 2002. At both the end of 2002 and 2003 the company experienced a build-up in inventory. The increase at the end of 2002 was in anticipation of a work stoppage if new labor agreements were not consummated. As noted, new labor accords were agreed upon and the inventory levels were reduced in the first several months of 2003.

In late 2003, we were bidding on additional supply for a new customer. In order to insure delivery under the vendor managed inventory program effective immediately upon an anticipated acceptance of the proposal, inventories were built up by nearly 25 million pounds at a cost of approximately $35 million. Management utilizes a strategy of increasing production efficiencies which effectively reduces inventory levels.

Investing Activities. In 2003, our capital expenditures were $10.1 million. These expenditures, which exclude recurring maintenance expenditures, are comprised of capital improvements principally related to machinery and equipment. Additionally, we incur annual maintenance expenditures, which run through our statement of operations, of approximately $40.0 million. We do not anticipate the need to make any major capital expenditures in the immediate future.

Financing Activities. Net cash provided by financing activities was $9.1 million in 2003 compared with $40.5 million in 2002. Net cash provided by financing activities in 2003 and 2002 was related to the net borrowings under our revolving credit facility, amortization requirements of our term loan facility and payments of other long-term obligations, and was primarily required by the use of cash provided by operating activities and capital expenditures.

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

Our aluminum commodity risk management policy is to hedge the aluminum price risk associated with these fixed price firm commitments. At December 31, 2004, these contracts, including options, covered approximately 28,450 metric tons with a fair value gain of approximately $4.7 million. A hypothetical 10% increase (or decrease) in aluminum prices from the December 31, 2004 level would result in a non-cash gain (or loss) of approximately $5.6 million related to these positions and would be reflected as a mark-to-market adjustment for SFAS No. 133, which will be offset by the unrecorded gain (or loss) associated with customer contracts.

Interest. As substantially all of our debt other than the senior secured notes was based on floating interest rates at December 31, 2003, our earnings were also affected by changes in interest rates due to the impact of those changes on interest expense. Our interest rate risk management policy is to limit the extent that a change to the interest rate can impact earnings and cash flows. To achieve this objective, we used interest rate collars through March 31, 2002, which effectively put a “cap” and a “floor” on the total amount of interest expense we could incur. Our interest rate collars expired on March 31, 2002. We then utilized an interest rate cap with a notional coverage amount of $50 million which effectively capped $50 million of our variable debt exposure to LIBOR increasing above 2.5%. This cap expired on December 31, 2003. We repaid a portion of the outstanding variable debt with the proceeds of the offering of the senior secured notes.

A hypothetical 100 basis points increase (or decrease) in interest rates from the December 31, 2004 levels would impact annual interest expense by approximately $1.0 million.

We do not enter into derivative contracts for speculative purposes.

Backlog of Customer Business

We maintain long-term supply agreements with our key customers in the aluminum can sheet market. Specifically, we have a long-term contract with Ball extending through 2007 and a long-term contract with Crown extending through 2008. At present, we have orders from Rexam and expect orders through at least the end of 2005. These customers represent three of the four largest aluminum can manufacturers both in the United States and globally. Metal Container, a captive subsidiary of Anheuser Busch, is the fourth of these major manufacturers that comprise substantially all of the United States market and a majority of the global aluminum can production market.

We believe the general terms of our customer contracts are standard for the industry. These contracts are supply arrangements whereby specific quantities and product pricing are negotiated and agreed to on an annual basis under the terms of the multi-year master supply agreement. While supply agreements are negotiated annually, the volumes have not varied significantly over the term of the supply agreements which generally extend three to five years. Furthermore, these volumes are not expected to vary significantly throughout the term of the multi-year master supply agreements. Lastly, in 2004, we have started trial shipments to a fourth major beverage can manufacturer.

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

We receive orders from our customers that provide detailed specifications as to metal characteristics and specific plant location. Although all orders are placed pursuant to the contract, quantities and specifications will vary by plant and more specifically by production line within the plant. These orders are generally provided with a two to three month lead time. The majority of all orders, specifically can stock orders, that are processed by Alloys are made to a specific customer order. Due to seasonal considerations, the first quarter is generally the highest sales volume for Alloys.

Financing Arrangements

Effective May 5, 2004, we issued $150 million of 10.25% senior secured notes due 2012. In conjunction with issuing the notes, we, on the same date, amended and restated our secured credit facility reducing the revolving line of credit from $130 million to $75 million which on November 10, 2004 was amended and restated to increase the revolving line of credit to $125 million. The proceeds of the notes were used to primarily repay the $30 million term loan of which $20 million had been outstanding, to repay our subordinated notes of $36 million and to repurchase members’ equity of $14 million. The remaining proceeds were used to reduce the revolving line of credit and for working capital purposes.

The repayment of the subordinated 15% notes represented an early extinguishment for which a prepayment penalty of $3.5 million was paid and is included as other expense in the Company’s second quarter consolidated statement of operations. As part of the refinancing, approximately $4.0 million of deferred financing costs were written off through accelerated amortization of deferred financing fees and is also included as other expense. Accordingly, total early extinguishment of debt was approximately $7.5 million.

Total financing costs of approximately $8.2 million were incurred and were deducted from the $150 million gross proceeds and are included on the balance sheet as other long term assets.

As a result of amending and restating the secured credit facility, the interest rate on the revolving line of credit was reduced from a variable rate of prime plus a range of 0.75% to 1.50% or LIBOR plus a range of 2.75% to 3.50% to a variable rate of prime plus a range of 0% to 0.50% or LIBOR plus a range of 2.25% to 2.75%.

Quarterly Information

Our quarterly revenues tend to fluctuate period to period based in large part on changes in aluminum prices. These changes generally do not affect our cash flow because we seek to match our hedging positions to our contractually-obligated sales agreements. We also pass aluminum cost increases to customers through an indexed pricing mechanism and/or by fixing the cost of metal through forward contracts on the LME. Our net income may also fluctuate period to period because under hedge accounting we may have non-cash gains or losses related to future periods.

Critical Accounting Policies

We have prepared our financial statements in conformity with accounting principles generally accepted in the United States, and these statements necessarily include some amounts that are based on informed judgments and estimates of management. Our critical accounting policies are discussed in Note 2 of the notes to our financial statements. As discussed below, our financial position or results of operations may be materially affected when reported under different conditions or when using different assumptions in the application of such policies. In the event estimates or assumptions prove to be different from actual amounts, adjustments are made in subsequent periods to reflect more current information. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements.

Inventory Valuation

Inventories are valued at lower of cost or market using the last-in, first-out (LIFO) method. We use the LIFO method since it better matches current costs with current sales prices in our results of operations. Certain items in inventory may be considered impaired, obsolete or excess, and as such, we may establish an allowance to reduce the carrying value of these items to their net realizable value. Based on certain assumptions and judgments made from the information available at that time, we determine the amounts in these inventory allowances. If these estimates and related assumptions or the market changes, we may be required to record additional reserves.

Derivative Accounting

We have entered into long-term agreements to supply beverage can stock to our largest customers. To reduce the risk of changing prices for purchases and sales of metal, including firm commitments under these supply agreements, as well as to manage volatile natural gas prices, we use commodity futures and option contracts.

Under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activity, we are required to recognize all derivative instruments as either assets or liabilities on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through the statement of operations.

In determining the fair value of our aluminum futures and options contracts, our interest rate collar and our natural gas swaps, we use market quotes for contracts of similar maturities or management estimates in the absence of available market quotes. We adjust the market quotes for our aluminum derivative instruments for premiums or discounts for various product grades, locations and the closing times for various terminal markets. Differences in actual market prices from those estimated may cause us to make adjustments in future periods to reflect these differences.

Allowance for Doubtful Accounts

Our ability to collect outstanding receivables from our customers is critical to our operating performance and cash flows. Typically, our customer agreements require monthly payments, mitigating the risk of non-collection. We record an allowance for uncollectible accounts based on our ongoing monitoring of our customers’ credit and on the aging of the receivables. If the financial condition of our two largest customers, which accounted for 86% of our accounts receivable at December 31, 2004, were to deteriorate, resulting in an impairment of their ability to make payments, the recorded allowance for doubtful accounts may not be sufficient.

Contractual Obligations and Other Commitments

The following tables summarize our material contractual obligations as of December 31, 2004.

Payments due by period—December 31, 2004

(in thousands)

	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt obligations	$152,569	$1,529	$394	$394	$150,252
Purchase obligations(1)	102,276	102,276	—	—	—
Operating leases	6,141	1,369	1,881	1,292	1,599
Other long-term liabilities reflected on balance sheet under GAAP(2)	2,389	340	722	815	512

Total contractual obligations	$263,375	$105,514	$2,997	$2,501	$152,363

(1)	Purchase obligations include an estimate for metal purchases based on price commitments.
(2)	Other long-term obligations include certain future payments related to employment contracts for certain of our current executives. See “Management—Employment Agreements.”

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

See Item 7. Above.

Item 8.	Financial Statements and Supplementary Data.

The following consolidated financial statements of the Company and its subsidiaries are included herein as indicated below:

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTANT FIRM ON CONSOLIDATED FINANCIAL STATEMENTS

Members

Wise Metals Group LLC

We have audited the accompanying consolidated balance sheets of Wise Metals Group LLC (the Company) as of December 31, 2004 and 2003, and the related consolidated statements of operations, members’ equity and cash flows for each of the three years in the period ended December 31, 2004. Our audit also included the financial statement schedule listed in the index at item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Wise Metals Group LLC at December 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Baltimore, Maryland

February 25, 2005

Wise Metals Group LLC

Consolidated Balance Sheets

	December 31
	2004	2003
	(In Thousands)
Assets
Current assets:
Cash and cash equivalents	$7,669	$903
Restricted cash	250	250
Accounts receivable, less allowance for doubtful accounts ($200 in 2004 and $1,901 in 2003)	46,336	20,406
Inventories	175,809	163,250
Fair value of contracts under SFAS 133	7,111	6,562
Other current assets	2,490	3,178

Total current assets	239,665	194,549

Non-current assets:
Property and equipment, net	85,375	86,257
Other assets	9,147	4,551
Goodwill	283	283

Total non-current assets	94,805	91,091

Total assets	$334,470	$285,640

	December 31
	2004	2003
	(In Thousands)
Liabilities and members’ (deficit) equity
Current liabilities:
Accounts payable	$57,855	$39,663
Current portion of long-term debt	1,529	6,414
Borrowings under revolving credit facility	101,675	114,310
Fair value of contracts under SFAS 133	755	—
Accrued expenses, payroll taxes and other	21,984	16,146

Total current liabilities	183,798	176,533

Non-current liabilities:
Borrowings under secured credit facility, less current portion	—	16,500
Term loan, less current portion	1,040	2,618
Subordinated long-term obligation	—	35,428
Senior secured notes	150,000	—
Fair value of contracts under SFAS 133	2,366	2,757
Other liabilities	10,031	8,914

Total non-current liabilities	163,437	66,217

Commitments and contingencies	—	—

Members’ (deficit) equity:
Preferred member’s equity	—	22,500
Common members’ (deficit) equity	(12,765)	20,390

Total members’ (deficit) equity	(12,765)	42,890

Total liabilities and members’ (deficit) equity	$334,470	$285,640

See accompanying notes.

Wise Metals Group LLC

Consolidated Statements of Operations

	Years ended December 31
	2004	2003	2002
	(In Thousands)

Sales	$766,868	$619,058	$628,313
Cost of sales (See Note 2 – Inventories/ LIFO)	770,518	601,675	593,048

Gross margin (deficit)	(3,650)	17,383	35,265

Operating expenses:
Selling, general and administrative	11,967	9,204	6,750
Severance charges (credits)	—	(4,315)	6,196

Operating (loss) income	(15,617)	12,494	22,319

Other income (expense):
Nonrecurring charges	—	—	(3,221)
Guarantee of affiliate debt	—	300	1,471
Income from affiliate	—	973	—
Early extinguishment of debt	(7,455)	—	12,967
Interest expense and fees	(17,920)	(14,400)	(11,113)
Mark-to-market adjustment for contracts under SFAS 133	(550)	8,196	12,704

	(25,925)	(4,931)	12,808

Net (loss) income	$(41,542)	$7,563	$35,127

See accompanying notes.

Wise Metals Group LLC

Consolidated Statements of Members’ Equity

	Preferred Member’s Equity	Common Members’ Equity (Deficit)	Total
	(In Thousands)

Balance at December 31, 2001	$22,500	$(22,912)	$(412)
Issuance of 10% members’ interest	—	612	612
2002 net income	—	35,127	35,127

Balance at December 31, 2002	22,500	12,827	35,327
2003 net income	—	7,563	7,563

Balance at December 31, 2003	22,500	20,390	42,890
Repurchase of preferred member’s equity	(9,000)	—	(9,000)
Cancellation of liquidation preference	(13,500)	13,500	—
Repurchase of common member’s equity	—	(5,113)	(5,113)
2004 net loss	—	(41,542)	(41,542)

Balance at December 31, 2004	$—	$(12,765)	$(12,765)

See accompanying notes.

Wise Metals Group LLC

Consolidated Statements of Cash Flows

	Years ended December 31
	2004	2003	2002
	(In Thousands)
Cash flows from operating activities
Net (loss) income	$(41,542)	$7,563	$35,127
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	13,211	12,300	8,679
Amortization of deferred financing fees	4,859	2,126	780
Guarantee of affiliate debt	—	(300)	(1,471)
LIFO provision	35,156	9,944	(3,811)
Loss (gain) on extinguishment of debt	7,455	—	(12,967)
Unrealized (gain) loss on contracts under SFAS 133	550	(8,196)	(12,704)
Changes in operating assets and liabilities:
Restricted cash	—	6,666	8,562
Accounts receivable, net	(25,930)	(562)	3,224
Inventories	(47,715)	(14,263)	(25,781)
Other current assets	541	(1,698)	(1,196)
Accounts payable	18,192	(6,931)	(9,856)
Advances to/from related parties	—	(2,952)	(4,086)
Accrued expenses, payroll and other	1,400	(6,037)	(7,366)

Net cash used in operating activities	(33,823)	(2,340)	(22,866)

Cash flows from investing activities
Net cash received in acquisition of Wise Recycling LLC	—	736	—
Purchase of equipment	(12,329)	(10,143)	(14,248)

Net cash used in investing activities	(12,329)	(9,407)	(14,248)

Cash flows from financing activities
Net (repayments) issuance of short-term borrowings	(12,635)	15,632	164,047
Proceeds of senior secured notes offering, net of fees paid	141,816	—	—
Repayment of term debt	(22,500)	(6,515)	(123,509)
Repayment of subordinated debt	(35,687)	—	—
Prepayment fee on subordinated debt	(3,500)	—	—
Payments on long-term obligations	(463)	—	—
Purchase of members’ equity	(14,113)	—	—

Net cash provided by financing activities	52,918	9,117	40,538

Net increase (decrease) in cash and cash equivalents	6,766	(2,630)	3,424
Cash and cash equivalents at beginning of year	903	3,533	109

Cash and cash equivalents at end of year	$7,669	$903	$3,533

See accompanying notes.

Wise Metals Group LLC

Notes to Consolidated Financial Statements

December 31, 2004

(Dollars in Thousands)

1. Organization and Basis of Presentation

Wise Metals Group LLC is a holding company formed for the purpose of managing the operations of Wise Alloys LLC, Wise Metals Trading LLC, and Wise Recycling LLC (collectively, the Company). Wise Alloys LLC (Alloys) manufactures and sells aluminum can stock and related aluminum products primarily to aluminum can producers. Wise Metals Trading LLC (Trading) operations were discontinued in 2000, except for one tolling and supply contract that completed was in 2002. Prior to June 30, 2003, the Company held a 50% membership interest in Wise Recycling LLC (Recycling) through a joint venture with Tomra North America, Inc. (TNA). Effective July 1, 2003, TNA conveyed its membership interest to Recycling, leaving the Company as the sole remaining member of Recycling. As a result, Recycling is now a wholly owned subsidiary, engaged in the recycling and sale of scrap aluminum and other non-ferrous metals.

The consolidated financial statements include the accounts of Wise Metals Group LLC and its subsidiaries. Intercompany transactions have been eliminated in consolidation.

2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid investments with a maturity date of three months or less when purchased.

Restricted Cash

The Company classifies cash pledged as collateral on its disbursement account with the bank as restricted cash in the consolidated balance sheets.

Derivatives and Hedging Activity

The Company has entered into long-term contracts to supply can stock to its largest customers (see Note 11). To reduce the risk of changing prices for purchases and sales of metal, including firm commitments under these supply contracts, the Company uses commodity futures and option contracts. In addition, the Company holds natural gas futures.

Under Financial Accounting Standards Board (FASB) Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133), companies are required to recognize all derivative instruments as either assets or liabilities on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through mark-to-market adjustments included in the statement of operations. No derivatives were designated as hedges. In determining fair value, the Company uses market quotes for contracts of similar maturity or management estimates in the absence of available market quotes.

2. Summary of Significant Accounting Policies (continued)

Derivatives and Hedging Activity (continued)

A summary of the Company’s derivative instruments and related activity at December 31, 2004, 2003, and 2002, and for the years then ended is as follows:

	2004		2003		2002
Description of Derivative Instrument	Fair Value	Unrealized Gain (Loss)	Fair Value	Unrealized Gain (Loss)	Fair Value	Unrealized Gain (Loss)
Aluminum futures and options	$4,745	$1,361	$2,827	$8,602	$(6,454)	$5,123
Interest rate caps	—	(21)	20	(102)	325	1,072
Natural gas swaps, caps and collar	(755)	(1,890)	958	(304)	1,061	6,509

	$3,990	$(550)	$3,805	$8,196	$(5,068)	$12,704

In connection with the Company’s futures activity, the Company maintains lines of credit with brokers to cover unrealized losses on futures contracts and uses options to manage price exposure with respect to firm commitments to purchase or sell aluminum. There were no deposits with brokers at December 31, 2004 and 2003.

Accounts Receivable

The Company’s accounts receivable consist of amounts due from customers throughout the United States, Canada, and Mexico. Collateral is generally not required.

The Company provides an allowance for doubtful accounts receivable by a charge to operations in amounts equal to the estimated losses expected to be incurred in collection of the accounts. The estimated losses are based on historical collection experience and a review of the current status of the existing receivables. Customer accounts are written off against the allowance for doubtful accounts when an account is determined to be uncollectible.

Concentration of Risk

The Company transacts a significant portion of its business, consisting of both sales and purchases of aluminum, with large aluminum producers in the United States. Such large aluminum producers number less than 10. Management believes that the loss of any one of these large aluminum producers, whether as a customer or a vendor, would not have a significant long-term impact upon the Company’s operations, in that another producer would absorb the business that the Company transacts with any lost producer.

During the three years in the period ended December 31, 2004, the Company earned revenues from two customers that individually exceeded 10% of all revenues. These customers also comprised a significant amount of accounts receivable at December 31 as follows:

	2004		2003		2002
	Revenues	Accounts Receivable	Revenues	Accounts Receivable	Revenues	Accounts Receivable
Customer A	$481,739	$20,860	$405,605	$13,459	$417,120	$12,341
Customer B	202,026	19,048	156,139	2,340	177,397	2,681

During the years ended December 31, 2004, 2003, and 2002, the Company purchased approximately 27%, 29%, and 21%, respectively, of its raw materials from two major suppliers.

2. Summary of Significant Accounting Policies (continued)

Concentration of Risk (continued)

The Company is exposed to credit loss in the event of nonperformance of counterparties to open positions, commodity futures, and option contracts. This exposure is limited to those instances where the Company is in a net unrealized gain position. This credit risk is managed by entering into arrangements with counterparties meeting the credit standards and by monitoring position limits.

Certain employees of the Company are covered under collective bargaining agreements. Union contracts covering all union employees representing approximately 75% of all employees extend through 2007.

Inventories

Inventories consisted of the following:

	December 31
	2004	2003
Manufacturing inventories:
Raw materials	$71,867	$37,989
Work in progress	55,623	42,750
Finished goods	77,458	75,410
LIFO reserve	(47,222)	(12,066)

Total manufacturing inventories	157,726	144,083
Supplies inventory	18,083	19,167

Total inventories	$175,809	$163,250

The Company uses the last-in, first-out (LIFO) method of accounting for the manufacturing inventories for both book and tax purposes. If the first-in, first-out (FIFO) method had been used at December 31, 2004, inventories would have been approximately $47,222 higher.

Supplies inventory is valued on an average cost basis. Inventories maintained by Recycling, totaling $5,427 and $3,327 at December 31, 2004 and 2003, respectively, and comprised solely of raw materials, are valued on a first-in, first-out (FIFO) basis.

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets (buildings–40 years, machinery and equipment–5 to 30 years, and furniture and fixtures–5 to 10 years).

2. Summary of Significant Accounting Policies (continued)

Deferred Financing Costs

The Company has approximately $8,568 and $4,150 of unamortized deferred financing costs at December 31, 2004 and 2003, respectively. These costs are being amortized over the life of the related secured credit facilities (see Note 6) and are included in other non-current assets in the consolidated balance sheets. Accumulated amortization is approximately $708 and $2,906 at December 31, 2004 and 2003, respectively.

Revenue Recognition

Sales revenue is recognized when products are shipped to customers, or upon transfer of title, if that occurs later.

Shipping and Handling Costs

Shipping and handling costs incurred by the Company amounted to $25,489, $17,529, and $16,922 for the years ended December 31, 2004, 2003, and 2002, respectively, and are recorded as a reduction of sales in the consolidated statements of operations.

Nonrecurring Charges

During 2002, the Company incurred costs in connection with a proposed debt offering that was ultimately abandoned. These charges, totaling $3,221, have been reported as nonrecurring charges in the consolidated statement of operations.

Stock-Based Compensation

As more fully described in Note 10, the Company uses the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation” (SFAS 123) to account for equity-based compensation.

Income Taxes

Wise Metals Group LLC and subsidiaries are taxed as partnerships under Subchapter K of the Internal Revenue Code. Therefore, the results of the Company’s operations are included in the taxable income of the individual shareholders. As a result, no provision for federal income taxes has been included in the consolidated financial statements.

At a minimum, the Company intends to make cash distributions to its shareholders in the amount necessary for its shareholders to pay their individual taxes associated with the Company’s taxable income.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

3. Wise Recycling Investment

Until July 1, 2003, the Company accounted for its 50% membership interest in Recycling using the equity method. Effective June 30, 2003, the Company acquired the remaining 50% of Recycling via TNA conveying its membership interest back to Recycling, leaving the Company as the sole remaining member. The conveyance of TNA’s remaining 50% membership interest back to Recycling was accounted for by the Company using the purchase method of accounting and, accordingly, the carrying value of remaining 50% of the assets acquired and liabilities assumed was adjusted to their value at the date of the conveyance. The operating results of Recycling are included in the Company’s results of operations from July 1, 2003. A summary of the initial amounts consolidated in the Company’s financial statements as a result of this transaction is as follows:

Assets:
Cash and cash equivalents	$736
Accounts receivable	3,438
Inventories	2,667
Other assets	232
Property, plant and equipment	5,185
Goodwill	283

Total assets acquired	12,541

Liabilities assumed:
Accounts payable	2,512
Accrued liabilities	950
Long-term debt	1,924

Total liabilities assumed	5,386

Net investment in Recycling	$7,155

Prior to the conveyance transaction, the Company’s share of the losses from Recycling had exceeded the carrying amount of the investment. Because the Company had guaranteed debt of Recycling, losses in excess of the carrying value of the investment were recorded. The amount of the guarantee was reduced in 2002 and 2003, which resulted in the Company recognizing income to the extent of the reduced guarantee. Effective June 30, 2003, with the conveyance transaction, the $201 remaining balance of the “guarantee of affiliate debt” was eliminated in the consolidation of Recycling.

4. Property and Equipment

Major classes of property and equipment are:

	December 31
	2004	2003
Land, buildings and improvements	$11,106	$10,526
Machinery and equipment	111,410	104,674
Furniture, fixtures and other	2,889	2,888
Construction in progress	8,392	4,889

	133,797	122,977
Accumulated depreciation	(48,422)	(36,720)

	$85,375	$86,257

Depreciation expense for the years ended December 31, 2004, 2003, and 2002 was $13,211, $11,050, and $7,461, respectively.

5. Severance Charges

During 2002, the Company continued efforts to reduce employee headcount and increase operational efficiencies. As a result, the Company gave notice of termination to 235 operational and administrative personnel, for which the Company accrued $6,196 of severance and related benefit costs. During 2003, management decided to retain a number of these employees either through reassignment or by maintaining certain operations that it had previously planned to discontinue. As a result approximately $4,401 of the accrued severance at December 31, 2002 was no longer needed and was, therefore, credited to income in 2003. The remainder of these costs was paid during 2003. These amounts have been included in operating expenses on the consolidated statements of operations.

The following table illustrates these severance charges for the years ended December 31:

	2004	2003	2002
Balance at the beginning of the year	$554	$7,594	$3,464
Accrual of severance and related benefits	—	86	6,196
Payments made	(554)	(2,725)	(2,066)
Reversal of severance accrual	—	(4,401)	—

Balance at the end of year	$—	$554	$7,594

6. Financing Arrangements

Debt consists of the following at December 31:

	2004	2003
Revolving and secured credit facility	$101,675	$136,810
Senior secured 10.25% notes due 2012	150,000	—
Subordinated 15% notes	—	35,428
Other notes payable	2,569	3,032

	254,244	175,270
Less current portion	(103,204)	(120,724)

	$151,040	$54,546

Effective May 5, 2004, the Company issued $150 million of 10.25% senior secured notes due 2012. In conjunction with issuing the notes, the Company, on the same date, amended and restated its secured credit facility reducing the revolving line of credit from $130 million to $75 million which on November 10, 2004 was amended and restated to increase the revolving line of credit to $125 million. The proceeds of the notes were used primarily to repay the secured term loan of which $20 million had been outstanding, to repay the subordinates notes outstanding of $36 million and to repurchase members’ equity of $14 million.

Further use of proceeds included an early extinguishment of the subordinated 15% notes for which a prepayment penalty of $3,500 was paid and is included as other expense in the Company’s consolidated statement of operations. As part of the refinancing, approximately $3,955 of then deferred financing costs were written off through accelerated amortization of deferred financing fees and is also included as other expense. Accordingly, total early extinguishment of debt in 2004 was $7,455.

Total financing costs associated with the issuance of the $150 million 10.25% senior secured notes were $8,184 and are included on the balance sheet as other long term assets.

As a result of amending and restating the secured credit facility, the interest rate on the revolving line of credit was reduced from a variable rate of prime plus a range of .75% to 1.50% or LIBOR plus a range of 2.75% to 3.50% to a variable rate of prime plus a range of 0% to 0.50% or LIBOR plus a range of 2.25% to 2.75%.

6. Financing Arrangements (continued)

During 1999, the Company incurred $22,000 in subordinated notes payable to Reynolds Metals Company (subsequently acquired by Alcoa, Inc.) in connection with the acquisition of the Alloys business. In 2002, the Company reached a settlement agreement with Alcoa that provided for the forgiveness of all balances outstanding under these notes upon receipt of payment in full of trade payables to Alcoa and a payment on the debt of $2,000. As a result of the debt payment and full payment on the trade payables made by the Company in 2002, the full amount then outstanding on the notes of $12,967 was forgiven. This amount was reflected in the Statement of Operations as a gain on early extinguishment of debt.

Other notes payable includes a note to the Tennessee Valley Authority that is payable in monthly installments of principal and interest (at the rate of 4.5% per annum) through November 2010. Amounts outstanding as of December 31, 2004 and 2003 were $1,237 and $1,435, respectively. Other notes payable also includes secured mortgage notes payable to Tomra of North America Finance Corporation (Tomra Finance) in monthly installments of principal plus interest of 8% per annum through January 2005. The amount of mortgage notes outstanding as of December 31, 2004 and 2003 were $1,332 and $1,388, respectively. Finally, also included in other notes payable are unsecured notes payable to Tomra Finance totaling $209 at December 31, 2003. On January 21, 2005 the mortgage note was extended and reassigned to a non-related party with terms extending through January 2006 with payments to be made in monthly installments of principal plus interest based on an annual variable rate of prime (5.25% as of December 31, 2004) through January 2006.

At December 31, 2004, the Company also has $2.7 million of outstanding letter of credits with a financial institution.

Principal payments due on long-term debt outstanding for the years ending December 31 are as follows:

2005	$1,529
2006	197
2007	197
2008	197
2009	197
Thereafter	150,252

$152,569

Interest paid during the years ended December 31, 2004, 2003, and 2002 was $15,051, $12,584, and $9,527, respectively.

7. Financial Instruments

The carrying amount of the Company’s financial instruments, including cash and cash equivalents, restricted cash, accounts receivable, accounts payable, and certain other financial instruments approximates their fair value at December 31, 2004 and 2003, respectively. The fair value of the Company’s debt was approximately $257,347 and $183,269 at December 31, 2004 and 2003, respectively, based on the book value of the secured credit facility, and the Company’s estimate of fair value of the senior secured notes and the secured subordinated notes. The Company estimated the fair value of the senior secured notes based on surveyed market quotes for the notes and estimated the fair value of the secured subordinated notes using a discounted cash flow analysis, using interest rates that the Company believes would be obtainable at that point in time.

The Company, as of December 31, 2004 and 2003, has net commodity futures contracts outstanding to purchase 20,950 and 48,450 metric tons, respectively, of aluminum through 2005. At December 31, 2004 and 2003, these commodity futures had a fair value of $4,601 and $2,827, respectively. At December 31, 2004, the Company had commodity options outstanding for 7,500 metric tons of aluminum with a fair value of $144. At December 31, 2003, the Company had no commodity options outstanding.

As discussed in Note 2, the Company also has natural gas swaps at December 31, 2004 and 2003. The natural gas instruments cover the Company’s estimated natural gas production requirements for the first quarter of 2005 as well as a portion of the estimated production requirements for the remainder of 2005. See Note 2 for their fair values.

8. Benefit Plans

Effective April 1, 1999, the Company established a defined benefit pension plan that covers essentially all union employees. The plan provides certain levels of benefits based on years of service and wage levels, but does not provide benefits for any prior service. In addition, defined contribution plans for both union and nonunion employees were established.

In 2003 the Company established negotiated defined contributions for certain union employees to multi-employer union pension plans. This was done in exchange for freezing service time and pension factor in the aforementioned defined benefit plan as of the first quarter of 2004 and eliminating post-retirement benefits for affected employees.

The Company also established post-retirement benefit plans for all hourly and salaried employees effective April 1, 1999. The union employees who become eligible to retire under the defined benefit plan, and are not a part of the unions that have elected the multi-employer option, will retain health benefits and certain other benefits for life. Salaried employees who retire after age 60 with a combined 10 years service with Wise Alloys LLC and the previous owner of the Wise Alloys facilities will be eligible for medical benefits until age 65.

The Company’s funding policy for these plans is to contribute negotiated amounts to the multi-employer funds and amounts necessary to meet minimum funding requirements of the Employee Retirement Income Security Act for the defined benefit plans but not to exceed the maximum deductible amount allowed by the Internal Revenue Code. The Company contributed $1,766 to the multi-employer plans during 2004. Contributions to the defined benefit plan are expected to be $1,218 during 2005.

The Company uses October 31 as the measurement date for all defined benefit plans. The following summarizes the significant information relating to these defined benefit plans as of and for the years ended December 31, 2004, 2003, and 2002.

	2004		2003		2002
	Pension Benefits	Other Post- Retirement Benefits	Pension Benefits	Other Post- Retirement Benefits	Pension Benefits	Other Post- Retirement Benefits
Accumulated benefit obligation	$12,473	N/A	$10,194	N/A	$6,886	N/A

Change in benefit obligation:
Benefit obligation, beginning of year	$10,194	$6,121	$7,058	$4,264	$4,660	$2,931
Service cost	1,067	1,478	1,955	1,890	1,846	1,199
Interest cost	657	398	478	398	349	220
Actuarial (gain)/loss	737	(593)	298	2,898	(593)	(86)
Effect of curtailments	—	—	—	(3,329)	—	—
Plan amendment	—	—	—	—	796	—
Significant event	—	—	490	—	—	—
Benefits paid	(182)	—	(85)	—	—	—

Benefit obligation, end of year	$12,473	$7,404	$10,194	$6,121	$7,058	$4,264

Change in plan assets:
Fair value of plan assets, beginning of year	$5,763	$—	$4,438	$—	$1,898	$—
Employer contributions	1,756	—	1,360	—	2,488	—
Benefits paid	(182)	—	(85)	—	—	—
Actual return on assets	156	—	50	—	52	—

Fair value of plan assets, end of year	$7,493	$—	$5,763	$—	$4,438	$—

Reconciliation of funded status:
Funded status	$(4,980)	$(7,404)	$(4,431)	$(6,121)	$(2,620)	$(4,264)
Unrecognized net (gain) loss	549	(794)	(445)	(210)	(1,042)	(1,573)
Unrecognized prior service cost	399	—	434	—	796	—

Accrued benefit cost	$(4,032)	$(8,198)	$(4,442)	$(6,331)	$(2,866)	$(5,837)

8. Benefit Plans (continued)

	2004		2003		2002
	Pension Benefits	Other Post- Retirement Benefits	Pension Benefits	Other Post- Retirement Benefits	Pension Benefits	Other Post- Retirement Benefits
Components of net periodic benefit cost:
Service cost	$1,067	$1,478	$1,955	$1,890	$1,846	$1,199
Interest cost	657	398	478	398	350	220
Expected return on plan assets	(413)	—	(324)	—	(156)	—
Amortization of prior service cost	36	—	61	—	—	—
Net gain recognition	—	(9)	(26)	—	(8)	(62)
Curtailments	—	—	(1,096)	—	—	—
Special termination benefits	—	—	1,887	—	—	—

Total pension benefit cost	$1,347	$1,867	$2,935	$2,288	$2,032	$1,357

Weighted average assumptions used to determine net periodic costs per year :
Discount rate	6.25%	6.25%	6.50%	6.50%	6.75%	6.75%
Expected long-term return on assets	7.00%	N/A	7.00%	N/A	7.00%	N/A

The allocation, by category, of assets of our defined benefit pension plan at October 31, 2004 was as follows:

Asset category:
Equity	41%
Fixed income	27%
Alternative investments (money market funds)	32%

100%

At our plan measurement date of October 31, 2004, our targeted allocation by category, of assets of our defined benefit pension plan, is equity securities of 60%, and fixed income securities of 40%. Cash from money market funds is available for planned purchases of equity and fixed income securities to achieve targeted allocations.

The Company establishes its estimated long-term return on plan assets considering various factors, which include the targeted asset allocation percentages, historic returns, and expected future returns. Specifically, the factors are considered in the fourth quarter of the year preceding the year for which those assumptions are applied.

8. Benefit Plans (continued)

The accumulated benefit obligation related to our defined benefit pension plan and information related to the funded status of our plan at the end of each year is as follows:

	2004	2003
Projected benefit obligation	$(12,473)	$(10,194)
Accumulated benefit obligation	(12,473)	(10,194)
Fair value of plan assets	7,493	5,763

The following table sets forth benefit payments, which reflect expected future service, as appropriate, expected to be paid in the periods indicated.

	Pension Plan	Other Post Retirement
2005	$169	$83
2006	173	118
2007	235	148
2008	296	178
2009	393	270
2010 through 2014	4,891	2,863

The pre-Medicare health care cost trend rate used to determine the post retirement benefit obligation was 7.5% for 2004. This rate decreases gradually to an ultimate rate of 6.0% in 2007, and remains at that level thereafter. The trend rate is a significant factor in determining the amounts reported. A one-percentage point change in these assumed health care costs trend rates would have the following effect:

	Increase	(Decrease)
Effect on total service and interest cost component	$452	$(336)
Effect on post retirement benefit obligation	1,731	(1,288)

In 2005, the Company expects to make cash contributions of approximately $1,218 to its defined benefit pension plan. The amounts principally represent contributions required by funding regulations and in addition the Company expects to fund benefits paid under its post retirement benefit plans during 2005. No contributions to the post retirement benefits plan were made in 2004.

The Company maintains a defined contribution plan and expenses for such plan amounted to $963, $890, and $914 in 2004, 2003 and 2002, respectively.

On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) was signed into law which introduced a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. In May 2004, the FASB issued FASB Staff Position (“FSP”) No. FAS 106-2, which provides accounting guidance to sponsors of postretirement health care plans that are impacted by the Act. FSP is effective for interim or annual periods beginning after June 15, 2004. Detailed regulations necessary to implement the Act had not been finalized as of December 31, 2004 and currently the Company has not yet determined if the drug benefit offered to retirees will qualify for the federal subsidy under Medicare Part D, and therefore as of December 31, 2004, the accrued benefit obligation and net periodic postretirement costs do not reflect the effects of the Act. The Company expects to finalize the determination as to qualifying for the federal subsidy by the 2005 plan measurement date of October 31, 2005. The guidance, when issued, could require the Company to change previously reported information. Additionally, the accrued benefit obligation and the net periodic postretirement benefit cost included in the condensed consolidated financial statements do not reflect the effects of the Act on the Company’s plan.

9. Preferred Member’s Interest

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

10. Stock-Based Employee Compensation

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

The fair value for this option award was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions:

• Risk-free Interest Rate	4%

• Expected Dividend Yield	0%

• Expected Volatility	10%

• Expected Lives	10 years

• Range of Estimated Fair Value of Each Option Award	$35,000 to $80,000

• Exercise Price of Each Option	$750,000

• Remaining Contractual Life – 1 Option Each to Expire in:	June, 2006

June, 2007

June, 2008

June, 2009

This common membership option award is a performance-based award, for which the recipient either receives the award at the time specified performance criteria has been met or the award lapses without vesting to the recipient if the performance criteria are not met. The Company has determined that the fair value of this award is approximately $230,000. However, as of December 31, 2004, the Company has concluded that vesting of this award is not probable and therefore has not recognized any compensation expense associated with this award.

Should, at a later date, the Company determine that the achievement of the performance targets is probable, a cumulative catch-up expense would be required equal to that portion of the total compensation attributable to the vesting period elapsed. If the award never becomes likely to be earned (and in fact never is earned), no expense would be recognized.

11. Commitments and Contingencies

The Company has entered into long-term supply contracts to supply a significant amount of aluminum can stock with certain customers, which represents more than 50% of the production capacity of Alloys. The price under these supply agreements is based on the prior six-month average of a quoted exchange and is reset every six months.

At December 31, 2004, the Company has entered into fixed priced sales commitments of approximately 323 million pounds. Additionally, the Company entered into fixed price commitments to purchase raw material inventory of approximately 145 million pounds. The Company uses inventory, commodity futures and option contracts to reduce the risk of changing prices for purchases and sale of metal.

The Company is a defendant in an action brought by Merrill Lynch, Pierce, Fenner & Smith Incorporated pending in the New York Supreme Court, County of New York. In this action, Merrill Lynch seeks $932 for out-of-pocket costs and expenses allegedly incurred pursuant to a letter agreement between Wise Metals and Merrill Lynch dated January 31, 2002, in which Merrill Lynch alleges that Wise Metals agreed to reimburse Merrill Lynch for such costs and expenses. Wise Metals has hired counsel and intends to vigorously contest this law suit and believes it has meritorious defenses. Wise Metals has filed an answer to the complaint denying the material allegations and alleging several affirmative defenses and counterclaims which exceed in amount the sum sought by Merrill Lynch. Merrill Lynch moved to dismiss the Wise Metals’ counterclaims and by an order dated December 30, 2004, the Court granted this motion, dismissed the counterclaims and permitted Wise Metals to replead two of the counterclaims for breach of the implied covenant of good faith and fair dealing and for breach of fiduciary duty. Wise Metals has served an amended answer repleading these two counterclaims and has also filed a notice of appeal from the order dismissing the originally pleaded counterclaims. The time of Merrill Lynch to respond to the repleaded counterclaims has not yet expired. The action is proceeding and is presently in the discovery stages.

The Company is a party to certain claims and litigation associated with employment related matters for which management believes that the ultimate resolution will not have a material adverse impact on the Company’s financial position.

12. Quarterly Information (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year Ended 2004
Net sales	$197,216	$197,953	$192,140	$179,559
Gross margin (deficit)	(1,989)*	9,840	6,592	(18,093	)*
Net (loss) income	(5,812)	(10,493)	1	(25,238)

Year Ended 2003
Net sales	$156,394	$157,379	$160,721	$144,564
Gross margin (deficit)	(3,287)	8,848	8,351	3,471
Net (loss) income	(2,930)	3,319	5,346	1,828

*	During the first quarter of 2004, the Company reduced inventory quantities which resulted in a LIFO liquidation. The total LIFO charge in the first quarter was $8,974 which included an immaterial offsetting effect of the LIFO liquidation. The LIFO liquidation occurred as inventory levels were not expected to be replenished by the end of the year. However, due to rising sales volumes and new customer acquisitions during the fourth quarter of 2004, the liquidated layers were replenished resulting in a cost of sales increase included in the fourth quarter LIFO charge of $26,182.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Disclosure Controls and Procedures

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

There were no significant changes in the Company’s internal control over financial reporting during the fiscal period ended December 31, 2004 that have materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other.

None.

Part III

Item 10.	Directors and Executive Officers.

The following table sets forth the managers, executive officers and key employees of Wise Group and Wise Alloys and their ages as of January 1, 2005:

Name	Age	Position(s)
David F. D’Addario	42	Chief Executive Officer, Chairman and Manager, Wise Group
John J. Cameron	68	Vice Chairman, Manager
Randall R. Powers	40	President, Chief Operating Officer, Wise Group
Danny Mendelson	52	Executive Vice President, Chief Financial Officer, Secretary
Gerald M. David	66	Executive in Charge of Business Development/Metals Management and Manager, Wise Group
Gregory Garvey	49	Manager, Wise Group
Don Farrington	56	Senior Vice President, Sales
Sam Glasscock	56	Senior Vice President and Controller
Phillip Tays	59	Senior Vice President, Manufacturing
Michael Patterson	54	Senior Vice President, Strategic Planning
Kenneth Stastny	36	Treasurer
Richard Weaver	62	Vice President, Special Products
Robert David	62	Vice President, National Accounts

David F. D’Addario has served as Wise Group’s Chairman since October 2001 and its Chief Executive Officer since February 2004 and has served as a Manager since January 1999. Mr. D’Addario also served as President and Chief Executive Officer of D’Addario Industries, a private company, from 1986 to 2001 and was a founder of Neroc, Inc., the predecessor of Tomra of North America, Inc. Mr. D’Addario holds a B.A. degree from Yale University.

John J. Cameron was named Vice Chairman in March 2004. He has served as a Manager since 1999. He served as Wise Group’s Chief Executive Officer from October 2000 until March 2004 and was President of Wise Alloys from 2000 to 2004. Mr. Cameron served as the Chief Executive Officer of Wise Group’s predecessor, Wise Metals Co., Inc., from 1991 to 1999. From 1984 to 1991, Mr. Cameron operated his own business, Arcadia, Inc., an aluminum engineering firm, which he sold in 1991. From 1978 to 1984, Mr. Cameron held various management operating positions at Howmet Corp., serving as Senior Vice President of Operations from 1982 to 1984 and as a director from 1982 to 1983. Mr. Cameron holds a B.S. degree from Fordham University.

Randall R. Powers was named President and Chief Operating Officer in June 2004. Mr. Powers most recently served as Chief of Operations for Management Consultants Dewolff, Boberg & Associates (DBA) and has more than a decade of experience working for companies such as Ford Motor Co., Morris Communications, Fremont Partners, Alliance Tech Systems, MTU and Kaiser Aluminum. Prior to DBA, where he had worked since 1994, Mr. Powers held various positions for United Parcel Service of America (UPS) from 1984 to 1990. He holds a bachelor’s degree in economics and a master’s degree in communications from the University of Georgia.

Danny Mendelson has served as Wise Group’s Chief Financial Officer since April 1999. Prior to joining Wise Group, Mr. Mendelson was a partner in the Baltimore, Maryland office of Ernst & Young LLP from 1984 to 1999, serving as the director of its tax practice from 1987 to 1997. Mr. Mendelson is a certified public accountant and an attorney. He holds a B.B.A. degree from the University of Michigan, a J.D. from Detroit College of Law and an L.L.M. from Georgetown University.

Gerald M. David has served as Wise Group’s Executive in Charge of Business Development/Metals Management since October 2001 and as a Manager since January 1999. Mr. David served as Chairman from 1999 to September 2001. Mr. David served as President and CEO of Wise Metals Co. from 1987 to 1999. Gerald David is the brother of Robert David, Vice President, National Accounts.

Gregory Garvey has served as a Manager since January 1999. Prior to joining Wise Group, Mr. Garvey worked for Tomra of North America, Inc. where he served as Chief Executive Officer and President from 1994 to 2001. Mr. Garvey holds a Financial Accounting degree from the University of New Haven.

Don Farrington assumed the position of Senior Vice President, Sales, in February 2004. He has served as Vice President of Sales and Marketing for Wise Alloys since February 2001 and as Sales Manager from May 1999 to February 2001.

From August 1998 to May 1999, Mr. Farrington served as General Manager of Aluminum of Nittetsu Shoji America, Inc. From 1991 to 1998, Mr. Farrington was Vice President of Sales and Marketing for Ravenswood Aluminum. From 1976 to 1990, Mr. Farrington held sales and marketing positions with Kaiser Aluminum. He holds a B.A. degree from the University of Kansas.

Sam Glasscock has served as Senior Vice President and Controller since 1999. He has 30 years of aluminum industry experience in various positions in accounting, finance, manufacturing and transportation. He has a B.S. degree in industrial management and accounting from Auburn University and a MBA from the University of North Alabama.

Phillip Tays serves as Senior Vice President, Manufacturing. He joined Wise Alloys when the Listerhill Facility was purchased from Reynolds Metal Company in 1999. He has 32 years of manufacturing, casting and maintenance management experience in Reynolds Metals Company Reclamation plants in Alabama, Virginia and Brazil. Mr. Tays earned a business administration degree from Athens State University.

Michael Patterson was named Senior Vice President, Strategic Planning in February 2004. He began working at the Reynolds Metal Company’s alloys plant in 1977. He has a bachelor’s of science degree in mechanical engineering from the University of Alabama. His career includes experience in engineering, production and maintenance management. Prior to working for Reynolds, he worked for Exxon Mobil Corporation at their Baton Rouge refinery.

Kenneth Stastny serves as Treasurer. He joined the Company in 1998 as Controller of Wise Recycling. He served as Assistant Treasurer of the Company from 1999 until February 2004 when he assumed the position of Treasurer. Prior to joining the Company, Stastny served as audit manager at Ernst & Young LLP. He has more than thirteen years experience in financial services, risk management and information systems. He holds a bachelors of business administration in both accounting and finance from Loyola College of Baltimore, Maryland.

Richard Weaver serves as Vice President, Special Projects. He joined the Company in 1982 and held various trading and executive management positions. He served as President of Wise Recycling from its inception to mid-2001. Prior to joining the Company, Mr. Weaver was employed by Revere Copper and Brass in sales and marketing positions for both primary and semi-fabricated products.

Robert David joined the Company in 1979 and currently serves as Vice President, National Accounts. He has been a director for the Institute of Scrap Recycling Industries, previously holding the position of Chairman of the non-ferrous division. Previously, Mr. David worked as a stock and commodity broker for Bach & Co., Shearson Hayden Stone, and is a former member of the Chicago Board of Trade.

Management Board

Pursuant to Wise Group’s operating agreement, Silver Knot, LLC has the right to appoint five members to Wise Group’s management board, one of whom is to be a designee of Wise Metals Co. Inc., reasonably acceptable to Silver Knot, LLC. Gerald David currently serves as Wise Metals Co.’s designee. David D’Addario, our Chairman, controls Silver Knot, LLC and appoints its designees.

The day-to-day operations of Wise Group are carried out by its executive officers who serve at the discretion of its management board. Certain major decisions require the consent of the management board.

The Wise Group operating agreement provides that no officer may, without the prior approval of the management board, (i) enter into or modify any affiliated transactions or any transactions the length of which exceeds six months and the value of which exceeds $100,000, (ii) lend money, incur indebtedness, dispose of assets, or incur expenditures, each in excess of $100,000 for any one transaction, (iii) make distributions or accept capital contributions, (iv) acquire or dispose of any securities, (v) amend the operating agreement, (vi) approve a merger or consolidation with another person or a sale of substantially all of Wise Group’s assets, (vii) remove or replace or adjust the compensation of any officers, (viii) reorganize Wise Group, (ix) invest surplus funds, (x) materially change Wise Group’s accounting principles, (xi) purchase or sell any real property, (xii) enter into any legal proceeding on behalf of Wise Group, or (xiii) take any action specifically reserved for the management board under the operating agreement.

Except where the Wise Group operating agreement states otherwise, all decisions of the Wise Group management board require a majority vote of the Wise Group management board.

Manager Compensation

Messrs. D’Addario, Cameron, Garvey and David currently comprise the Wise Group management board. David D’Addario is paid $162,500 annually for his service on the Wise Group management board in addition to his salary of

$550,000 and the other benefits he receives as an employee of Wise Group. John Cameron is not separately compensated for his service as a member of the Wise Group management board and is solely compensated pursuant to his employment agreement described below. Gregory Garvey is paid $162,500 annually for his service on the Wise Group management board and received a $130,000 discretionary bonus in 2004 which was awarded for consultation and management services. Gerald David is not separately compensated for his service on the Wise Group management board and is solely compensated pursuant to his employment agreement described below.

Committees

Gregory Garvey is Chairman of the Company’s Audit Committee. Mr. Garvey is a financial expert as such term is defined by the Securities and Exchange Commission.

Code of Ethics

We do not have a formal code of ethics for management, nor is there any requirement that we have one under the law or the requirements of any securities exchange on which our debt securities are listed. Because we have no publicly traded equity securities (substantially all of which are held by the managers or senior executives) and because the management group is extremely small and works closely with the board of managers, the board of managers has concluded that a formal policy would be less effective than the less formal regular interaction between senior management and the board of managers.

Item 11.	Executive Compensation

Compensation is paid by Wise Group in respect of Wise Group’s executive officers and allocated to Wise Alloys based on each such person’s duties on behalf of Wise Alloys. The following table sets forth the cash and non-cash compensation paid or incurred on Wise Group’s behalf to its chief executive officer and each of the five other most highly compensated employee executive officers, or the named executive officers, who earned more than $100,000 during 2004:

Summary Compensation Table

	Annual Compensation			Long-Term Compensation Awards	All other Compensation
Name and Principal Position	Salary		Bonus	Securities Underlying Options
David D’Addario Chief Executive Officer, Chairman and Manager	$712,500	(1)	$335,000	—	$0
John J. Cameron Vice Chairman and Manager	$335,000		$0	—	$300,000	(2)
Randall Powers President and Chief Operating Officer	$150,000		$0	—	$17,500	(3)
Danny Mendelson Executive Vice President, Chief Financial Officer and Secretary	$240,000		$250,000	—	$0
Gregory Garvey Manager	$162,500		$130,000	—	$0
Gerald M. David Executive in charge of Business Development/Metals Management and Manager	$300,000		$12,000	—	$0

(1)	Mr. D’Addario was appointed Chairman in October 2001. Mr. D’Addario commenced receiving salary compensation in December 2001. Of the $712,500 salary compensation Mr. D’Addario received in 2004, $550,000 was paid in respect of his service as Chairman and $162,500 was paid in respect of his service as a member of the Wise Group management board.

(2)	Mr. Cameron received $300,000 in other compensation in 2004 pursuant to his employment agreement.

(3)	Mr. Powers received a $17,500 moving expense reimbursement.

Option Grants in the Last Fiscal Year

Randall Powers was granted an option to purchase up to a 4% membership interest in Wise Group effective July 1, 2004. Certain members of Wise Group’s management and other employees hold equity interests through their ownership of economic interests in Wise Group which were granted in 1999 as deferred compensation or non-cash bonuses. Holders of membership interests and holders of economic interests are entitled to share in the net profits, net losses and distributions of Wise Group on a pro rata basis. Economic interest holders, however, do not have any other rights of holders of membership interests, including the right to vote or to participate in the management of Wise Group.

Indemnification

Under the Wise Group operating agreement, Wise Group has agreed to indemnify and hold harmless each member and economic interest holder, including their affiliates, each member of the management board and all officers of Wise Group to the fullest extent permitted by law from and against any loss, liability, damage or expense incurred or suffered by any of them by reason of any acts or omissions or alleged acts or omissions arising out of their activities on behalf of Wise Group or in connection with the business operations of Wise Group, provided that the acts or omissions or the alleged acts or omissions upon which the action or threatened action, proceeding or claim is based did not involve intentional misconduct by the indemnified party, did not permit the indemnified party to personally gain a financial profit or other advantage to which such party was not legally entitled and were not performed or committed by the indemnified party in knowing violation of the law or otherwise in bad faith.

Employment Agreements

Gerald David Employment Agreement. Gerald David entered into an employment agreement with Wise Group effective on October 1, 2001. This employment agreement extended through September 30, 2003 and is automatically extended thereafter unless either party gives 90 days prior notice of intent to terminate. Wise Group may terminate the employment agreement for cause and Mr. David may terminate the employment agreement on 30 days notice in the event Wise Group breaches the employment agreement and fails to remedy any such breach. In addition, pursuant to the agreement for the purchase of Wise Metals Co.’s interest in Wise Metals Group by Silver Knot, LLC, Wise Group may not terminate Mr. David’s employment agreement until Wise Metals Co. has received at least $12 million dollars of the purchase price for Wise Group. Under Mr. David’s employment agreement, Mr. David receives an annual base salary of $300,000. He is eligible to participate in Wise Group’s medical and all other employee benefit plans sponsored or maintained by Wise Group. Mr. David’s employment agreement also provides for a severance payment in the event his employment is terminated in connection with a change of control of Wise Group in which Silver Knot, LLC, or its affiliates lose control of Wise Group. In such instance, if Mr. David does not receive an amount that equals at least $12 million, Wise Group will pay Mr. David his base salary and any other sums due him through the date of his death plus a severance payment calculated as five times his base salary discounted by the number of months remaining until the ten year anniversary of the employment agreement and divided by 120. The severance payment will be limited by the amount by which payments made to Mr. David under the purchase agreement are less than the purchase price. Mr. David’s severance will be paid in a lump sum.

John Cameron Employment Agreement. John Cameron entered into an employment agreement with Wise Group effective on April 1, 1999. This employment agreement extends through March 31, 2005. Under this employment agreement, Mr. Cameron receives an annual base salary of $300,000. He is eligible to participate in our medical and all other employee benefit plans sponsored or maintained by Wise Group. Mr. Cameron also is eligible to receive an annual performance bonus based upon the degree to which he and Wise Group achieve specific objectives.

Mr. Cameron’s employment agreement provides that, as of July 15, 2002 and continuing until the date he receives a total of $2.5 million, he is entitled to receive $25,000 per month in lieu of the severance that was to be paid to him as of March 31, 2003. Following the expiration of the employment agreement on March 31, 2005, Wise Group intends to enter into a five year consulting agreement with Mr. Cameron, paying him $100,000 in annual compensation.

Under his employment agreement, Mr. Cameron has agreed not to disclose Wise Group’s proprietary information. In addition, Mr. Cameron has agreed to certain non-competition and non-solicitation provisions which are effective during the employment term and which continue from two to three year periods thereafter. Under the non-competition provision, Mr. Cameron may not be employed in, or engaged in, or in any manner connected to or concerned with, directly or indirectly, as a principal, agent, consultant, advisor or owner of any business in the aluminum recycling, reclamation or rolling business. Under the non-solicitation provisions, Mr. Cameron may not directly or indirectly solicit any customer or supplier of Wise Group to cease its business with Wise Group or directly or indirectly solicit current or former employee of Wise Group to join a competitor in the aluminum recycling, reclaiming or rolling businesses.

Randall Powers Employment Agreement and Option Agreement. Randall Powers entered into an employment agreement with Wise Group effective on July 1, 2004. The initial term of the employment agreement is through June 30, 2008 and will extend for successive one year periods unless either party provides notice of intent not to renew. Under this employment agreement, Mr. Powers receives an annual base salary of $150,000 and is eligible to receive an annual performance bonus based upon the degree to which he and Wise Group achieve specific objectives. Under his employment agreement, Mr. Powers has agreed not to disclose Wise Group’s proprietary information. In addition, Mr. Powers has agreed to certain non-competition and non-solicitation provisions which are effective during the employment term and which continue for two years thereafter. In connection with the employment agreement, Mr. Powers entered into an option agreement with Wise Group dated as of July 1, 2004, under which he is granted an option to purchase up to 4% of the membership interests outstanding on that date at an exercise price of $750,000. The option expires 10 years after granting or one year after a change in control and vests over a period of four years subject to Mr. Powers’ continuous employment with Wise Group and the achievement of specific objectives. Mr. Powers may exercise the option even if he is no longer employed by Wise Group subject to certain conditions. The option will be fully vested and immediately exercisable upon a change in control of Wise Group unless the Wise Group managing board decides in good faith prior to the change of control that the new employer will honor the option or provide Mr. Powers with substantially equivalent rights.

Non-competition Agreements

Except with respect to the employment agreement with Mr. Cameron and the employment agreement with Mr. Powers, Wise Group is not a party to any non-competition or non-solicitation agreements with any current employees.

401(k) Plan

We maintain two 401(k) savings plans, one for nonunion employees and one for union employees. These plans are cash or deferred arrangements intended to be qualified under Section 401(k) of the Internal Revenue Code of 1986, as amended.

The nonunion 401(k) plan provides that an eligible employee may begin to make salary reduction contributions after the first full calendar month following date of hire. Participants may authorize us to contribute a percentage of their compensation, up to 18%, to the nonunion 401(k) plan on their behalf. The nonunion plan provides for us to make an employer contribution to eligible employees each year based on age and compensation.

The union 401(k) plan provides that an eligible employee may begin to make salary reduction contributions when he satisfies the probationary period specified in the collective bargaining agreement. Participants may authorize us to contribute a percentage of their compensation, up to 18%, to the union 401(k) plan on their behalf. The union plan provides for us to make an employer contribution to eligible employees each year in an amount equal to 54 cents for each hour worked.

For those employees in the Carpenters Union, effective January 1, 2004, the employer contributes an additional 58 cents for each hour paid.

Participants in both the nonunion and union 401(k) plans direct the investment of their accounts, including both employee and employer contributions, among a wide array of mutual fund investment options, and can make changes to such investments as they deem appropriate. Participants in the nonunion 401(k) plan who were employed on April 1, 1999 are 100% vested in their employer contributions. All other participants in the nonunion 401(k) plan become 100% vested in their employer contributions after five years of vesting service, or upon disability or death. Participants in the union 401(k) plan are 100% vested in their employer contributions at all times.

Participants in both the nonunion and union 401(k) plans are eligible to receive company match money. We will contribute $0.50 per $1.00 of employee contribution up to a maximum employee contribution of 6% of gross earnings. This benefit was effective January 1, 2003 for the union 401(k) plan and July 28, 2003 for the nonunion 401(k) plan.

Pension Plan

Effective April 1, 1999, we established a defined benefit pension plan that covers essentially all union employees. The plan provides certain levels of benefits based on years of service and wage levels, but does not provide benefits for any prior service. In addition, defined contribution plans for both union and nonunion employees were established.

In 2003 we established negotiated defined contributions for certain union employees to multi-employer union pension plans. This was done in exchange for freezing service time and pension factor in the aforementioned defined benefit plan as of the first quarter of 2004 and eliminating post retirement benefits for affected employees.

We also established post retirement benefit plans for all hourly and salaried employees on April 1, 1999. The union employees who become eligible to retire under the defined benefit plan and are not a part of the unions that have elected the multi-employer option will retain health benefits and certain other benefits for life. Salaried employees who retire after age 60 with a combined 10 years service with Wise Alloys LLC and the previous owner of the Wise Alloys facilities will be eligible for medical benefits until age 65.

Our funding policy for these plans is to contribute negotiated amounts to the multi-employer funds and amounts necessary to meet minimum funding requirements of the Employee Retirement Income Security Act for the defined benefit plans but not to exceed the maximum deductible amount allowed by the Internal Revenue Code.

Item 12.	Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth certain information, as of	March 15, 2005	, concerning the beneficial ownership of equity

interests in Wise Group, on a fully diluted basis by: each person known by Wise Group to own beneficially more than five percent of the membership interests; its Chief Executive Officer and its four other most highly compensated executive officers; each of its managers; and all of its executive officers and managers as a group.

A person or group is deemed to have beneficial ownership of any membership interests when the person or group has the right to acquire them within 60 days after the date above. For the purpose of computing the percentage of outstanding membership interests held by each person or group named in the table below, any membership interests which the person or group has a right to acquire within 60 days after the date above are deemed to be outstanding.

Name and Address of Beneficial Owners(1)	Percentage of Ownership
Silver Knot, LLC(2)(3) 10 Middle Street Bridgeport, Connecticut 06604	78.7%
David F. D’Addario(4)	78.7%
Gregory Garvey(5)	78.7%
Danny Mendelson(6)	7.6%
John J. Cameron(7)	7.1%
All of Wise Group’s executive officers and managers as a group (14 persons)	98.5%
Others	1.5%

(1)	Except as otherwise indicated, the address for each of the named security holders is 857 Elkridge Landing Road, Suite 600, Linthicum, Maryland 21090.

(2)	David F. D’Addario and certain of his family members and Gregory Garvey and certain of his family members collectively own 100% of Silver Knot, LLC. Mr. D’Addario has full management control of Silver Knot, LLC pursuant to its operating agreement.

(3)	In December, 2001, Silver Knot, LLC entered into an agreement with Wise Metals Co. to acquire its 51.29% equity interest in Wise Group. Silver Knot, LLC pledged 61.2% of its equity interest in Wise Group to Wise Metals to secure its payment obligations under the agreement. According to the terms of the pledge, Silver Knot, LLC retains voting rights for its interest and the right to receive distributions, subject to customary events of default.

(4)	David F. D’Addario holds his beneficial membership interests in Wise Group through his interest in Silver Knot, LLC.

(5)	Gregory Garvey holds his beneficial membership interests in Wise Group through his interest in Silver Knot, LLC.

(6)	Danny Mendelson’s interest is comprised of a 6.3% membership interest and 1.3% economic interest.

(7)	John J. Cameron’s interest is comprised of a 3.6% membership interest and a 3.5% economic interest. Part of this interest is held in trust with his family. His family disclaims beneficial ownership of this interest.

Item 13.	Certain Relationships And Related Transactions

Set forth below is a summary of certain relationships and related party transactions. The pricing of these transactions is not based on independent appraisals and we do not intend to obtain appraisals for future transactions.

Wise Recycling West, LLC

Wise Group’s Chief Executive Officer, Chairman and Manager, David D’Addario, and its Vice Chairman, John Cameron, formed Wise Recycling West, LLC, or Wise West, in December 2001 in order to acquire businesses relating to recycling UBCs and other scrap metals in Albuquerque, New Mexico and Denver, Colorado. Wise West retained the services of Wise Recycling for the purpose of managing and operating these acquired facilities. Wise Recycling acquired Wise West effective as of June 30, 2003, and it is now Wise Recycling’s wholly owned subsidiary.

Transactions with Management

In 2004, we loaned $80,000 to Randall Powers, our President and Chief Operating Officer, in connection with the purchase of his home pursuant to his relocation to Muscle Shoals, Alabama.   The interest rates on the loan was 7% per annum, payable monthly. This loan has been repaid.

Robert David is the brother of Gerald David, our Executive in Charge of Business Development and Manager of Wise Group. Robert David is employed by Wise Group as Vice President, National Accounts and was paid $305,000 in salary and bonus in 2004.

Item 14.	Principal Accounting Fees and Services

The following is a summary of the fees billed to the Company by Ernst & Young LLP for professional services rendered for the fiscal years ended December 31, 2004 and December 31, 2003:

Fee Category	2004 Fees	2003 Fees
Audit Fees	$544,096	$259,728
Audit-Related Fees	46,000	34,800
Tax Fees	9,135	27,556
All Other Fees	—	—

Total Fees	$599,231	$322,084

Audit Fees.    These consist of fees billed for professional services rendered for the audit of the Company’s consolidated financial statements, review of the interim consolidated financial statements included in the quarterly reports on Form 10-Q for the respective fiscal years, irrespective of the period in which the related services are rendered or billed and services provided by the independent auditors in connection with regulatory filings, including accounting and financial work related to the proper application of financial accounting and/or reporting standards.

Audit-Related Fees.    These consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements and are not reported under “Audit Fees.” These services include consultations related to internal control and compliance procedures, due diligence related to mergers and acquisitions and consultations concerning financial accounting and reporting standards.

Tax Fees.    These consist of fees billed for professional services for tax compliance, tax advice and tax planning.

All Other Fees.    These consist of fees for services not captured in the other categories.

Policy on Audit Committee Pre-Approval of Audit Services and Permissible Non-Audit Services of Independent Auditors

The Audit Committee’s policy is to pre-approve all audit and permissible audit related and non-audit services performed by the independent auditors. Prior to engagement of the independent auditors for the next year’s audit, the independent auditor provides to the Audit Committee the scope of the proposed audit and proposed related fees for services expected to be rendered during that year within each of four categories of services for approval. The fees are budgeted and the Audit Committee requires the independent auditor and management to report actual fees versus the budget periodically throughout the year by category of service. The Audit Committee is also informed routinely as to the services actually provided by the independent auditor pursuant to this pre-approval process. The Audit Committee’s prior approval must be obtained before the scope or cost of pre-approved services is increased and for additional permissible non-audit services for which a need arises during the course of the year.

        In determining whether to pre-approve any given services, the Committee considers whether such services are consistent with the continued independence of the independent auditor under the SEC’s rules, whether the independent auditor is best positioned to provide the most effective and efficient service, and whether the performance of the service by the auditor might enhance the Company’s ability to manage or control risk or improve audit quality.

Item 15.	Exhibits and Financial Statement Schedules.

(a)	List of Financial Statements, Financial Statement Schedules, and Exhibits

(1)	List of Financial Statements

See Index to Consolidated Financial Statements in Item 8—”Financial Statements And Supplementary Data”.

(2)	List of Financial Statement Schedules

The following financial statement schedules of the Company are included herein:

Schedule II – Valuation of Qualifying Accounts

All other schedules for which provision is made in the applicable accounting regulations of the Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

(3)	Exhibits

The following exhibits are either included in this report or incorporated herein by reference as indicated below:

1.1	Purchase Agreement, dated April 30, 2004, by and among the Issuers, the Guarantors and the Initial Purchasers (incorporated by reference to Exhibit 1.1 to the Company’s Registration Statement on Form S-4 filed on July 23, 2004)

3.1	Second Amended and Restated Limited Liability Company Agreement of Wise Metals Group LLC (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-4/A filed on September 29, 2004)

3.2a	Certificate of Formation of Wise Metals Holdings LLC filed with the Delaware Secretary of State on February 1, 1999 (incorporated by reference to Exhibit 3.2a to the Company’s Registration Statement on Form S-4 filed on July 23, 2004)

3.2b	Certificate of Amendment of Wise Metals Holdings LLC (incorporated by reference to Exhibit 3.2b to the Company’s Registration Statement on Form S-4 filed on July 23, 2004)

3.2c	Articles of Merger of Wise Metals Group LLC (incorporated by reference to Exhibit 3.2c to the Company’s Registration Statement on Form S-4 filed on July 23, 2004)

3.3	Limited Liability Company Agreement of Listerhill Total Maintenance Center LLC (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-4 filed on July 23, 2004)

3.4	Certificate of Formation of Listerhill Total Maintenance Center LLC filed with the Delaware Secretary of State on September 30, 2003 (incorporated by reference to Exhibit 3.4 to the Company’s Registration Statement on Form S-4 filed on July 23, 2004)

3.5	Limited Liability Company Agreement of Wise Warehousing, LLC (incorporated by reference to Exhibit 3.5 to the Company’s Registration Statement on Form S-4 filed on July 23, 2004)

3.6	Certificate of Formation of Wise Warehousing, LLC filed with the Delaware Secretary of State on December 22, 2003 (incorporated by reference to Exhibit 3.6 to the Company’s Registration Statement on Form S-4 filed on July 23, 2004)

3.7	Limited Liability Company Agreement of Wise Alloys LLC (together with amendment 3 thereto) (incorporated by reference to Exhibit 3.7 to the Company’s Registration Statement on Form S-4 filed on July 23, 2004)

3.8	Certificate of Formation of Wise Alloys LLC filed with the Delaware Secretary of State on December 9, 1998 (incorporated by reference to Exhibit 3.8 to the Company’s Registration Statement on Form S-4 filed on July 23, 2004)

3.9	Amended and Restated Limited Liability Company Agreement of Wise Recycling West, LLC (incorporated by reference to Exhibit 3.9 to the Company’s Registration Statement on Form S-4 filed on July 23, 2004)

3.10a	Certificate of Formation of Wise Recycling West, LLC filed with the Delaware Secretary of State on December 27, 2001 (incorporated by reference to Exhibit 3.10a to the Company’s Registration Statement on Form S-4 filed on July 23, 2004)

3.10b	Certificate of Amendment of Certificate of Formation of Wise Recycling West, LLC (incorporated by reference to Exhibit 3.10b to the Company’s Registration Statement on Form S-4 filed on July 23, 2004)

3.11	Limited Liability Company Agreement of Wise Recycling Texas, LLC (incorporated by reference to Exhibit 3.11 to the Company’s Registration Statement on Form S-4 filed on July 23, 2004)

3.12	Certificate of Formation of Wise Recycling Texas, LLC filed with the Delaware Secretary of State on June 4, 2002 (incorporated by reference to Exhibit 3.12 to the Company’s Registration Statement on Form S-4 filed on July 23, 2004)

3.13	Second Amended and Restated Limited Liability Company Operating Agreement of Wise Recycling, LLC (incorporated by reference to Exhibit 3.13 to the Company’s Registration Statement on Form S-4 filed on July 23, 2004)

3.14	Articles of Organization of Wise Recycling, LLC filed with the Maryland Secretary of State on January 20, 1998 (incorporated by reference to Exhibit 3.14 to the Company’s Registration Statement on Form S-4 filed on July 23, 2004)

3.15	Certificate of Incorporation of Wise Alloys Finance Corporation filed with the Delaware Secretary of State on April 18, 2002 (incorporated by reference to Exhibit 3.15 to the Company’s Registration Statement on Form S-4 filed on July 23, 2004)

3.16	Bylaws of Wise Alloys Finance Corporation (incorporated by reference to Exhibit 3.16 to the Company’s Registration Statement on Form S-4 filed on July 23, 2004)

4.1	Indenture, dated May 5, 2004, by and among the Issuers, the Guarantors and the Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-4 filed on July 23, 2004)

4.2	Registration Rights Agreement, dated as of May 5, 2004, by and among the Issuers, the Guarantors and the Initial Purchasers (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-4 filed on July 23, 2004)

10.1	General Security Agreement, dated as of May 5, 2004, by the Issuers and the Guarantors in favor of the Trustee (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-4 filed on July 23, 2004)

10.2	Intercreditor Agreement, dated May 5, 2004, by and between the Trustee and Congress Financial Corporation (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-4 filed on July 23, 2004)

10.3	Collateral Assignment of Acquisition Agreement, dated May 5, 2004, by Wise Alloys LLC in favor of the Trustee (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-4 filed on July 23, 2004)

10.4	Investment Property Pledge and Security Agreement, dated May 5, 2004, by Wise Alloys LLC in favor of the Trustee (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-4 filed on July 23, 2004)

10.5	Fee and Leasehold Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated May 5, 2004, by Wise Alloys LLC in favor of the Trustee (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-4 filed on July 23, 2004)

10.6	Pledge and Security Agreement, dated May 5, 2004, by the Issuers and the Guarantors in favor of the Trustee (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-4 filed on July 23, 2004)

10.7	Trademark Collateral Assignment and Security Agreement, dated May 5, 2004, by and between Wise Alloys LLC and the Trustee (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-4 filed on July 23, 2004)

10.8	Beverage Can Supply Letter Agreement, dated August 10, 1998 and as most recently amended April 1, 2003, by and between Ball Corporation and Wise Alloys LLC (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Amendment No. 1 to the Form S-4 filed on September 29, 2004)†

10.9	Beverage Can Supply Letter Agreement, dated April 22, 2004, by and between Crown Cork & Seal Co. and Wise Alloys LLC (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Amendment No. 1 to the Form S-4 filed on September 29, 2004)†

10.10	Amended and Restated Loan Agreement, dated May 5, 2004, by and among the Issuers, the Guarantors, Congress Financial Corporation, Fleet Capital Corporation and the Financial Institutions named therein (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-4 filed on July 23, 2004)

10.11	Employment Agreement, dated December 31, 2001, by and between Gerald David and Wise Metals Group LLC (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-4 filed on July 23, 2004)

10.12	Employment Agreement, dated April 1, 1999, by and between John Cameron and Wise Metals Group LLC (together with amendments thereto) (incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-4 filed on July 23, 2004)

10.13	$720,000 Real Estate Mortgage Note, dated December 5, 2002, issued by Wise Recycling West, LLC on behalf of TOMRA of North America Finance Corporation (incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-4 filed on July 23, 2004)

10.14	Mortgage, dated December 5, 2002, by and between Wise Recycling West, LLC on behalf of TOMRA of North America Finance Corporation (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-4 filed on July 23, 2004)

10.15	$720,000 Promissory Note, dated December 6, 2002, issued by Wise Recycling West, LLC on behalf of TOMRA of North America Finance Corporation (incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-4 filed on July 23, 2004)

10.16	Deed of Trust, dated December 6, 2002, by and between Wise Recycling West, LLC on behalf of TOMRA of North America Finance Corporation (incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-4 filed on July 23, 2004)

10.17	Environmental Cooperation Agreement, dated March 31, 1999, by Reynolds Metals Company and Wise Alloys LLC (incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement on Form S-4 filed on July 23, 2004)

10.18	Technology License Agreement, dated as of March 31, 1999, between Reynolds Metals Company, Southern Reclamation Company, Inc. and Wise Alloys LLC (incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement on Form S-4 filed on July 23, 2004)

10.19	Purchase Agreement dated as of October 31, 2003, and effective as of June 30, 2003, by and among David D’Addario and John Cameron and Wise Recycling LLC (incorporated by reference to Exhibit 10.19 to the Company’s Registration Statement on Form S-4 filed on July 23, 2004)

10.20	Ground Lease Agreement (Sewage Treatment Plant), dated March 31, 1999, by Reynolds Metals Company and Wise Alloys LLC (incorporated by reference to Exhibit 10.20 to the Company’s Registration Statement on Form S-4 filed on July 23, 2004)

10.21	Ground Lease Agreement (Drinking Water Plant), dated March 31, 1999, by Reynolds Metals Company and Wise Alloys LLC (incorporated by reference to Exhibit 10.21 to the Company’s Registration Statement on Form S-4 filed on July 23, 2004)

10.22	Ground Lease Agreement (Southern Reclamation Plant), dated March 31, 1999, by Reynolds Aluminum Partners and Wise Alloys LLC (incorporated by reference to Exhibit 10.22 to the Company’s Registration Statement on Form S-4 filed on July 23, 2004)

10.23	Lease Agreement, dated March 31, 1999, by Reynolds Metals Company and Wise Alloys LLC (incorporated by reference to Exhibit 10.23 to the Company’s Registration Statement on Form S-4 filed on July 23, 2004)

10.24	Asset Purchase Agreement, dated as of December 30, 1998, among Reynolds Metals Company, Southern Reclamation Company, Inc. Reynolds Aluminum Partners and Wise Alloys LLC (incorporated by reference to Exhibit 10.24 to the Company’s Registration Statement on Form S-4 filed on July 23, 2004)

10.25	Amendment No. 1 to Amended and Restated Loan Agreement, dated as of June 30, 2004, by and among the Issuers, the Guarantors, Congress Financial Corporation, Fleet Capital Corporation and the Financial Institutions named therein (incorporated by reference to Exhibit 10.25 to the Company’s Registration Statement on Form S-4/A filed on September 29, 2004)

10.26	Accounts Purchase and Sale Agreement, dated as of June 30, 2004, by and among Wise Alloys LLC and Congress Financial Corporation (incorporated by reference to Exhibit 10.26 to the Company’s Registration Statement on Form S-4/A filed on September 29, 2004)

10.27	Employment Agreement, dated as of July 1, 2004, by and between Randall R. Powers and Wise Metals Group LLC (incorporated by reference to Exhibit 10.27 to the Company’s Registration Statement on Amendment No. 1 to the Form S-4 filed on September 29, 2004)

10.28	Amendment No. 2 to Amended and Restated Loan Agreement, dated November 10, 2004, by and among the Issuers, the Guarantors, Congress Financial Corporation and Fleet Capital Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004)

10.29	Amendment to Deed of Trust and Assignment of Deed of Trust, dated as January 10, 2005, by Wise Recycling West, LLC, to the Adams County Public Trustee for the benefit of TOMRA of North America Finance Corporation and GAB Holding LLC*

10.30	Extension and Assignment Agreement, entered into as of January 21, 2005, by and among TOMRA of North America Finance Corporation, Wise Recycling West, LLC and GAB Holding LLC*

10.31	Allonge to Real Estate Mortgage Note, attached to, and made a part of that certain Promissory Note dated December 5, 2002, in the principal amount of Seven Hundred Twenty Thousand and 00/100 Dollars ($720,000.00) made by Wise Recycling West, LLC to the order of TOMRA of North America Finance Corporation*

12.1	Statement re: computation of ratios*

21	List of Subsidiaries*

31.1	Section 302 CEO Certification*

31.2	Section 302 CFO Certification*

32.1	Section 906 CEO Certification*

32.2	Section 906 CFO Certification*

* Filed herewith.

†	Portions of this document have been omitted and filed separately with the SEC pursuant to a request for confidential treatment in accordance with Rule 406 of the Securities Act.

Schedule II

Valuation and Qualifying Accounts

Allowance for Doubtful Accounts

Period Ending	Balance at Beginning of Period	Charge to Costs and Expense		Deductions— Write Offs		Other		Balance at Ending of Period
December 31, 2002	$772	$1,683	(2)	$572		$—		$1,883
December 31, 2003	1,883	—		—		18	(1)	1,901
December 31, 2004	1,901	—		1,701	(2)	—		200

(1)	Addition due to acquisition of Wise Recycling

(2)	The allowance in 2002 was established concurrently with the billing due to the unlikely nature of collection. The net amount recorded was reflected as a sales allowance for $1,683 and accordingly reduced net sales. In 2004, the amount includes the write off this sales allowance and related receivables recorded in 2002 thus having no impact on earnings.

SIGNATURES

Pursuant to the requirements of section 13 or section 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WISE METALS GROUP LLC

Dated: March 31, 2005	/s/ DAVID D’ADDARIO
David D’Addario
Chairman and Chief Executive Officer

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WISE METALS GROUP LLC

Dated: March 31, 2005	/s/ DAVID D’ADDARIO
David D’Addario
Chairman and Chief Executive Officer

/s/ DANNY MENDELSON
Danny Mendelson
Executive Vice President, Chief Financial Officer and Secretary

/s/ JOHN CAMERON
John Cameron
Vice Chairman and Manager

/s/ GERALD DAVID
Gerald David
Manager

/s/ GREGORY GARVEY
Gregory Garvey
Manager

Supplemental Information to be Furnished with Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act.

No annual report or proxy materials have been sent to security holders.