Form 10-Q
period 2005-03-31
Wise Metals Group LLC
filed 2005-05-16
CIK 1297014

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarter Ended March 31, 2005

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

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Wise Metals Group LLC

Consolidated Balance Sheets

	March 31, 2005	December 31, 2004
	(unaudited)
	(in thousands)
Assets
Current assets:
Cash and cash equivalents	$955	$7,669
Restricted cash	3,398	250
Accounts receivable, less allowance	69,949	46,336
Inventories	174,829	175,809
Other current assets	8,067	9,601

Total current assets	257,198	239,665
Non-current assets:
Property and equipment, net	86,115	85,375
Other assets	9,130	9,147
Goodwill	283	283

Total non-current assets	95,528	94,805

Total assets	$352,726	$334,470

Liabilities and members’ deficit:
Current liabilities:
Accounts payable	$59,806	$57,855
Borrowing under revolving credit facility	117,774	101,675
Current portion of long-term debt	1,523	1,529
Accrued expenses, payroll and other	31,731	22,739

Total current liabilities	210,834	183,798
Non-current liabilities:
Senior secured notes	150,000	150,000
Term loans, less current portion	981	1,040
Other liabilities	10,816	12,397

Total non-current liabilities	161,797	163,437
Members’ deficit:	(19,905)	(12,765)

Total liabilities and members’ deficit	$352,726	$334,470

See accompanying notes.

Wise Metals Group LLC

Consolidated Statements of Operations

(Unaudited)

	Three months ended March 31,
	2005	2004
Sales	$221,561	$197,216
Cost of sales	215,461	199,205

Gross margin (deficit)	6,100	(1,989)
Operating expenses:
Selling, general, and administrative	2,696	2,501

Operating income (loss)	3,404	(4,490)
Other income (expense):
Interest expense and fees, net	(6,019)	(3,570)
Unrealized (loss) gain on derivative instruments	(3,619)	2,248

Net loss	$(6,234)	$(5,812)

See accompanying notes.

Wise Metals Group LLC

Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended March 31,
	2005	2004
Cash flows from operating activities
Net loss	$(6,234)	$(5,812)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	3,299	3,333
Amortization of deferred financing fees	304	364
LIFO provision	—	8,974
Unrealized losses (gains) on derivatives	3,619	(2,248)
Changes in operating assets and liabilities:
Restricted cash	(3,148)	—
Accounts receivable	(23,613)	(10,410)
Inventories	980	17,622
Other current assets	733	(522)
Accounts payable	1,951	12,022
Accrued expenses, payroll and other	4,306	(735)

Net cash (used in) provided by operating activities	(17,803)	22,588
Cash flows from investing activities
Purchase of equipment	(4,039)	(1,554)

Net cash used in investing activities	(4,039)	(1,554)
Cash flows from financing activities
Net issuance (repayment) of short-term borrowings	16,093	(19,858)
Repayment of term debt	(59)	(1,414)
Purchase of members’ equity	(906)	—

Net cash provided by (used in) financing activities	15,128	(21,272)
Net decrease in cash and cash equivalents	(6,714)	(238)
Cash and cash equivalents at beginning of period	7,669	903

Cash and cash equivalents at end of period	$955	$665

See accompanying notes.

Wise Metals Group LLC

Notes to Financial Statements

March 31, 2005

(Unaudited)

(Dollars in thousands)

1.	Organization

Wise Metals Group LLC is a holding company formed for the purpose of managing the operations of Wise Alloys LLC and Wise Recycling LLC (collectively, the Company). Wise Alloys LLC (Alloys) principally manufactures and sells aluminum can stock to aluminum can producers and also serves the transportation and building and construction markets. Wise Recycling LLC (Recycling) is engaged in the recycling and sale of scrap aluminum and other non-ferrous metals.

2.	Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements are presented in accordance with generally accepted accounting principles for interim financial information and with the requirements of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the disclosures normally required by accounting principles generally accepted in the United States of America for complete financial statements. The condensed consolidated financial statements have been prepared in accordance with the Company’s customary accounting practices and, in the opinion of management, all adjustments necessary to fairly present the financial position, results of operations and cash flows for the reported interim periods have been made and were of a normal recurring nature. Operating results for the three month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. The accompanying condensed consolidated financial statements include the accounts of Wise Metals Group LLC and its subsidiaries. Intercompany transactions have been eliminated in consolidation.

Derivatives and Hedging Activity

The Company has entered into long-term contracts to supply can stock to its largest customers. To reduce the risk of changing prices for purchases and sales of metal, including firm commitments under these supply contracts, the Company uses commodity futures and option contracts. In addition, the Company uses natural gas futures and option contracts as well as interest rate caps.

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

2.	Significant Accounting Policies (continued)

A summary of the fair value of the Company’s derivative instruments is as follows:

Description of Derivative Instrument	Fair value at March 31, 2005	Fair value at December 31, 2004
Aluminum futures and options	$(514)	$4,745
Natural gas futures and options	884	(755)

	$370	$3,990

Unrealized gain (loss) amounts recorded were as follows:

	Three months ended March 31
Description of Derivative Instrument	2005	2004
Aluminum futures and options	$(5,258)	$2,211
Natural gas futures and options	1,639	42
Interest rate caps	—	(5)

	$(3,619)	$2,248

In connection with the Company’s futures activity, the Company maintains lines of credit with brokers to cover unrealized losses on futures contracts and uses options to manage price exposure with respect to firm commitments to purchase or sell aluminum.

Inventories

Inventories consisted of the following:

	March 31 2005	December 31 2004
	(In Thousands)
Manufacturing inventories:
Raw materials	$54,868	$71,867
Work in progress	65,252	55,623
Finished goods	83,726	77,458
LIFO reserve	(47,222)	(47,222)

Total manufacturing inventories	156,624	157,726
Supplies inventory	18,205	18,083

Total inventories	$174,829	$175,809

An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations must necessarily be based on management’s estimates of expected year-end inventory levels and costs dependent upon prevailing aluminum costs and other factors which are beyond management’s control.

The Company reduced inventory quantities during the three month periods ended March 31, 2005 and 2004. The effect of reduced inventory quantities in the first quarter of 2005 was offset by changes in the mix of inventory, consequently, no change to the first quarter 2005 LIFO reserve was made.

2.	Significant Accounting Policies (continued)

Inventories (continued)

The total LIFO charge in the first quarter of 2004 was $8,974 which included an immaterial offsetting effect of the LIFO liquidation. The LIFO liquidation occurred as inventory levels were not expected to be replenished by the end of the year. However, due to rising sales volumes and new customer acquisitions during the fourth quarter of 2004, the liquidated layers were replenished.

3.	Financing Arrangements

Debt consists of the following at:

	March 31, 2005	December 31 2004
Revolving and secured credit facility	$117,774	$101,675
Senior secured 10.25% notes due 2012	150,000	150,000
Other notes payable	2,504	2,569

	270,278	254,244
Less current portion	(119,297)	(103,204)

	$150,981	$151,040

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

4.	Pension and Post Retirement Benefits (continued)

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

The 2005 and 2004 amounts shown below reflect the defined benefit pension and other postretirement benefit expense for the three months ended March 31 for each year:

	Pension Benefits		Other Post Retirement Benefits
	2005	2004	2005	2004
Service cost	$277	$267	$348	$370
Interest cost	194	164	115	100
Expected return on plan assets	(134)	(103)	—	—
Amortization of prior service cost	9	9	—	—
Net gain recognition	—	—	(6)	(2)

Net periodic benefit cost	$346	$337	$457	$468

On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) was signed into law which introduced a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. In May 2004, the FASB issued Staff Position (“FSP”) No. FAS 106-2, which provides accounting guidance to sponsors of postretirement health care plans that are impacted by the Act. The FSP is effective for interim or annual periods beginning after June 15, 2004. Detailed regulations necessary to implement the Act had not been finalized as of December 31, 2004 and therefore at that time, the Company had not yet determined if the drug benefit offered to retirees would qualify for the federal subsidy under Medicare Part D. As a result at December 31, 2004, the accrued benefit obligation and net periodic postretirement costs did not reflect the effects of the Act.

Detailed regulations necessary to implement the Act were finalized during the first quarter of 2005. The Company has determined that the drug benefit offered to its hourly retirees will qualify for the federal subsidy under Medicare Part D, while the drug benefit offered to its salaried retirees will not qualify for the federal subsidy. The resulting effect of the federal subsidy on the hourly plan is not significant and therefore, as of March 31, 2005, the accrued benefit obligation and net periodic postretirement costs do not reflect the effects of the Act. The effects of the Act will be recognized by the Company in the accumulated benefit obligation of the hourly plan at its next plan measurement date during the fourth quarter of 2005 as permitted under SFAS 106, “Employers Accounting for Postretirement Benefit Plans other than Pensions.” The impact of the federal subsidy associated with the hourly plan will not have a material impact on the Company’s financial position, cash flows or results of operations.

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

Critical Accounting Policies

We have prepared our financial statements in conformity with accounting principles generally accepted in the United States, and these statements necessarily include some amounts that are based on informed judgments and estimates of management. Our critical accounting policies are discussed in Note 2 of the notes to our consolidated financial statements included in our Annual Report on Form 10K. Since the date of our 2004 Form 10K, there have been no changes to our critical accounting policies or the methodologies and assumptions applied under them.

Operating Results

Conversion Revenue and Conversion Margin

There are two components to our pricing under industry standards for can sheet pricing. Shipments of can sheet accounted for a substantial portion of our Listerhill facility’s output in 2004 and in the first quarter of 2005. The first component of can sheet pricing is the market price for aluminum that we pass on to our customers, subject to an industry-wide ceiling price which did not affect first quarter pricing. Under this industry formula, the metal transfer price is changed twice annually, specifically on April 1 and again on October 1. The metal transfer price for the period April 1 through September 30 is determined based on the average published Midwest P1020 aluminum price for the immediately prior six month period ended the last day of February. Likewise, the metal transfer price for the period October 1 through the following March 31 is determined based on the average published Midwest P1020 aluminum price for the immediately prior six month period ended the last day of August. We reduce our exposure to aluminum price fluctuations by passing cost increases to customers through this indexed sales pricing mechanism and by fixing the cost of metal through forward contracts on the LME. Although the spread differential between prime metal and scrap cannot be cost effectively hedged in the financial markets, we minimize market price risk with respect to scrap aluminum we receive from our customers and reprocess at a fixed conversion spread.

The second component is a fixed conversion, or value added, price. The fixed conversion price is calculated annually using Alcoa’s list price as a basis and is the most significant factor influencing our profitability. Conversion pricing under our supply agreement is subject to renegotiation each year as well as at such times that our major competitors change their published conversion prices. Because of the importance of the conversion price to our operating results, we measure conversion margin to evaluate our performance. Conversion margin is determined as conversion revenue (sales less metal cost and the effect of LIFO) less conversion cost (cost of sales less metal costs). The following table is a reconciliation of these non-GAAP financial measures to their related GAAP basis measures.

	Three months ended March 31
	2005	2004
Sales	$221,561	$197,216
Less:
Metal costs	(155,558)	(134,494)
LIFO adjustment	—	(8,974)

Conversion revenue	$66,003	$71,696

Cost of sales	$215,461	$199,205
Less:
Metal costs	(155,558)	(134,494)

Conversion costs	$59,903	$64,711

Conversion revenue	$66,003	$71,696
Conversion costs	(59,903)	(64,711)

Conversion margin	$6,100	$6,985

Shipments (000s)	196,539	193,378
Conversion margin per pound shipped	$0310	$0361

Three months ended March 31, 2005 and 2004

Sales. Our sales increased from $197.2 million in the three months ended March 31, 2004 to $221.6 million in the comparable period in 2005, an increase of $24.4 million, or 12%. The increase was primarily a result of higher aluminum prices which contributed to a 24% increase in the metal component of our sales to can stock customers, our primary product. In the first quarter of 2005, sales of can stock represented a slightly less percentage of our total shipments from our Wise Alloys Listerhill facility (Alloys) versus the first quarter of 2004. While shipments of can stock decreased slightly, shipments including hot band, trailer roof and other Alloys products increased approximately 265% to 18.3 million pounds in the first quarter of 2005. Shipments at Wise Recycling to third parties increased approximately 25% to 23.8 million pounds for the quarter.

Cost of Sales. Cost of sales increased from $199.2 million in the three months ended March 31, 2004 to $215.5 million in the three months ended March 31, 2005, an increase of $16.3 million, or 8%. Metal costs, representing 68% and 72% of cost of sales in the first quarter of 2004 and 2005, respectively, increased from $134.5 million in 2004 to $155.6 million in 2005, an increase of $21.1 million or 16%. Conversion costs, which exclude metal, but include employment, energy, materials and other costs decreased from $64.7 million in the first quarter of 2004 to $59.9 million in 2005, a decrease of $4.8 million or 7%. Both conversion revenue and conversion costs decreased as a result of higher shipments of hot band and Recycling shipments combined with decreased can sheet shipments. Both hot band and Recycling shipments carry significantly lower conversion revenue and conversion costs on a per pound basis. Conversion costs as a percentage of conversion revenue increased from 90% in the first quarter of 2004 to 91% in 2005. Resulting conversion margin decreased from $7.0 million to $6.1 million, a decrease of $0.9 million or 13%. The reasons for this decrease are primarily increased conversion costs due to higher supplier costs of coatings for can sheet and higher natural gas prices, offset by cost savings achieved through increased productivity.

Selling, General and Administrative. Selling, general and administrative expenses increased from $2.5 million in the first quarter of 2004 to $2.7 million in the first quarter of 2005, an increase of $0.2 million or 8%.

Interest Expense and Fees. Interest expense and fees increased from $3.6 million in the first quarter of 2004 to $6.0 million in 2005 due to the higher interest rate from the long-term refinancing consisting of senior secured notes which closed on May 5, 2004 combined with higher outstanding amounts which increased from $254.2 million at March 31, 2004 to $270.3 million at March 31, 2005. The increase was due to higher working capital needs due to a major customer no longer paying on early terms and due to higher inventory amounts caused by higher metal prices.

Mark-to-Market for Contracts under SFAS No. 133. This income (expense) represents the non-cash gain (loss) we recognized pursuant to SFAS No. 133. The unrealized gains (losses) were primarily a result of forward contracts entered into to hedge the cost of natural gas and aluminum. The fair value decrease during the first quarter of 2005 was $3.6 million compared to an increase of $2.2 million during the first quarter of 2004.

Liquidity and Capital Resources

Our principal source of cash to fund liquidity needs is net cash provided by operating activities and availability under our revolving senior secured facility. We anticipate that our primary liquidity needs will be for debt service, working capital and capital expenditures. Our debt service costs increased as a result of the offering of the senior secured notes. We believe that cash generated from operations and available borrowings under our senior secured credit facility, as amended and restated, in connection with the offering of the senior secured notes, will be sufficient to enable us to meet our liquidity requirements in the foreseeable future. However, our liquidity could be hampered if aluminum prices were to substantially increase or if we incurred significant unexpected increases in necessary capital expenditures. Significant increases in volumes could also impact our liquidity. See “Risk Factors” included in our 2004 Annual Report Form 10K filed with the Securities and Exchange Commission for certain circumstances that could adversely affect our liquidity. In particular, a default under our senior secured credit facility or decreased sales or lower margins from our sales customers and other competitive factors could have a material adverse effect on our liquidity.

Three months ended March 31, 2005 and 2004.

Operating Activities. During the three months ended March 31, 2005, net cash used in operating activities was $17.8 million as compared to $22.6 million provided by operating activities during the three months ended March 31, 2004. Fluctuations in cash used in and provided by operating activities are subject to changing working capital requirements especially for accounts receivable and inventories. During the three months ended March 31, 2005, accounts receivables increased from $46.3 million at December 31, 2004 to $69.9 million at March 31, 2005, an increase of $23.6 million. This increase is a result of seasonality whereby shipments and corresponding accounts receivable are lower around the year-end holidays. In addition, payments by our customers are made at periodic times during the week and month, not everyday, nor exactly in 30 days, so the balance in receivables can fluctuate significantly at the end of a quarter depending on the timing of receiving payments.

Investing Activities. In the three months ended March 31, 2005, our capital expenditures were $4.0 million as compared to $1.6 million during the same period in 2004. The increase in capital expenditures in 2005 was based on a planned program to rebuild a furnace and install a Vortex™ melter to improve melt loss recovery in our reclamation process. Alternatively, in the first quarter of 2004 we were executing a plan to minimize discretionary spending while focusing on higher production levels to meet increasing can sheet demand. The 2005 capital plan calls for similar to slightly higher spending as the overall spending in 2004 but to be more evenly spaced throughout the year.

Financing Activities. Net cash provided by financing activities was $15.1 million in the three month period ended March 31, 2005 compared with $21.3 million used in financing activities in the first three months of 2004. Net cash provided by financing activities was related to increased borrowing from the revolving line of credit to fund increased working capital needs due primarily to higher aluminum prices and for capital expenditures.

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

Our aluminum commodity risk management policy is to hedge the aluminum price risk associated with these fixed price firm commitments. At March 31, 2005, these LME options and futures contracts covered approximately 97,575 metric tons with a fair value loss of approximately $0.5 million.

We do not enter into derivative contracts for speculative purposes.

Backlog of Customer Business

We maintain long-term supply agreements with our key customers in the aluminum can sheet market and we believe the general terms of our customer contracts are standard for the industry. These contracts are supply arrangements whereby specific quantities and product pricing are negotiated and agreed to on an annual basis under the terms of the multi-year master supply agreement.

Under the terms of our customer contracts, we use an industry standard for pricing the metal component of all aluminum can sheet sold. This standard is described above in “—Conversion Revenue and Conversion Margin.” Accordingly, at any given point of time, we effectively may have seven months of delivery priced under the master contract, the exact specifications and delivery locations to be specified as described below.

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

We earlier announced a five-percent can sheet conversion price increase to become effective April 1, 2005 as well as our intent to begin moving away from providing ceiling coverage, or price caps, on the metal transfer price offered to can sheet customers, beginning October 1, 2005. For the second and third quarters of 2005 the metal transfer price will be above the ceiling. Confidential discussions are ongoing and are continuing with customers on implementing these changes. Other can sheet suppliers have also made announcements regarding similar intentions. We can give no assurances as to the outcomes of these discussions.

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

There were no changes in the Company’s internal control over financial reporting during the quarterly period ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are a defendant from time to time in various legal actions arising in the normal course of business, the outcomes of which, in the opinion of management, neither individually nor in the aggregate are likely to result in a material adverse effect on our business, results of operations or financial condition.

We are defendants in an action brought by Merrill Lynch, Pierce, Fenner & Smith Incorporated pending in the New York Supreme Court, County of New York. In this action, Merrill Lynch seeks $931,893 for out-of-pocket costs and expenses allegedly incurred pursuant to a letter agreement between Wise Metals and Merrill Lynch dated January 31, 2002, in which Merrill Lynch alleges that Wise Metals agreed to reimburse Merrill Lynch for such costs and expenses. We have hired counsel and intend to vigorously contest this law suit and believe we have meritorious defenses. We have filed an answer to the complaint denying the material allegations and alleging several affirmative defenses and counterclaims including fraud and breach of fiduciary duty. These counterclaims exceed in amount the sum sought by Merrill Lynch. Merrill Lynch moved to dismiss the Wise Metals’ counterclaims of fraud and was awarded that dismissal which has been appealed by Wise Metals. The counterclaims of breach of fiduciary duty, however, have not been heard.

ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

(a) Exhibits

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WISE METALS GROUP LLC

Dated: May 16, 2005	/s/ David D’Addario
David D’Addario
Chairman and Chief Executive Officer

/s/ Danny Mendelson
Danny Mendelson
Executive Vice President, Chief Financial Officer and Secretary