Form 10-Q
period 2005-06-30
Wise Metals Group LLC
filed 2005-08-15
CIK 1297014

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarter Ended June 30, 2005

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Wise Metals Group LLC

Condensed Consolidated Balance Sheets

(In thousands)

	June 30, 2005	December 31, 2004
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$686	$7,669
Restricted cash	1,248	250
Accounts receivable, less allowance	75,514	46,336
Inventories	172,396	175,809
Other current assets	11,540	9,601

Total current assets	261,384	239,665
Non-current assets:
Property and equipment, net	86,261	85,375
Other assets	9,514	9,147
Goodwill	283	283

Total non-current assets	96,058	94,805

Total assets	$357,442	$334,470

Liabilities and members’ deficit:
Current liabilities:
Accounts payable	$65,420	$57,855
Borrowing under revolving credit facility	119,043	101,675
Current portion of long-term debt	1,508	1,529
Accrued expenses, payroll and other	23,969	22,739

Total current liabilities	209,940	183,798

Non-current liabilities:
Senior secured notes	150,000	150,000
Term loans, less current portion	930	1,040
Other liabilities	10,986	12,397

Total non-current liabilities	161,916	163,437
Members’ deficit:	(14,414)	(12,765)

Total liabilities and members’ deficit	$357,442	$334,470

See accompanying notes.

Wise Metals Group LLC

Condensed Consolidated Statements of Operations

(In Thousands)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Sales	$231,154	$197,953	$452,715	$395,169
Cost of sales	221,215	188,113	436,676	387,318

Gross margin	9,939	9,840	16,039	7,851
Operating expenses:
Selling, general, and administrative	3,122	2,615	5,818	5,116

Operating income	6,817	7,225	10,221	2,735

Other income (expense):
Early extinguishment of debt	—	(7,455)	—	(7,455)
Interest expense and fees, net	(6,249)	(3,985)	(12,268)	(7,555)
Unrealized gain (loss) on derivative instruments	4,923	(6,278)	1,304	(4,030)

Net income (loss)	$5,491	$(10,493)	$(743)	$(16,305)

See accompanying notes.

Wise Metals Group LLC

Condensed Consolidated Statements of Cash Flows

(In Thousands)

(Unaudited)

	Six months ended June 30,
	2005	2004
Cash flows from operating activities
Net loss	$(743)	$(16,305)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,610	6,580
Amortization of deferred financing fees	598	4,319
LIFO provision	—	8,974
Loss on extinguishment of debt	—	7,455
Unrealized (gains) losses on derivatives	(1,304)	4,030
Changes in operating assets and liabilities:
Restricted cash	(998)	(839)
Accounts receivable	(29,178)	(47,746)
Inventories	3,413	7,848
Other current assets	(1,106)	(1,973)
Accounts payable	7,565	18,558
Accrued expenses, payroll and other	(675)	89

Net cash used in operating activities	(15,818)	(9,010)

Cash flows from investing activities
Purchase of equipment	(7,496)	(3,412)

Net cash used in investing activities	(7,496)	(3,412)

Cash flows from financing activities
Net issuance (repayment) of short-term borrowings	17,347	(53,149)
Proceeds of senior secured notes offering, net of fees paid	—	141,816
Repayment of term debt	—	(22,500)
Repayment of subordinated debt	—	(35,687)
Prepayment fee on subordinated debt	—	(3,500)
Repayment of term debt	(110)	(231)
Purchase of members’ equity	(906)	(14,113)

Net cash provided by financing activities	16,331	12,636

Net (decrease) increase in cash and cash equivalents	(6,983)	214
Cash and cash equivalents at beginning of period	7,669	903

Cash and cash equivalents at end of period	$686	$1,117

See accompanying notes.

Wise Metals Group LLC

Notes to Condensed Consolidated Financial Statements

June 30, 2005

(Unaudited)

(Dollars in thousands)

1. Organization

Wise Metals Group LLC is a holding company formed for the purpose of managing the operations of Wise Alloys LLC and Wise Recycling LLC (collectively, the Company). Wise Alloys LLC (Alloys) principally manufactures and sells aluminum can sheet to aluminum can producers and also serves the transportation and building and construction markets. Wise Recycling LLC (Recycling) is engaged in the recycling and sale of scrap aluminum and other non-ferrous metals.

2. Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements are presented in accordance with generally accepted accounting principles for interim financial information and with the requirements of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the disclosures normally required by accounting principles generally accepted in the United States of America for complete financial statements. The condensed consolidated financial statements have been prepared in accordance with the Company’s customary accounting practices and, in the opinion of management, all adjustments necessary to fairly present the financial position, results of operations and cash flows for the reported interim periods have been made and were of a normal recurring nature. Operating results for the six month period ended June 30, 2005, are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. The accompanying condensed consolidated financial statements include the accounts of Wise Metals Group LLC and its subsidiaries. Intercompany transactions have been eliminated in consolidation.

Derivatives and Hedging Activity

The Company has entered into long-term contracts to supply can sheet to its largest customers. To reduce the risk of changing prices for purchases and sales of metal, including firm commitments under these supply contracts, the Company uses commodity futures and option contracts. In addition, the Company uses natural gas futures and option contracts as well as interest rate caps.

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

A summary of the fair value of the Company’s derivative instruments is as follows:

Description of Derivative Instrument	Fair value at June 30, 2005	Fair value at December 31, 2004
Aluminum futures and options	$5,148	$4,745
Natural gas futures and options	146	(755)

	$5,294	$3,990

2. Significant Accounting Policies (continued)

Unrealized gain (loss) amounts recorded were as follows:

	Three months ended June 30		Six months ended June 30
Description of Derivative Instrument	2005	2004	2005	2004
Aluminum futures and options	$5,662	$(5,742)	$404	$(3,531)
Natural gas futures and options	(739)	(531)	900	(489)
Interest rate caps	—	(5)	—	(10)

	$4,923	$(6,278)	$1,304	$(4,030)

In connection with the Company’s futures activity, the Company maintains lines of credit with brokers to cover unrealized losses on futures contracts and uses options to manage price exposure with respect to firm commitments to purchase or sell aluminum.

Inventories

Inventories consisted of the following:

	June 30 2005	December 31 2004
Manufacturing inventories:
Raw materials	$57,428	$71,867
Work in progress	62,261	55,623
Finished goods	81,528	77,458
LIFO reserve	(47,222)	(47,222)

Total manufacturing inventories	153,995	157,726
Supplies inventory	18,401	18,083

Total inventories	$172,396	$175,809

An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations must necessarily be based on management’s estimates of expected year-end inventory levels and costs dependent upon prevailing aluminum costs and other factors which are beyond management’s control.

3. Financing Arrangements

Debt consists of the following at:

	June 30 2005	December 31 2004
Revolving and secured credit facility	$119,043	$101,675
Senior secured 10.25% notes due 2012	150,000	150,000
Other notes payable	2,438	2,569

	271,481	254,244
Less current portion	(120,551)	(103,204)

	$150,930	$151,040

Effective May 5, 2004, the Company issued $150 million of 10.25% senior secured notes due 2012. In conjunction with issuing the notes, the Company, on the same date, amended and restated its secured credit facility reducing the revolving line of credit from $130 million to $75 million. On November 10, 2004, the secured credit facility was further amended and restated to increase the revolving line of credit to $125 million.

Total financing costs associated with the issuance of the $150 million 10.25% senior secured notes were $8,184 and are included on the balance sheet as other long term assets.

3. Financing Arrangements (continued)

As a result of amending and restating the secured credit facility in May 2004, the interest rate on the revolving line of credit was reduced from a variable rate of prime plus a range of .75% to 1.50% or LIBOR plus a range of 2.75% to 3.50% to a variable rate of prime plus a range of 0% to 0.50% or LIBOR plus a range of 2.25% to 2.75%.

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

The 2005 and 2004 amounts shown below reflect the defined benefit pension and other postretirement benefit expense for the three and six month periods ended June 30 for each year:

	Three months ended June 30				Six months ended June 30
	Pension Benefits		Other Post Retirement Benefits		Pension Benefits		Other Post Retirement Benefits
	2005	2004	2005	2004	2005	2004	2005	2004
Service cost	$277	$267	$348	$370	$554	$534	$696	$740
Interest cost	194	164	115	100	388	328	230	200
Expected return on plan assets	(134)	(103)	—	—	(268)	(206)	—	—
Amortization of prior service cost	9	9	—	—	18	18	—	—
Net gain recognition	—	—	(6)	(2)	—	—	(12)	(4)

Net periodic benefit cost	$346	$337	$457	$468	$692	$674	$914	$936

On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) was signed into law which introduced a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. In May 2004, the FASB issued Staff Position (“FSP”) No. FAS 106-2, which provides accounting guidance to sponsors of postretirement health care plans that are impacted by the Act. The FSP is effective for interim or annual periods beginning after June 15, 2004. Detailed regulations necessary to implement the Act had not been finalized as of December 31, 2004, and therefore at that time, the Company had not yet determined if the drug benefit offered to retirees would qualify for the federal subsidy under Medicare Part D. As a result at December 31, 2004, the accrued benefit obligation and net periodic postretirement costs did not reflect the effects of the Act.

4. Pension and Post Retirement Benefits (continued)

Detailed regulations necessary to implement the Act were finalized during the first quarter of 2005. The Company has determined that the drug benefit offered to its hourly retirees will qualify for the federal subsidy under Medicare Part D, while the drug benefit offered to its salaried retirees will not qualify for the federal subsidy. The resulting effect of the federal subsidy on the hourly plan is not significant and therefore, as of June 30, 2005, the accrued benefit obligation and net periodic postretirement costs do not reflect the effects of the Act. The effects of the Act will be recognized by the Company in the accumulated benefit obligation of the hourly plan at its next plan measurement date during the fourth quarter of 2005 as permitted under SFAS 106, “Employers Accounting for Postretirement Benefit Plans other than Pensions.” The impact of the federal subsidy associated with the hourly plan will not have a material impact on the Company’s financial position, cash flows or results of operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are the third largest producer of aluminum beverage can sheet in the world and one of the largest aluminum scrap recyclers in the United States. Beverage can sheet is aluminum sheet specifically designed and engineered for the production of aluminum beverage cans. We estimate that in 2003 and 2004, respectively, we supplied approximately 13% and 14% of the North American market for aluminum can sheet as measured by volume and own one of only five beverage can sheet facilities in North America, providing valuable capacity to meet volume demands in a consolidated industry. We further estimate that our market share for 2005 has remained at approximately 14%, while also increasing our market presence in the common alloy markets.

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

Critical Accounting Policies

We have prepared our financial statements in conformity with accounting principles generally accepted in the United States. These statements include some amounts that are based on informed judgments and estimates of management. Our critical accounting policies are discussed in Note 2 of the notes to our consolidated financial statements included in our Annual Report on Form 10-K. Since the date of our 2004 Form 10-K, there have been no changes to our critical accounting policies or the methodologies and assumptions applied under them.

Operating Results

Conversion Revenue and Conversion Margin

There are two components to our pricing under industry standards for can sheet pricing. Shipments of can sheet accounted for a substantial portion of our Listerhill facility’s output in 2004 and in the first two quarters of 2005. The first component of can sheet pricing is the market price for aluminum that we pass on to our customers, subject to an industry-wide ceiling price which did not affect first quarter pricing, but did impact second quarter pricing. Under this industry formula, the metal transfer price is changed twice annually, on April 1 and on October 1. The metal transfer price for the period April 1 through September 30 is determined based on the average published Midwest P1020 aluminum price for the preceding six-month period ended the last day of February. Likewise, the metal transfer price for the period October 1 through the following March 31 is determined based on the average published Midwest P1020 aluminum price for the immediately prior six month period ended the last day of August. We reduce our exposure to aluminum price fluctuations by passing cost increases to customers through this indexed sales pricing mechanism and by fixing the cost of metal through forward contracts on the London Metals Exchange (LME). Although the spread differential between prime metal and scrap cannot be cost effectively hedged in the financial markets, we minimize market price risk with respect to scrap aluminum we receive from our customers and reprocess at a fixed conversion spread.

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

	Three months ended June 30		Six months ended June 30
	2005	2004	2005	2004
Sales	$231,154	$197,953	$452,715	$395,169
Less:
Metal costs	(159,090)	(136,217)	(314,648)	(270,711)
LIFO adjustment	—	—	—	8,974

Conversion revenue	$72,064	$61,736	$138,067	$133,432

Cost of sales	$221,215	$188,113	$436,676	$387,318
Less:
Metal costs	(159,090)	(136,217)	(314,648)	(270,711)

Conversion costs	$62,125	$51,896	$122,028	$116,607

Conversion revenue	$72,064	$61,736	$138,067	$133,432
Conversion costs	(62,125)	(51,896)	(122,028)	(116,607)

Conversion margin	$9,939	$9,840	$16,039	$16,825

Shipments (000s)	199,406	185,448	395,945	378,826
Conversion margin per pound shipped	$.0498	$.0531	$.0405	$.0444

Three months ended June 30, 2005 and 2004

Sales. Our sales increased from $198.0 million in the three months ended June 30, 2004, to $231.2 million in the comparable period in 2005, an increase of $33.2 million, or 17%. The increase was primarily a result of higher aluminum prices which contributed to a 15% increase in the metal component of our sales under the industry-standard six-month lag formula to can sheet customers, our primary product. Also contributing to the increase were higher can sheet conversion prices implemented April 1, 2005. In the second quarter of 2005, sales of can sheet represented a slightly lower percentage of our total shipments from our Wise Alloys Listerhill facility (Alloys) versus the second quarter of 2004. While shipments of can sheet decreased by less than 1%, shipments including hot band, trailer roof and other common alloys products increased approximately 120% in the second quarter of 2005. Shipments by Wise Recycling to third parties increased approximately 23% for the quarter.

Cost of Sales. Cost of sales increased from $188.1 million in the three months ended June 30, 2004, to $221.2 million in the three months ended June 30, 2005, an increase of $33.1 million, or 18%. Metal costs, representing 72% of cost of sales in both the second quarter of 2004 and 2005, increased from $136.2 million in 2004 to $159.1 million in 2005, an increase of $22.9 million or 17%. Conversion costs, which exclude metal, but include employment, energy, materials and other costs increased from $51.9 million in the second quarter of 2004 to $62.1 million in 2005, an increase of $10.2 million or 20%. Both conversion revenue and conversion costs increased as a result of higher shipments of hot band, common alloy products and Recycling shipments combined with stable can sheet shipments. Both hot band and Recycling shipments carry significantly lower conversion revenue and conversion costs on a per pound basis. Also contributing to higher conversion revenue were higher can sheet conversion prices implemented April 1, 2005. Conversion costs as a percentage of conversion revenue increased from 84% in the second quarter of 2004 to 86% in 2005. Resulting conversion margin decreased from $9.9 million to $9.8 million, a decrease of $0.1 million or 1%. The reasons for this slight decrease are primarily increased conversion costs due to higher supplier costs of coatings for can sheet and higher natural gas prices, mostly offset by cost savings achieved through increased productivity and conversion price increases.

Selling, General and Administrative. Selling, general and administrative expenses increased from $2.6 million in the second quarter of 2004 to $3.1 million in the second quarter of 2005, an increase of $0.5 million or 19% primarily due to higher legal and accounting expenses.

Interest Expense and Fees. Interest expense and fees increased from $4.0 million in the second quarter of 2004 to $6.2 million in 2005 due to the higher interest rate on our senior secured notes which closed on May 5, 2004, compared to the prior year’s short term financing costs, combined with higher outstanding amounts on our line of credit which increased from $61.2 million at June 30, 2004, to $119.0 million at June 30, 2005. The increase was due to higher working capital needs caused by higher metal prices.

Mark-to-Market for Contracts under SFAS No. 133. This income (expense) represents the non-cash gain (loss) we recognized pursuant to SFAS No. 133. The unrealized gains (losses) were primarily a result of forward contracts entered into to hedge the cost of natural gas and aluminum. The fair value increase during the second quarter of 2005 was $4.9 million compared to a decrease of $6.3 million during the second quarter of 2004.

Six months ended June 30, 2005 and 2004

Sales. Our sales increased from $395.2 million in the six months ended June 30, 2004, to $452.7 million in the comparable period in 2005, an increase of $57.5 million, or 15%. The increase was primarily a result of higher aluminum prices which contributed to an average 19% increase in the metal component of our sales under the industry-standard six-month lag formula to can sheet customers, our primary product. Also contributing to the increase were higher can sheet conversion prices implemented April 1, 2005. Shipments for the six months ended June 30, 2005, by Wise Recycling were approximately 24% higher than the six months ended June 30, 2004.

Cost of Sales. Cost of sales increased from $387.3 million in the six months ended June 30, 2004, to $436.7 million in the six months ended June 30, 2005, an increase of $49.4 million, or 13%. Metal costs, representing 70% and 72% of cost of sales in the six months ended June 30, 2004, and 2005, respectively, increased from $270.7 million in 2004 to $314.6 million in 2005, an increase of $43.9 million or 16%. Conversion costs, which exclude metal, but include employment, energy, materials and other costs increased from $116.6 million in the six months ended June 30, 2004, to $122.0 million in the six months ended June 30, 2005, an increase of $5.4 million or 5%. Both conversion revenue and conversion costs increased as a result of higher shipments of hot band, common alloy products and Recycling shipments combined with stable can sheet shipments. Conversion costs as a percentage of conversion revenue increased from 87% in the six months ended June 30, 2004, to 88% in 2005. Resulting conversion margin decreased from $16.8 million to $16.7 million. The reasons for this slight decrease are primarily increased conversion costs due to higher supplier costs of coatings for can sheet and higher natural gas prices, mostly offset by cost savings achieved through increased productivity and conversion price increases.

Selling, General and Administrative. Selling, general and administrative expenses increased from $5.1 million in the six months ended June 30, 2004, to $5.8 million in the six months ended June 30, 2005, an increase of $0.7 million or 14% primarily due to higher legal and accounting expenses.

Interest Expense and Fees. Interest expense and fees increased from $7.6 million in the six months ended June 30, 2004, to $12.3 million in 2005 due to the higher interest rate on our senior secured notes which closed on May 5, 2004, compared to the prior year’s short term financing costs, combined with higher outstanding amounts on our line of credit which increased from $61.2 million at June 30, 2004, to $119.0 million at June 30, 2005. The increase was due to higher working capital needs caused by higher metal prices.

Mark-to-Market for Contracts under SFAS No. 133. This income (expense) represents the non-cash gain (loss) we recognized pursuant to SFAS No. 133. The unrealized gains (losses) were primarily a result of forward contracts entered into to hedge the cost of natural gas and aluminum. The fair value increase during the six months ended June 30, 2005, was $1.3 million compared to a decrease of $4.0 million during the six months ended June 30, 2004.

Liquidity and Capital Resources

Our principal sources of cash to fund liquidity needs is net cash provided by operating activities and availability under our revolving senior secured facility. We anticipate that our primary liquidity needs will be for debt service, working capital and capital expenditures. Our debt service costs increased as a result of the offering of the senior secured notes. We believe that cash generated from operations and available borrowings under our senior secured credit facility, as amended and restated, in connection with the offering of the senior secured notes, will be sufficient to enable us to meet our liquidity requirements in the foreseeable future.

As of June 30, 2005, the outstanding balance on our revolving line of credit was $119.0 million. In addition, we had approximately $3.0 million of outstanding letters of credit against our $125 million revolving credit line. Due to seasonality, whereby the second quarter reflects higher shipment levels in advance of the summer season for beverage consumption, our working capital needs tend to be the greatest, especially for accounts receivable. Accordingly, during the third quarter of 2005, we expect to reduce working capital needs for receivables as payments for the higher second quarter sales are received. In addition, our seasonal and overall planned inventory reduction program will continue. Although no assurances can be made, this working capital reduction should result in a lower outstanding balance under the revolving line of credit in the third quarter.

Furthermore, we are in current discussions with our revolving line of credit banks to provide for an increase to our available revolving line of credit. We are also able to enter into lease transactions and sale-leaseback transactions up to $20 million that also would result in reducing our outstanding balance under the revolving credit line.

However, our liquidity could be hampered if aluminum prices were to substantially increase or if we incurred significant unexpected increases in necessary capital expenditures. Significant increases in volumes could also impact our liquidity. See “Risk Factors” included in our 2004 Annual Report Form 10-K filed with the Securities and Exchange Commission for certain circumstances that could adversely affect our liquidity. In particular, a default under our senior secured credit facility or decreased sales or lower margins from our sales customers and other competitive factors could have a material adverse effect on our liquidity.

Six months ended June 30, 2005 and 2004.

Operating Activities. During the six months ended June 30, 2005, net cash used in operating activities was $15.8 million as compared to $9.0 million during the six months ended June 30, 2004. Fluctuations in cash used in and provided by operating activities are subject to changing working capital requirements especially for accounts receivable and inventories. During the six months ended June 30, 2005, accounts receivable increased from $46.3 million at December 31, 2004, to $75.5 million at June 30, 2005, representing an increase of $29.2 million. This increase is a result of seasonality whereby shipments and corresponding accounts receivable are lower around the year-end holidays. In addition, payments by our customers are made at periodic times during the week and month, not everyday, nor exactly in 30 days, so the balance in receivables can fluctuate significantly at the end of a quarter depending on the timing of cash receipts.

Investing Activities. In the six months ended June 30, 2005, our capital expenditures were $7.5 million as compared to $3.4 million during the same period in 2004. The increase in capital expenditures is due to our 2004 plan to minimize discretionary spending while focusing on higher production levels to meet an increased level of can sheet demand as we expanded our can sheet customer base. The 2005 capital plan calls for similar to slightly higher spending as the overall spending in 2004, however, these expenditures will be more evenly spaced throughout the year.

Financing Activities. Net cash provided by financing activities was $16.3 million in the six months ended June 30, 2005, compared with $12.6 million in the first six months of 2004. Net cash provided by financing activities was related to increased borrowing from the revolving line of credit to fund increased working capital needs due primarily to higher aluminum prices and capital expenditures.

Quantitative and Qualitative Disclosures About Market Risk

Cost of Aluminum. As a condition of sale for a substantial majority of our sales, our customers require us to enter into short and long-term fixed price commitments. Under these agreements, the pricing terms of the aluminum component can be based on “band” pricing which contains an industry standard six-month lag formula and may contain an upper and lower limit, a fixed price or an upper limit only. Accordingly, the price of the aluminum component can be set as much as six months or more prior to the actual sale date, leaving us exposed to the risk of fluctuating aluminum prices between the time the price on the order is determined and the time that the order is fulfilled.

Our aluminum commodity risk management policy is to hedge the aluminum price risk associated with these fixed-price firm commitments. At June 30, 2005, these LME options and futures contracts covered approximately 62,900 metric tons with an unrealized fair value gain of approximately $5.1 million.

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

Under the terms of our customer contracts, we use an industry standard for pricing the metal component of all aluminum can sheet sold. This standard is described above in “—Conversion Revenue and Conversion Margin.” Accordingly, at any given point of time, we may have seven months of delivery priced under the master contract, the exact specifications and delivery locations to be specified as described below.

We receive orders from our customers which provide detailed specifications as to metal characteristics and specific plant location. Although all orders are placed pursuant to the contract, quantities and specifications will vary by plant and more specifically by production line within the plant. These orders are generally provided with a two to three month lead time. The majority of all orders, specifically can sheet orders, that are processed by Alloys are made to a specific customer order. Due to seasonal considerations, the first and second quarters are generally the highest sales volume for Alloys.

We earlier announced a five-percent can sheet conversion price increase effective April 1, 2005, as well as our intent to begin moving away from providing ceiling coverage, or price caps, on the metal transfer price offered to can sheet customers, beginning October 1, 2005. For the second and third quarters of 2005 the metal transfer price has been and will be above the ceiling. Confidential discussions are ongoing and are continuing with customers on implementing these and other changes, including multi-year contract extensions. We can give no assurances as to the outcomes of these discussions. Other can sheet suppliers have also made announcements regarding similar intentions.

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

There were no changes in the Company’s internal control over financial reporting during the quarterly period ended June 30, 2005, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are a defendant from time to time in various legal actions arising in the normal course of business, the outcomes of which, in the opinion of management, neither individually nor in the aggregate are likely to result in a material adverse effect on our business, results of operations or financial condition.

We are defendants in an action brought by Merrill Lynch, Pierce, Fenner & Smith Incorporated pending in the New York Supreme Court, County of New York. In this action, Merrill Lynch seeks $931,893 for out-of-pocket costs and expenses allegedly incurred pursuant to a letter agreement between Wise Metals and Merrill Lynch dated January 31, 2002, in which Merrill Lynch alleges that Wise Metals agreed to reimburse Merrill Lynch for such costs and expenses. We have hired counsel and intend to vigorously contest this law suit and believe we have meritorious defenses. We have filed an answer to the complaint denying the material allegations and alleging several affirmative defenses and counterclaims including fraud and breach of fiduciary duty. These counterclaims exceed in amount the sum sought by Merrill Lynch. Merrill Lynch moved to dismiss the Wise Metals’ counterclaims of fraud and was awarded that dismissal. This was then later overturned in favor of Wise Metals as a result of an appeal filed by Wise Metals to reinstate the counterclaims of fraud. The counterclaims of breach of fiduciary duty have not as of yet been heard. Discovery proceedings are continuing.

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

WISE METALS GROUP LLC

Dated: August 15, 2005	/s/ David D’Addario
David D’Addario
Chairman and Chief Executive Officer

/s/ Danny Mendelson
Danny Mendelson
Executive Vice President, Chief Financial Officer and Secretary