Form 10-Q
period 2005-09-30
Wise Metals Group LLC
filed 2005-11-14
CIK 1297014

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarter Ended September 30, 2005

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

Act of 1934).    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Wise Metals Group LLC

Condensed Consolidated Balance Sheets

(In thousands)

	September 30, 2005	December 31, 2004
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$9,946	$7,669
Restricted cash	1,537	250
Accounts receivable, less allowance	54,915	46,336
Inventories	152,008	175,809
Other current assets	10,317	9,601

Total current assets	228,723	239,665
Non-current assets:
Property and equipment, net	86,010	85,375
Other assets	10,123	9,147
Goodwill	283	283

Total non-current assets	96,416	94,805

Total assets	$325,139	$334,470

Liabilities and members’ deficit:
Current liabilities:
Accounts payable	$49,224	$57,855
Borrowing under revolving credit facility	112,587	101,675
Current portion of long-term debt	1,493	1,529
Accrued expenses, payroll and other	24,453	22,739

Total current liabilities	187,757	183,798
Non-current liabilities:
Senior secured notes	150,000	150,000
Term loans, less current portion	878	1,040
Other liabilities	11,383	12,397

Total non-current liabilities	162,261	163,437
Members’ deficit:	(24,879)	(12,765)

Total liabilities and members’ deficit	$325,139	$334,470

See accompanying notes.

Wise Metals Group LLC

Condensed Consolidated Statements of Operations

(In Thousands)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Sales	$203,663	$192,140	$656,378	$587,309
Cost of sales	205,307	185,548	641,983	572,866

Gross (deficit) margin	(1,644)	6,592	14,395	14,443
Operating expenses:
Selling, general, and administrative	2,609	3,500	8,427	8,616

Operating (loss) income	(4,253)	3,092	5,968	5,827
Other income (expense):
Early extinguishment of debt	—	—	—	(7,455)
Interest expense and fees, net	(6,386)	(4,997)	(18,654)	(12,552)
Unrealized gain (loss) on derivative instruments	174	1,906	1,478	(2,124)

Net (loss) income	$(10,465)	$1	$(11,208)	$(16,304)

See accompanying notes.

Wise Metals Group LLC

Condensed Consolidated Statements of Cash Flows

(In Thousands)

(Unaudited)

	Nine months ended September 30,
	2005	2004
Cash flows from operating activities

Net loss	$(11,208)	$(16,304)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	10,012	9,930
Amortization of deferred financing fees	892	4,579
LIFO provision	—	8,974
Unrealized (gains) losses on derivatives	(1,478)	2,124
Changes in operating assets and liabilities:
Restricted cash	(1,287)	(5,860)
Accounts receivable	(8,579)	(20,738)
Inventories	23,801	(11,863)
Other current assets	(823)	(1,489)
Accounts payable	(8,631)	12,202
Accrued expenses, payroll and other	417	5,040

Net cash provided by (used in) operating activities	3,116	(13,405)

Cash flows from investing activities
Purchase of equipment	(10,647)	(5,936)

Net cash used in investing activities	(10,647)	(5,936)

Cash flows from financing activities
Net issuance (repayment) of short-term borrowings	10,876	(49,914)
Proceeds of senior secured notes offering, net of fees paid	—	141,816
Repayment of term debt	—	(22,500)
Repayment of subordinated debt	—	(35,687)
Payments on long-term obligations	(162)	(346)
Purchase of members’ equity	(906)	(14,113)

Net cash provided by financing activities	9,808	19,256

Net increase (decrease) in cash and cash equivalents	2,277	(85)
Cash and cash equivalents at beginning of period	7,669	903

Cash and cash equivalents at end of period	$9,946	$818

See accompanying notes.

Wise Metals Group LLC

Notes to Condensed Consolidated Financial Statements

September 30, 2005

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

2. Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements are presented in accordance with generally accepted accounting principles for interim financial information and with the requirements of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the disclosures normally required by accounting principles generally accepted in the United States of America for complete financial statements. The condensed consolidated financial statements have been prepared in accordance with the Company’s customary accounting practices and, in the opinion of management, all adjustments necessary to fairly present the financial position, results of operations and cash flows for the reported interim periods have been made and were of a normal recurring nature. Operating results for the nine month period ended September 30, 2005, are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. The accompanying condensed consolidated financial statements include the accounts of Wise Metals Group LLC and its subsidiaries. Intercompany transactions have been eliminated in consolidation.

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

The Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activity requires companies to recognize all derivative instruments as either assets or liabilities on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through the statement of operations. The Company has elected to not designate any of its derivative instruments as hedges.

In determining fair value, the Company uses market quotes for contracts of similar maturity. The market quotes for the aluminum futures and options are adjusted for premiums/discounts for various product grades, locations, and the closing times for various terminal markets.

A summary of the fair value of the Company’s derivative instruments is as follows:

Description of Derivative Instrument	Fair value at September 30, 2005	Fair value at December 31, 2004
Aluminum futures and options	$5,295	$4,745
Natural gas futures and options	171	(755)

	$5,466	$3,990

2. Significant Accounting Policies (continued)

Unrealized gain (loss) amounts recorded were as follows:

	Three months ended September 30		Nine months ended September 30
Description of Derivative Instrument	2005	2004	2005	2004
Aluminum futures and options	$148	$628	$552	$(2,903)
Natural gas futures and options	26	1,283	926	794
Interest rate caps	—	(5)	—	(15)

	$174	$1,906	$1,478	$(2,124)

In connection with the Company’s futures activity, the Company maintains lines of credit with brokers to cover unrealized losses on futures contracts and uses options to manage price exposure with respect to firm commitments to purchase or sell aluminum.

Inventories

Inventories consisted of the following:

	September 30 2005	December 31 2004
Manufacturing inventories:
Raw materials	$54,120	$71,867
Work in progress	53,737	55,623
Finished goods	73,222	77,458
LIFO reserve	(47,222)	(47,222)

Total manufacturing inventories	133,857	157,726
Supplies inventory	18,151	18,083

Total inventories	$152,008	$175,809

An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations must necessarily be based on management’s estimates of expected year-end inventory levels and costs dependent upon prevailing aluminum costs and other factors which are beyond management’s control.

3. Financing Arrangements

Debt consists of the following at:

	September 30 2005	December 31 2004
Revolving and secured credit facility	$112,587	$101,675
Senior secured 10.25% notes due 2012	150,000	150,000
Other notes payable	2,371	2,569

	264,958	254,244
Less current portion	(114,080)	(103,204)

	$150,878	$151,040

Effective May 5, 2004, the Company issued $150 million of 10.25% senior secured notes due 2012. In conjunction with issuing the notes, the Company, on the same date, amended and restated its secured credit facility reducing the revolving line of credit from $130 million to $75 million. On November 10, 2004, the secured credit facility was further amended and restated to increase the revolving line of credit to $125 million. Subsequent to the quarter-end and on October 31, 2005, the revolving line of credit was amended and further increased to $150 million.

3. Financing Arrangements (continued)

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

The 2005 and 2004 amounts shown below reflect the defined benefit pension and other postretirement benefit expense for the three and nine month periods ended September 30 for each year:

	Three months ended September 30				Nine months ended September 30
	Pension Benefits		Other Post Retirement Benefits		Pension Benefits		Other Post Retirement Benefits
	2005	2004	2005	2004	2005	2004	2005	2004
Service cost	$277	$267	$348	$370	$831	$801	$1,044	$1,110
Interest cost	194	164	115	100	582	492	345	300
Expected return on plan assets	(134)	(103)	—	—	(402)	(309)	—	—
Amortization of prior service cost	9	9	—	—	27	27	—	—
Net gain recognition	—	—	(6)	(2)	—	—	(18)	(6)

Net periodic benefit cost	$346	$337	$457	$468	$1,038	$1,011	$1,371	$1,404

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

4. Pension and Post Retirement Benefits (continued)

Detailed regulations necessary to implement the Act were finalized during the first quarter of 2005. The Company has determined that the drug benefit offered to its hourly retirees will qualify for the federal subsidy under Medicare Part D, while the drug benefit offered to its salaried retirees will not qualify for the federal subsidy. The resulting effect of the federal subsidy on the hourly plan is not significant and therefore, as of September 30, 2005, the accrued benefit obligation and net periodic postretirement costs do not reflect the effects of the Act. The effects of the Act will be recognized by the Company in the accumulated benefit obligation of the hourly plan at its next plan measurement date during the fourth quarter of 2005 as permitted under SFAS 106, “Employers Accounting for Postretirement Benefit Plans other than Pensions.” The impact of the federal subsidy associated with the hourly plan will not have a material impact on the Company’s financial position, cash flows or results of operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are the third largest producer of aluminum beverage can sheet in the world and one of the largest aluminum scrap recyclers in the United States. Beverage can sheet is aluminum sheet specifically designed and engineered for the production of aluminum beverage cans. We estimate that in 2003 and 2004, respectively, we supplied approximately 13% and 14% of the North American market for aluminum can sheet as measured by volume and own one of only five beverage can sheet facilities in North America, providing valuable capacity to meet volume demands in a consolidated industry. We further estimate that our market share for 2005 has remained consistent, while also increasing our market presence in the common alloy markets.

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

Operating Results

Conversion Revenue and Conversion Margin

There are two components to our pricing under industry standards for can sheet pricing. Shipments of can sheet accounted for a substantial portion of our Listerhill facility’s output in 2004 and in the first three quarters of 2005. The first component of can sheet pricing is the market price for aluminum that we pass on to our customers, subject to an industry-wide ceiling price which did not affect first quarter pricing, but did impact second and third quarter pricing. The ceiling price will also affect fourth quarter pricing, however, the ceiling is not expected to impact first quarter 2006 pricing. The remainder of 2006 may be impacted by the ceiling on existing contracts depending upon resulting market conditions. Under this industry formula, the metal transfer price is changed twice annually, on April 1 and on October 1. The metal transfer price for the period April 1 through September 30 is determined based on the average published Midwest P1020 aluminum price for the preceding six-month period ended the last day of February. Likewise, the metal transfer price for the period October 1 through the following March 31 is determined based on the average published Midwest P1020 aluminum price for the immediately prior six month period ended the last day of August. We reduce our exposure to aluminum price fluctuations by passing cost increases to customers through this indexed sales pricing mechanism and by fixing the cost of metal through forward contracts on the London Metals Exchange (LME). Although the spread differential between prime metal and scrap cannot be cost effectively hedged in the financial markets, we minimize market price risk with respect to scrap aluminum we receive from our customers and reprocess at a fixed conversion spread.

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

	Three months ended September 30		Nine months ended September 30
	2005	2004	2005	2004
Sales	$203,663	$192,140	$656,378	$587,309
Less:
Metal costs	(141,595)	(134,152)	(456,243)	(404,863)
LIFO adjustment	—	—	—	8,974

Conversion revenue	$62,068	$57,988	$200,135	$191,420

Cost of sales	$205,307	$185,548	$641,983	$572,866
Less:
Metal costs	(141,595)	(134,152)	(456,243)	(404,863)

Conversion costs	$63,712	$51,396	$185,740	$168,003

Conversion revenue	$62,068	$57,988	$200,135	$191,420
Conversion costs	(63,712)	(51,396)	(185,740)	(168,003)

Conversion margin	$(1,644)	$6,592	$14,395	$23,417

Shipments (000s)	173,210	191,276	569,155	570,102
Conversion margin per pound shipped	$.0095)	$.0345	$.0253	$.0411

Three months ended September 30, 2005 and 2004

Sales. Our sales increased from $192.1million in the three months ended September 30, 2004, to $203.7 million in the comparable period in 2005, an increase of $11.6 million, or 6.0%. The increase was primarily a result of higher aluminum prices which contributed to a 15% increase in the metal component of our sales under the industry-standard six-month lag formula to can sheet customers, our primary product. Also contributing to the increase were higher can sheet conversion prices implemented April 1, 2005. Offsetting this increase was an approximate 9% decrease in shipment volumes caused primarily by a significant curtailment of orders from one of our major can sheet customers. Shipments and orders to this customer have returned for the fourth quarter to historical contracted levels. Shipments by Wise Recycling to third parties increased approximately 24% for the quarter.

Cost of Sales. Cost of sales increased from $185.5 million in the three months ended September 30, 2004, to $205.3 million in the three months ended September 30, 2005, an increase of $19.8 million, or 10.7%. Metal costs, representing 72% of cost of sales in the third quarter of 2004 and 69% in the comparable period in 2005, increased from $134.2 million in 2004 to $141.6 million in 2005, an increase of $7.4 million or 5.5%. Conversion costs, which exclude metal, but include employment, energy, materials and other costs increased from $51.4 million in the third quarter of 2004 to $63.7 million in 2005, an increase of $12.3 million or 23.9%. Conversion revenue increased primarily as a result of decreased metal costs as a percentage of revenue along with higher shipments of common alloy products and Recycling shipments, offset by reduced can sheet volumes sold at increased prices effective April 1, 2005. Conversion costs as a percentage of conversion revenue increased from 88.6% in the third quarter of 2004 to 102.6% in 2005. Resulting conversion margin decreased from $6.6 million to a conversion loss of $1.6 million, a decrease of $8.2 million or 124%. The increase in conversion costs and the resulting decrease in conversion margin were a result of significantly higher input costs primarily for energy and coatings and the effect of reduced production volumes stemming from the customer curtailment. As a result of the customer curtailment, production volumes in the quarter were reduced resulting in less volume available for fixed cost absorption. These higher costs on a per pound basis lead to increased conversion costs as a percentage of conversion revenue, with conversion costs exceeding conversion revenue in the quarter. As these events were unusual and of a non-recurring nature and because the production volumes are expected to return in the fourth quarter, the conversion costs as a percentage of conversion revenue is expected to improve and return to a positive margin.

Selling, General and Administrative. Selling, general and administrative expenses decreased from $3.5 million in the third quarter of 2004 to $2.6 million in the third quarter of 2005, a decrease of $0.9 million or 25.7%.

Interest Expense and Fees. Interest expense and fees increased from $5.0 million in the third quarter of 2004 to $6.4 million in 2005 due to higher outstanding amounts on our line of credit which increased from $64.4 million at September 30, 2004, to $112.6 million at September 30, 2005. The increase was due to higher working capital needs caused by higher metal prices.

Mark-to-Market for Contracts under SFAS No. 133. This income (expense) represents the non-cash gain (loss) we recognized pursuant to SFAS No. 133. The unrealized gains (losses) were primarily a result of forward contracts entered into to hedge the cost of natural gas and aluminum. The fair value increase during the third quarter of 2005 was $0.2 million compared to an increase of $1.9 million during the third quarter of 2004.

Nine months ended September 30, 2005 and 2004

Sales. Our sales increased from $587.3 million in the nine months ended September 30, 2004, to $656.4 million in the comparable period in 2005, an increase of $69.1 million, or 11.8%. The increase was primarily a result of higher aluminum prices which contributed to an average 18% increase in the metal component of our sales under the industry-standard six-month lag formula to can sheet customers, our primary product. Also contributing to the increase were higher can sheet conversion prices implemented April 1, 2005. Shipments for the nine months ended September 30, 2005, by Wise Recycling were approximately 23.5% higher than the nine months ended September 30, 2004.

Cost of Sales. Cost of sales increased from $572.9 million in the nine months ended September 30, 2004, to $642.0 million in the nine months ended September 30, 2005, an increase of $69.1 million, or 12.1%. Metal costs, representing 71% of cost of sales in the nine months ended September 30, 2004, and 2005, increased from $404.9 million in 2004 to $456.2 million in 2005, an increase of $51.3 million or 12.7%. Conversion costs, which exclude metal, but include employment, energy, materials and other costs increased from $168.0 million in the nine months ended September 30, 2004, to $185.7 million in the nine months ended September 30, 2005, an increase of $17.7 million or 10.5%. While shipments for the nine months ended September 30, 2005 have remained relatively level compared to the nine months ended September 30, 2004, both conversion revenue and conversion costs have increased. Conversion revenue has increased as a result of increased can sheet prices implemented on April 1, 2005. Conversion costs as a percentage of conversion revenue increased from 87.8% in the nine months ended September 30, 2004, to 92.8% in 2005. Resulting conversion margin decreased from $23.4 million to $14.4 million. The reasons for this decrease are primarily increased conversion costs due to higher supplier costs of coatings for can sheet and higher natural gas prices, partially offset by increased conversion prices.

Selling, General and Administrative. Selling, general and administrative expenses decreased slightly from $8.6 million in the nine months ended September 30, 2004, to $8.4 million in the nine months ended September 30, 2005, a decrease of $0.20 million or 2.3%.

Interest Expense and Fees. Interest expense and fees increased from $12.6 million in the nine months ended September 30, 2004, to $18.7 million in 2005 due to the higher interest rate on our senior secured notes which closed on May 5, 2004, compared to the prior year’s short term financing costs, combined with higher outstanding amounts on our line of credit which increased from $64.4 million at September 30, 2004, to $112.6 million at September 30, 2005. The increase was due to higher working capital needs caused by higher metal prices.

Mark-to-Market for Contracts under SFAS No. 133. This income (expense) represents the non-cash gain (loss) we recognized pursuant to SFAS No. 133. The unrealized gains (losses) were primarily a result of forward contracts entered into to hedge the cost of natural gas and aluminum. The fair value increase during the nine months ended September 30, 2005, was $1.5 million compared to a decrease of $2.1 million during the nine months ended September 30, 2004 which is a result of fluctuating aluminum and natural gas prices.

Liquidity and Capital Resources

Our principal sources of cash to fund liquidity needs is net cash provided by operating activities and availability under our revolving secured facility. We anticipate that our primary liquidity needs will be for debt service, working capital and capital expenditures. Our debt service costs increased as a result of the offering of the senior secured notes. We believe that cash generated from operations and available borrowings under our senior secured credit facility, as amended and restated, in connection with the offering of the senior secured notes, will be sufficient to enable us to meet our liquidity requirements in the foreseeable future.

As of September 30, 2005, the outstanding balance on our revolving line of credit was $112.6 million. In addition, we had approximately $3.0 million of outstanding letters of credit against our $125 million revolving credit line. During the third quarter we significantly reduced production volumes and inventory levels due to seasonal demand combined with the curtailment of shipments to one of our major cansheet customers. While these shipments are expected to return to historical contracted levels in the fourth quarter, we do not expect to significantly increase our inventory levels due to improved efficiencies in our production scheduling requiring less inventory levels to meet customer shipments.

Furthermore, effective October 31, 2005 we have executed an increase to our available revolving line of credit. As a result, our revolving credit line has increased from $125 million to $150 million with an option to increase to $175 million, subject to certain conditions. We are also able to enter into lease transactions and sale-leaseback transactions up to $20 million that also would result in reducing our outstanding balance under the revolving credit line.

However, our liquidity could be hampered if aluminum prices were to substantially increase or if we incurred significant unexpected increases in necessary capital expenditures. Significant increases in volumes could also impact our liquidity. See “Risk Factors” included in our 2004 Annual Report Form 10-K filed with the Securities and Exchange Commission for certain circumstances that could adversely affect our liquidity. In particular, a default under our senior secured credit facility or decreased sales or lower margins from our sales to customers and other competitive factors could have a material adverse effect on our liquidity.

Nine months ended September 30, 2005 and 2004.

Operating Activities. During the nine months ended September 30, 2005, net cash provided by operating activities was $3.1 million as compared to $13.4 million used in operating activities during the nine months ended September 30, 2004. Fluctuations in cash used in and provided by operating activities are subject to changing working capital requirements especially for accounts receivable and inventories. During the nine months ended September 30, 2005, accounts receivable increased from $46.3 million at December 31, 2004, to $54.9 million at September 30, 2005, representing an increase of $8.6 million. This increase is a result of seasonality whereby shipments and corresponding accounts receivable are lower around the year-end holidays. In addition, payments by our customers are made at periodic times during the week and month, not everyday, nor exactly in 30 days, so the balance in receivables can fluctuate significantly at the end of a quarter depending on the timing of cash receipts.

Investing Activities. In the nine months ended September 30, 2005, our capital expenditures were $10.6 million as compared to $5.9 million during the same period in 2004. The increase in capital expenditures is due to our 2004 plan to minimize discretionary spending while focusing on higher production levels to meet an increased level of can sheet demand as we expanded our can sheet customer base. The 2005 capital plan calls for similar to slightly higher spending as the overall spending in 2004, however, these expenditures will continue to be more evenly spaced throughout the year.

Financing Activities. Net cash provided by financing activities was $9.8 million in the nine months ended September 30, 2005, compared with $19.3 million in the first nine months of 2004. Net cash provided by financing activities was related to increased borrowing from the revolving line of credit to fund increased working capital needs due primarily to higher aluminum prices and capital expenditures.

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

Our aluminum commodity risk management policy is to hedge the aluminum price risk associated with these fixed-price firm commitments. At September 30, 2005, these LME options and futures contracts covered approximately 152,200 metric tons with an unrealized fair value gain of approximately $5.3 million.

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

We earlier announced a five-percent can sheet conversion price increase effective April 1, 2005, as well as our intent to begin moving away from providing ceiling coverage, or price caps, on the metal transfer price offered to can sheet customers. For the remainder of 2005 the metal transfer price has been and will be above the ceiling. Confidential discussions are ongoing and are continuing with customers on implementing these and other changes which we expect to become effective January 1, 2006. However, we can give no assurances as to the outcomes of these discussions. Other can sheet suppliers have also made announcements regarding similar intentions.

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

There were no changes in the Company’s internal control over financial reporting during the quarterly period ended September 30, 2005, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a) Exhibits

10.1	Amendment No. 4 to Amended and Restated Loan Agreement dated as of October 31, 2004 by and among the Issuers, Guarantors and Wachovia Bank, National Association.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WISE METALS GROUP LLC

Dated: November 14, 2005	/s/ David D’Addario
David D’Addario
Chairman and Chief Executive Officer

/s/ Danny Mendelson
Danny Mendelson
Executive Vice President, Chief Financial Officer and Secretary