Form 10-K
period 2005-12-31
Wise Metals Group LLC
filed 2006-03-31
CIK 1297014

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2005

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐     No   ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes  ☐ No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

FORWARD-LOOKING STATEMENTS

Our forward-looking statements are subject to a variety of factors that could cause actual results to differ significantly from current beliefs.

Some statements and information contained in this Form 10-K are not historical facts, but are “forward-looking statements,” as such term is defined in the Private Securities Litigation Reform Act of 1995. These forward-looking statements can be identified by the use of forward-looking words such as “believes,” “expects,” “plans,” “may,” “will,” “would,” “could,” “should,” or “anticipates” or the negative of these words or other variations of these words or other comparable words, or by discussions of strategy that involve risks and uncertainties. Forward-looking statements may differ from actual future results due to, but not limited to, those factors referenced under “Risk Factors” and/or any of the following factors:

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

Part I

Item 1. Business

As used in this Form 10-K, all references to “Wise Metals,” “Wise Group,” “us,” “the Company” and all similar references are to Wise Metals Group LLC, a Delaware limited liability company and its subsidiaries as a consolidated entity, unless otherwise expressly stated or the context otherwise requires. As used herein, all references to “Wise Alloys” or “Alloys” refer to Wise Alloys LLC, a Delaware limited liability company that is our wholly-owned operating company. All references to “Wise Recycling” or “Recycling” refer to Wise Recycling LLC, a Maryland limited liability company that is our wholly-owned subsidiary. All references to “Listerhill Total Maintenance Center” or “TMC” refer to Listerhill Total Maintenance Center LLC, a Delaware limited liability company that is our wholly-owned subsidiary.

Overview

We are the third largest producer of aluminum beverage can stock in the world and one of the largest aluminum scrap recyclers in the United States. Beverage can stock is aluminum sheet specifically designed and engineered for the production of aluminum beverage cans. In 2005, we supplied an estimated 14% of the North American market for aluminum beverage can stock as measured by volume, and we own one of only five beverage can stock facilities in North America, which provides valuable capacity to a consolidated industry. Our can stock customers include, Ball Corporation, Crown Holdings, Inc. and Rexam PLC, the three largest beverage can manufacturers in the world, together representing 77% of the beverage can stock purchased in North America in 2005. Our beverage can stock customers produce aluminum cans for the largest brewers and carbonated soft drink bottlers in North America. In addition, we produce food can stock and semi-fabricated aluminum sheet for building and construction, transportation and other markets. Our recycling operation, Wise Recycling, provides aluminum feedstock for our aluminum sheet production and collects scrap for sale in the merchant market. Listerhill Total Maintenance Company specializes in providing maintenance, repairs and fabrication to manufacturing and industrial plants all over the world ranging from small onsite repairs to complete turn-key maintenance. Since our subsidiaries exist primarily to support our rolling mill operations, we manage our business as one segment, aluminum sheet rolling. In 2005, we did not derive a material percentage of our revenues from customers outside the United States.

The aluminum beverage can industry is a consolidated and mature industry which has experienced consistent historical stability. Four principal competitors, Ball, Crown, Rexam and Metal Container Corporation, the can-making subsidiary of Anheuser-Busch Companies, Inc., account for 99% of the production volumes of aluminum beverage cans in North America. Over the past ten years, the compounded annual growth rate for the United States beverage can market has been approximately 0.5%. In addition to our Listerhill facility in Muscle Shoals, Alabama, the only other facilities in the world that have the capability to produce aluminum beverage can stock are operated by two companies, Alcoa, Inc. and Novelis, Inc. which was spun off by Alcan, Inc. in January 2005. The newest of these facilities was built in the mid-1980’s and we are unaware of any plans to build additional facilities in North America to serve the can stock industry. Factors that have led to the consolidation in the industry and our expectation of limited new entrants include substantial capital requirements, lengthy customer qualification procedures and Food and Drug Administration regulations concerning beverage can coatings for bottlers. Most importantly, customers’ stringent requirements for thinner gauge can stock and higher quality can stock have surpassed the technical capabilities of most rolling mill operators. Furthermore, there historically have been virtually no foreign shipments of aluminum beverage can stock to North America primarily due to product quality requirements.

Our primary manufacturing operation, Wise Alloys, converts aluminum feedstock into beverage can stock, food container stock and semi-fabricated aluminum sheet. Unlike Alcoa, we do not manufacture aluminum from bauxite. Instead, we process aluminum scrap and prime aluminum manufactured by third parties. Our production takes place at our Listerhill facility, which we purchased in 1999 as part of Reynolds’ divestiture of its integrated can-making infrastructure. Ball purchased Reynolds’ can-making assets in 1998 and since that time has remained a major customer of our Listerhill facility. The Listerhill facility is a four million square foot plant with 1.8 billion pounds of annual casting capability, 1.4 billion pounds of annual hot mill capacity and 1.1 billion pounds of annual finishing capacity. The facility has been well-maintained and modernized with more than $670 million spent on capital improvements since a major modernization process was begun by Reynolds in 1986. We believe the facility is one of the most technologically advanced and lowest cost aluminum processing mills in North America. We do not expect that the facility will require significant near-term capital expenditures.

Aluminum feedstock purchases comprised approximately 70% of our cost of sales in 2005 for our Alloys operations, with scrap comprising 74% of those total aluminum purchases. Historically, scrap has been a lower cost input for the production of our products than prime aluminum because our scrap reclamation assets are integrated into our production process and because scrap has generally been sold at a discount to prime aluminum. We have scrap purchase arrangements with our key customers through which we purchase scrap aluminum generated by their can production processes. These scrap purchase arrangements provided us with approximately 31% of our scrap aluminum requirements in 2005. We also obtain scrap from our scrap collection subsidiary, Wise Recycling, which provided us with approximately 11% of our scrap aluminum requirements in 2005. Our remaining scrap aluminum requirements are met by independent suppliers and brokers. We believe that we are one of the largest purchasers of used beverage containers, or UBCs, in North America, and we believe that our purchasing power provides us with the ability to negotiate favorable terms and conditions with our suppliers and enhance our operating margins.

Recycling is one of the largest, direct-from-the-public collectors of aluminum beverage containers in the United States. In 2005, this subsidiary recycled over 2.0 billion UBCs. It provides us with an effective, profitable infrastructure to obtain a portion of Wise Alloys’ scrap requirements. Recycling has developed a collection process that utilizes both direct acquisitions from scrap dealers and industrial accounts, as well as from the actual consumer, i.e. off-the-street. The collection process is centered through its seven shipping/regional centers which act as hubs for a total of 38 service and convenience centers. The shipping centers process and upgrade the various metals collected at their respective service and convenience centers. Furthermore, Wise Recycling collects other forms of non-ferrous scrap, primarily non-UBC aluminum, copper and brass, for sale into the merchant market. In 2005, Recycling sold 103 million pounds of scrap to third parties. We are currently expanding the business of Recycling to include warehousing operations in order to provide regional shipping centers for our scrap collection and to enhance our ability to provide vendor managed inventory program required by Alloys customers. These warehousing facilities, the first of which opened in Los Angeles in May 2004 store can sheet to be delivered to the customer and also operate as centralized shipping points for scrap and this dual role optimizes labor costs and allows us to manage freight costs by coordinating outbound aluminum coil shipments from the Listerhill facility and inbound scrap from the warehouse sites by captive rail car. Recycling is exploring the opening of other warehousing facilities in several other states.

Wise Metals’ subsidiary, Listerhill Total Maintenance Center, TMC, provides maintenance, repairs and fabrication to manufacturing and industrial plants worldwide ranging from small on-site repairs to complete turn-key maintenance as well as providing machine shop services to Wise Alloys. TMC specializes in servicing and repairing electric turbines for TVA and others. TMC is actively expanding the business outside of the power generation into mining equipment and other large-scale projects.

U.S. Aluminum Sheet Market Overview

We compete principally in the rolled aluminum sheet product market. This market in North America is believed to consist of approximately 10 billion pounds of aluminum shipments annually in segments such as packaging, automotive, building and construction and original equipment manufacturing. The rolled aluminum market is somewhat fragmented, with numerous domestic competitors serving a number of different markets according to industry data. We principally serve the packaging segment, which represented approximately 40% of rolled aluminum sheet products in 2005.

We estimate that the top manufacturers of aluminum beverage cans in North America in 2005 were Ball with a 35% market share (including 2% attributable to Ball’s interest in a joint venture with Coors Brewing Company), Crown with a 21% market share, Metal Container with a 23% market share and Rexam with a 21% market share. These manufacturers are supplied with aluminum beverage can stock (aluminum sheet for body stock, tab and ends) by four principal suppliers: Novelis (formerly Alcan’s aluminum rolled products business), Alcoa, ARCO and ourselves. We estimate that within this highly concentrated market, Alcoa and Novelis each hold about a one-third market share and we hold a 14% market share. The remainder of the capacity is provided by ARCO, which shares with Novelis the ownership of a facility in Logan County, Kentucky. Alcan spun off its rolled aluminum products business as a separate publicly traded company, Novelis, in January 2005.

The spin off of Novelis did not change the capacity of the overall can sheet business. Unlike its predecessor, Novelis has no North American reduction capability and is viewed primarily as a conversion company for flat rolling sheet product similar to Wise, but with a much larger and diverse product line.

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

The aluminum can stock market is driven by factors associated with the aluminum beverage can industry. The United States aluminum beverage market is recognized as a mature market that has experienced slow but stable growth. Total U.S. producer can stock shipments grew an estimated 1.8% in 2005. Aluminum can stock demand is influenced by end-market retail strategies and consumer sentiment while can stock pricing is influenced by aluminum commodity prices and industry capacity.

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

The beverage can stock industry market in which we participate has been driven by increasingly demanding product specifications in the last decade. In 1993, the average can stock gauges were 0.01140” for body stock and 0.01080” for end stock. At these relatively heavy thicknesses, the requirements for the uniformity of flatness and thickness across the entire width of the coil was achievable by all seven producers then making can stock. Similarly, at those gauges, inclusions, impurities and other imperfections in can stock were far less critical. However, as a result of the struggle for market share and an excess of capacity in the industry, can makers dramatically improved their product and lowered their costs. Their suppliers, can stock makers, had to adapt to these changes in order to survive. By the end of 2000, there were only three can stock makers still existing in North America: Alcoa, Alcan and Wise Alloys. Participants left the industry because they were unable to produce the thinner gauge stock can makers requested and also meet their more stringent quality requirements. Can stock gauges dropped significantly, to 0.01080” for body stock and 0.0086” for end stock, a decline of 5.3% and 20.4%, respectively. It was especially arduous for can stock makers to meet new specifications profitably because the gauges were most significantly reduced in the end and not the body. They had trouble in achieving extremely tight tolerances in a very hard alloy of aluminum and magnesium. Coincident with this change, can makers increased their quality requirements. For example, while in 1996 a rejection rate of 1 in 10,000 cans was acceptable, the level today is 2 in 100,000, representing an 80% increase in the acceptable rejection rate. Today, the three remaining can stock makers have reduced their costs and raised their quality levels to where they are now shipping 0.0080” gauge end stock. We believe that the can stock we produce for everyday orders is equal to or superior in quality to that of our competitors, Alcoa and Novelis, and that the quality of our can stock for special orders is superior.

There are two components to pricing beverage can sheet products. The first component is a fixed conversion, or value-added, price and the second component is the market price for aluminum that we can pass on to customers, subject to industry-wide ceilings. The fixed conversion or value-added price is calculated annually using Alcoa’s list price as a basis. Conversion pricing under supply agreements are subject to renegotiation each year as well as at such times that our major competitors change their published conversion prices. These agreements historically have included an industry-standard aluminum component of the pricing arrangement calling for the aluminum transfer price in effect to be based on a trailing six month basis prior to delivery. As new contracts are negotiated, there can be no assurance that this pricing methodology will continue.

Other Aluminum Sheet Products

The remainder of our aluminum sheet products include rigid container stock for food container manufacturers and fin stock (light gauge alloy) for air conditioners, refrigeration sheets and commercial coolers. We produce small volumes of extra wide aluminum sheeting for truck trailer roofing and for unique architectural projects and aluminum tread for use in tool boxes in truck beds and linings. In 2005, we also began more significant levels of production of aluminum sheet for the building and construction products segment.

The following table sets forth our rolled aluminum product distribution for the past three years:

	Year ended December 31,
	2005	2004	2003
Body Stock	66%	70%	68%
End Stock	17	14	17
Tab Stock	2	3	3

Beverage Can Stock	85	87	88
Food Container	6	6	8
Trailer Roofing	2	2	3
Other	7	5	1

Total	100%	100%	100%

Total pounds billed (in millions)	661 (a)	653 (a)	570 (a)

(a)	Total pounds billed do not include Wise Recycling shipments to third parties of 103.2 million pounds in 2005, 83.4 million pounds in 2004, and 35.0 million pounds in the last two quarters of 2003.

Recycling

As well as acting as a low-cost supplier of scrap for our aluminum processing operations, Recycling collects and sells copper and brass scrap, which is sold to third parties.

Customers

Ball

Ball is the largest beverage can manufacturer in the United States with a 35% market share (including 2% attributable to Ball’s interest in a joint venture with Coors). In 2005, we supplied Ball with approximately 62% of our Listerhill facility’s total plant output. Our Listerhill facility has served selected Ball manufacturing facilities since 1965. We were the largest supplier of aluminum beverage can stock to Ball in 2005. Shipments to Ball decreased approximately 3% from 2004 to 2005.

Our supply agreement with Ball provides that Ball will buy from us all of the aluminum beverage can stock requirements of the beverage can manufacturing facilities Ball purchased from Reynolds. Ball also has the option to have other can stock producers supply aluminum body stock to its can manufacturing plants located in Hawaii and Puerto Rico.

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

Crown

In 2005, we supplied approximately 19% of our Listerhill facility’s total plant output to Crown. Shipments were approximately 23% lower than shipments for 2004.

Our supply agreement with Crown is part of a multi-year long-term contract to provide Crown beverage can and food container stock. Under the Crown contract, Crown has the right to proportionately reduce its volumes if its soft toll increases thereby reducing its direct purchase market.

Other Customers

We finished the qualification process with Rexam at five of its locations by the end of 2005. In 2005, we shipped approximately 11% of our can stock to Rexam up from approximately 3% of our can stock from 2004. Rexam is the third major independent can manufacturer in the U.S. and our relationship with them represents an important step in our diversification strategy.

We have a growing number of customers for common alloy products for the commercial distributor and building and construction markets. For example, General Electric Company purchases fin stock from us and recently we have begun also selling lamp base products to them. We are increasing our marketing efforts in order to develop and diversify our customer base in these high value-added products. In particular, we seek new customers who have not traditionally purchased from our Listerhill facility because of its former affiliation with Reynolds. We previously sold StarBright™ and trailer roof through a marketing arrangement with Commonwealth Industries, Inc., now Aleris International, Inc. after its merger with IMCO Recycling, Inc. This arrangement terminated on April 1, 2005. We have since built our own independent marketing staff to serve this market and have recently built a depot stock of approximately one month of common alloy sheet products to service this very strong market. We have a growing number of contracts for these new products with continued positive interest from market participants.

Wise Recycling currently sells non-ferrous scrap to third parties including Alsco Metals Corporation, formerly Owens Corning Metals Systems, Howell Metal Company and Maxwell Metals Group.

Operations

Aluminum Sheet Operations

We believe that our Listerhill facility is one of the most technologically advanced and flexible manufacturing facilities in the United States aluminum sheet industry. Our Listerhill facility benefited from over $670 million of capital improvements and upgrades since a major modernization process was begun by Reynolds in 1986. The facility’s features include state-of-the-art gauge control and closed-loop shape control systems, as well as state-of-the-art surface inspection systems. Our Listerhill facility’s hot-mill rolling speed is equal to industry standards, while the cold-mill rolling speed is competitive with that of our leading competitors. One of our four coating lines can coat wide-width aluminum sheet at a high speed. These investments strengthened our facility’s competitive position by improving its product quality, increasing its processing capacity and reducing its operating costs. Since 2000, we have incurred maintenance expenditures ranging from approximately $32 to $47 million annually, comprising between $14 million and $24 million in part replacements and contractor costs and between $18 million and $23 million in employment costs. In addition, our annual capital expenditures, primarily for equipment and related upgrades, have averaged $12 million since 2000. In 2005, we spent $18 million in part replacements and contractor costs and $20 million in employment costs. We do not anticipate the need to make any major capital expenditures in the immediate future. Our facility’s features include a technologically advanced electromagnetic cast house, which is the only multiple station unit in the industry; a pusher furnace; hot mills with 116-inch width capability; four cold mills; an annealing line; a coating line and inspection and gauge control systems; and surface inspection systems. Our rolling capabilities have allowed us to meet our customers’ increasing demands for thinner gauge aluminum sheets and their increasingly stringent quality controls, unlike some of our former competitors. For instance, Listerhill is one of only two North American facilities capable of rolling the widths necessary for trailer roofs. In addition, our electromagnetic casting facilities and cold mills also give us superior flexibility to produce customized runs of limited quantity products with shorter production lead times in a cost effective manner. These shorter runs enable us not only to meet our can stock customers’ demands for special seasonal or promotional products or innovative new products with a limited initial market, such as energy drinks, but also efficiently produce common alloy products, such as StarBright™, an aluminum tread product used in truck beds and linings.

We are in the process of converting and qualifying our end stock material from our three stand operation, where we have to make two passes to roll aluminum coil to proper gauge, to our five stand operation, where a coil only has to make one pass. This will increase our efficiencies in producing end stock while maintaining improved surface quality. This process change will also result in improved capacity on our three-stand that will allow for increased volume. Currently, we are approximately 75% qualified with our various customer plant locations and expect to be fully qualified with our customers’ plant locations by October 2006. Any time a major process change such as this is undertaken, each customer plant location that we serve must re-qualify our product to ensure proper specification. This is done through trial shipments and if the plant location and their respective customers all accept the product within specification, then the process change is considered qualified and the change can then be implemented on all product sold to that customer location.

Recycling Operations

Recycling is one of largest, direct-from-the-public collectors of aluminum beverage containers in the United States. In 2005, this subsidiary recycled over 2.0 billion UBCs. Recycling has developed a collection process that utilizes both direct acquisitions from scrap dealers and industrial accounts, as well as from the actual consumer, i.e. off-the-street. The collection process is centered through its seven shipping/regional centers which act as hubs for a total of 38 service and convenience centers. The regional shipping centers process and upgrade the various metals collected at their respective area service and convenience centers. We are currently expanding the business of Recycling to include warehousing operations in order to provide regional shipping centers for our scrap collection and to enhance our ability to provide vendor managed inventory program required by Alloys customers. These warehousing facilities will store can sheet to be delivered to the customer and also operate as centralized shipping points for scrap and this dual role will optimize labor costs and allow us to manage freight costs by coordinating outbound aluminum coil shipments from the Listerhill facility and inbound scrap from the warehouse sites by captive rail car. Recycling opened its first warehouse in Los Angeles in May 2004.

Suppliers and Materials

The raw materials used by our aluminum sheet business are generally available from several sources. We utilize a mix of scrap aluminum and prime aluminum. Our supply of raw materials satisfies our current production requirements.

One of our key competitive advantages in the production of can stock is our use of scrap aluminum for a large portion of our aluminum requirements. Aluminum can body stock can be manufactured with UBCs comprising up to 95% of the metal used. As we are capable of processing and recycling UBCs in an efficient manner and the use of scrap is nearly always less expensive than utilizing primary aluminum to produce the alloy required for producing can sheet, we believe that our high utilization of scrap provides us with a cost advantage over our competitors. In 2005, we satisfied approximately 74% of our raw material requirements from scrap aluminum, of which approximately 47% was composed of UBCs, 31% was scrap purchased from our customers and 22% was all other scrap including recycled sheet ingot and electric cable. In 2005, approximately 11% of our scrap aluminum requirements were supplied through our scrap collection subsidiary, Wise Recycling. We expect that a significant amount of our scrap aluminum requirements will continue to be sourced through scrap purchase arrangements with our can sheet customers, and purchases through Wise Recycling and third party suppliers. We obtain prime aluminum from brokers throughout the United States and directly from foreign and domestic producers.

We expect to obtain the balance of our scrap aluminum requirements from our established network of independent scrap dealers and brokers throughout the United States. We believe we are the largest purchaser of UBCs in North America, and as a result, we enjoy considerable leverage with our vendor base.

We purchase our electrical requirements from the TVA. Effective in January 2005, we began purchasing our natural gas from Atmos Energy Marketing and successfully negotiated a reduction in the cost of delivery with another pipeline.

Competition

The aluminum beverage can stock market is highly concentrated and competitive. Our principal competitors in the aluminum beverage can stock industry are Alcoa and Novelis, who each held an estimated one-third of the U.S. market share in 2005. The main factors influencing competition in our industry are quality and price. Competition is also affected by each customer’s requirements that suppliers complete a qualification process to supply their plants. The beverage can stock industry also faces competition from non-aluminum sources of packaging such as glass and HDPE and PET packaging producers.

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

Research and Development

We engage in research and development programs that include aluminum sheet production process and product development and basic and applied research. We believe that these programs can lead to more cost-effective manufacturing systems that contribute to improvements in quality and operating efficiencies as well as new products. We conduct our research and development activities at our Listerhill facility. Expenditures for our research and development activities were $0.1 million in 2005. We fund substantially all our research and our development expenses through operations.

Employees

As of December 31, 2005, we had 959 employees at our Listerhill facility. Approximately 76% of these employees are engaged in production, 4% in engineering, research and development and 20% in sales, marketing, product support and general administration. Approximately 76% of these employees are represented by unions and are covered by collective bargaining agreements that will expire on November 1, 2007. In addition, as of December 31, 2005, we had 31 Wise Group employees at our corporate headquarters, 66 employees at TMC and Recycling had 95 employees. We consider our employee relations to be good. Neither we nor our predecessor have experienced any major labor stoppage in over 10 years.

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

Our operating expenditures relating to environmental requirements in 2005 were approximately $4.0 million and are expected to be similar in 2006 and 2007. Future environmental regulations, including those under the Clean Air Act and Clean Water Act, or more aggressive enforcement of existing regulations, may result in stricter compliance requirements for us and for the aluminum industry in general.

In connection with our acquisition of the Listerhill facility in 1999, a consultant performed a soil and groundwater investigation (“Phase II Report”) to identify any environmental issues at the various plants that comprise the Listerhill facility. That Phase II Report identified certain on-site environmental areas of concern that may potentially require investigation or remediation and provided a then-present value estimate of approximately $18 million to address them. Pursuant to the Listerhill facility purchase agreement, the prior owner of the Listerhill facility, Reynolds, now Alcoa, is required to perform the work necessary and to indemnify us against the environmental matters required by applicable law to be addressed that are identified in the Phase II Report and any other such environmental liabilities attributable to Reynolds that were identified on or before March 31, 2004 subject to certain limitations. Alcoa disagrees with the cost estimates contained in the Phase II Report and has stated that it estimates that the environmental issues identified in the Phase II Report will cost less than $18 million to remediate. Although Alcoa has conducted some on-site environmental investigations and sampling and has submitted reports to the Alabama Department of Environmental Management (ADEM) regarding most of the on-site areas of concern, it has not yet commenced cleanup activities with respect to many of the areas of concern.

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

Item 1A. Risk Factors.

We are limited in our ability to pass through metal costs to customers and therefore may not be able to effectively manage our exposure to fluctuations in aluminum prices.

Aluminum purchases and related alloying agents represented approximately 70% of our cost of sales in 2005. Prime aluminum costs fluctuate over time. We reduce our exposure to aluminum price fluctuations by seeking to pass cost increases to customers through an indexed sales pricing mechanism, by keeping sufficient inventory on hand and/or by fixing the cost of metal through forward contracts on the London Metal Exchange, or LME, based on the cost of prime aluminum. Not all increases in aluminum prices can be passed to customers, however, as our sales contracts typically provide that our customers are responsible only for price increases up to a fixed price, and our contracts are generally priced based upon a fixed six-month trailing aluminum price average. As a result, we seek to reduce our exposure to increases in aluminum prices over the contracted price by purchasing or committing to purchase aluminum at relative fixed prices for a matching six-month period. We seek to protect ourselves against price fluctuations in prime aluminum contracts both by purchasing and selling futures contracts and through the use of options contracts to effectively match our customer and supplier commitments. These hedging transactions may require us to post cash pursuant to margin calls. However, there can be no assurance that we will be successful in our efforts to use these types of derivative transactions to help manage fluctuations in prime aluminum prices, in part because our customers do not commit to buy set amounts of aluminum in any six month period. It is therefore impossible to know the precise date on which we will need to acquire an amount of aluminum under such period.

Furthermore, our can stock contracts may provide for a ceiling on the metal transfer price. Should a resulting six-month market price of aluminum average over this ceiling, we may be unable to pass the additional cost on to our customers and could suffer a material decline in our margins and profits. When aluminum prices rise, as they have since 2002, including a 17% rise in 2005 following a 22% rise in 2004 and a 12% rise in 2003, this risk of the ceiling exposure and related costs greatly increases. During the last three quarter periods of 2005, the metal transfer price was above the ceiling and we were not able to pass along all of the additional cost to our customers. Metal ceilings are not expected to materially impact the first quarter of 2006; however, for the second and third quarter periods of 2006, the metal price will exceed the ceiling for beverage can stock. We are in the process of renegotiating and renewing contracts with can stock customers and there can be no assurance as to the outcomes of these discussions. These discussions may result in a change to previous industry standards including the six-month trailing average convention and ceilings on the metal transfer price. In addition, we are further exposed to counter-party performance risk in adverse market conditions in the event of non-performance by a supplier, customer or LME broker and could suffer significant financial losses as a result.

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

We derived approximately 56% and 19% of our total revenues in 2005 from sales to Ball and Crown, respectively. These customers, under long-term supply agreements, have the ability to reduce their purchases from us if our product quality declines or if we fail to perform under a material provision of our supply agreements. There is no guarantee that we will be able to renew these supply agreements on favorable terms, or at all. In addition, the amount of aluminum can stock and other products we sell under these agreements could decrease. For example, Crown and Ball have the option under their supply agreements to reduce specified shipment amounts in proportion to reductions in the beverage can stock requirements of all of their can manufacturing facilities in North America. See “Business—Customers.”

The loss of either of these customers or decreases in either customer’s levels of purchases from us for any reason, including a customer’s closing or sale of a plant, a sale of its business, a strike or work stoppage by its employees or financial difficulties, or an adverse change in the terms of the supply arrangements with either customer could have a harmful effect on our business.

In addition, our contracts with Ball and Crown permit them to request price reductions for our products under certain circumstances. Pricing under these supply agreements is based in part on the list price of aluminum can stock of one of our competitors, Alcoa. Alcoa’s financial resources and excess capacity may allow it to reduce its prices for an extended period of time. If Alcoa reduces its list price, we may be forced to lower the prices for the products we sell to Ball and Crown. Such a reduction could have a material adverse effect on our margins and profitability.

The loss of our raw materials sources could hurt our business.

Our aluminum can stock production operations use various raw materials, including scrap aluminum and prime aluminum. During 2004 and 2005, we purchased approximately 23% of our aluminum from two major suppliers. Unlike Alcoa, we are not an integrated producer of aluminum. Accordingly, our ability to produce competitively priced aluminum products depends on our ability to procure a competitively priced supply of scrap and prime aluminum in a timely manner. We expect that a significant amount of our scrap aluminum supply requirements will continue to be sourced through scrap purchase arrangements with our customers and acquisitions of scrap aluminum from Wise Recycling and third party suppliers. We obtain prime aluminum from brokers throughout the United States and directly from foreign and domestic producers. While we believe that these sources of raw materials are sufficient to meet our current operating requirements, we cannot assure you that we will be able to timely procure competitively priced aluminum or that we will not experience shortages due to the interruption of supply. In addition, if Alcoa or Novelis significantly increase their purchases of scrap aluminum, we may experience difficulty in obtaining our raw materials at the price discount that scrap has had traditionally over prime aluminum. Furthermore, the price of scrap aluminum may rise if foreign demand for scrap aluminum increases. The recent trend of increased copper and steel scrap consumption by China and other foreign countries could extend to aluminum scrap.

Our operations require substantial amounts of energy and raw materials and, as a result, our profitability may decline if energy and/or commodity costs increase, or if these supplies are interrupted.

We consume substantial amounts of energy in our operations. Energy costs constituted approximately 6% and 6% of our overall cost of sales in 2005 and 2004. Excluding metal costs, energy represented approximately 22% and 18% of our conversion costs in 2005 and 2004, respectively. Although we generally expect to meet our energy requirements from our long-term natural gas and electricity contracts, we have been and could again be adversely affected by increases in the costs in natural gas and/or electricity, interruptions in energy supply due to equipment failure, hurricanes, or other causes, and by our inability to extend the contracts upon expiration on economical terms. For example, we suffered interruptions in our supply of natural gas in 2005 because of hurricanes Katrina and Rita. We buy natural gas on a forward basis to minimize risk of rising prices, but we may not always be able to do so successfully. Except to the extent we are able to protect ourselves against fluctuations in gas prices, every $1.00 change per mmBTU in the price of gas would affect our annual net income by approximately $4.2 million based on our 2005 usage levels. In addition, an outbreak or escalation of hostilities between the United States and any foreign power and, in particular, a prolonged armed conflict in the Middle East, could result in a real or perceived shortage of oil and/or natural gas, which could result in an increase in the cost of natural gas or energy generally. If energy costs were to rise, or if energy supplies or supply arrangements were disturbed, our profitability may decline.

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

Outside of aluminum, our operations require substantial materials and supplies, many of which are subject to cost increases due to increasing commodity costs used in the production of these supplies and materials. These materials account for approximately 9% of cost of sales. In addition, metal costs include costs for non-aluminum hardeners and alloying agents such as magnesium and manganese. These materials comprise approximately 2% of metal costs and are subject to volatile commodity pricing and resulting cost increases. The price increases that we are able to achieve from our customers may not be sufficient to offset the effects of these rising input costs.

A business interruption at our Listerhill facility could significantly harm our operations.

Our beverage can stock production is concentrated entirely at our Listerhill facility. We depend on the equipment and facilities at Listerhill for the production of our beverage can stock and other aluminum sheet products. If our equipment or operations at Listerhill or portions thereof were disabled, our ability to manufacture beverage can stock products could be impaired or interrupted for an indefinite period or could cease altogether and cause a material adverse effect on our financial condition. For example, in 2003 a fire at the facility curtailed our operations for four weeks and caused delivery problems for three months. Business interruption insurance proceeds may not fully compensate us for damage to our equipment and facilities, lost profits and lost market share. We currently also have property casualty insurance for our Listerhill facility. However, the policy is subject to limits and exclusions.

The beverage can stock industry is highly concentrated and our competitors have greater resources.

The market for beverage can stock products is highly concentrated. Competitors such as Novelis and Alcoa, each with an approximate one-third market share, have market presence, operating capabilities and financial, personnel and other resources that are substantially greater than our own. Also, Alcoa is a fully integrated competitor who supplies its own prime aluminum for use in producing beverage can stock. They may also affect prices for scrap aluminum by making purchases of scrap aluminum. These competitors can develop their technologies more quickly, take advantage of acquisition and other opportunities more readily, produce their own supply of aluminum and devote greater resources to the marketing and sale of their products and services than we can. They may be able to purchase raw materials at a lower cost because of their size. Finally, the financial resources and excess capacity of our major competitors may give them the ability to reduce their prices for an extended period of time. Any of these factors may reduce the prices we can charge for our products, lower our gross margins and cause us to lose market share. We cannot assure you that we will be able to compete successfully in these circumstances.

We are subject to competition from non-aluminum sources of packaging.

Although aluminum maintains the largest overall share among packaging materials of the U.S. beverage container industry, it faces increasing competition from other packaging materials such as plastics and glass. We face continued competition from plastic packaging producers (primarily high density polyethylene, or HDPE, and polyethylene terephthalate, or PET) in the soft drink and juice segment of the beverage packaging industry. PET increased its market share of the U.S. beverage container market from an approximate 19% market share, as measured by number of containers, in 1997 to an approximate 26% market share in 2002 and is projected to have approximately 31% market share in 2007 based on information provided by the Freedonia Group as reported by the Can Manufacturers Institute (CMI). Some manufacturers and consumers prefer PET to aluminum because of its clarity, availability in multiple sizes and ability to be resealed. In addition, glass accounted for approximately 13% of beverage container demand in 2002 with little expected increase in market share by 2007 as reported by CMI. If plastic and/or glass and/or other new products increase their respective market shares, demand for our products may decrease significantly. For the years ended December 31, 2005 and 2004, 85% and 87%, respectively, of our sales volume was from beverage can stock and we expect to derive a significant portion of our revenues from these sales in the future. If demand for these products decreased, our profits and cash flows could be reduced.

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

We have begun the development of higher value-added and intermediate products that complement our aluminum beverage can stock production. For example, we also process aluminum sheet for use in food containers, trailer roofing and air conditioner and refrigerator components. In 2001, we developed high-luster heavier gauge embossed sheet and end plate for sale in the automotive after market. In addition, we have begun to supply intermediate aluminum products to other industry participants. Intermediate aluminum products are products that we sell to customers before they have undergone final processing. We cannot assure you that we will be successful in further developing these products and in entering into new markets. We may experience design, manufacturing, marketing or other difficulties that could delay or prevent the development, introduction or commercialization of any new products. Development of these products and entry into new markets may require greater capital resources than we currently anticipate. We cannot guarantee when or whether these new products will be widely introduced or fully implemented, that they will be successful when they are introduced or that customers will purchase the products offered. If these products or services are not successful or the costs associated with implementation and completion of the rollout of these products or services materially exceed those currently estimated by us, our results of operations may suffer.

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

Mostly all of our hourly-paid employees are represented by labor unions under seven collective bargaining agreements. We may not be able to satisfactorily renegotiate our labor agreements when they expire on November 1, 2007. In addition, although we consider our employee relations generally to be good, our existing labor agreements may not prevent a strike or work stoppage at our facility in the future, and any such prolonged work stoppage could have a material adverse effect on our financial condition and results of operations. See “Business—Employees.”

Our success will continue to depend on our ability to attract and retain executives and other key personnel.

Our continued success depends on our ability to attract, motivate and retain highly skilled and qualified management and technical personnel. Any inability to do so could hurt our business. In addition, there can be no assurance that we will be able to hire qualified persons when needed or on favorable terms. In addition, the loss of any one or more of our executive officers could have an adverse effect on our ability to manage and operate our business. We do not have employment agreements with any of our executive officers except Randall Powers, our President and Chief Operating Officer. See “Management.”

We are controlled by a limited number of persons.

As of December 31, 2005, Silver Knot, LLC, owns approximately 79% of the membership interests of Wise Group. David D’Addario, CEO, Chairman and a Manager of Wise Group, controls Silver Knot and Greg Garvey, a Manager of Wise Group is also a member of Silver Knot. The board of Wise Group contains no independent managers. Mr. D’Addario and Mr. Garvey have the ability to affect certain corporate transactions, including mergers, consolidations and the sale of all or substantially all of Wise Group’s assets.

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

Our leverage may affect our business and may restrict our operating flexibility.

We have substantial debt and, as a result, significant debt service obligations. As of December 31, 2005, we had approximately $290.0 million of debt outstanding, including $137.7 million under our senior secured facility, and outstanding letters of credit in the amount of $3.0 million. Our availability was $10.2 million under our senior secured credit facility. Subject to certain restrictions set forth in our senior secured credit facility and the indenture, we may incur additional indebtedness in the future. Our substantial level of debt and debt service obligations could:

•	limit cash flow available for general corporate purposes, such as acquisitions and capital expenditures, due to the ongoing cash flow requirements for debt service;

•	limit our ability to obtain, or obtain on favorable terms, additional debt financing in the future for working capital, capital expenditures, acquisitions or other corporate requirements;

•	limit our flexibility in reacting to competitive and other changes in the aluminum industry and economic conditions generally;

•	make it difficult to meet debt service requirements; and

•	expose us to risks inherent in interest rate fluctuations in respect of any borrowings at variable rates of interest, which could result in higher interest expense in the event of increases in interest rates.

Our ability to make scheduled payments of principal of, to pay interest on, or to refinance, our indebtedness and to satisfy our other debt obligations will depend upon our future operating performance, which may be affected by general economic, financial, competitive, legislative, regulatory, business and other factors beyond our control. We will not be able to control many of these factors, such as the economic conditions in the markets in which we operate and initiatives taken by our competitors. In addition, there can be no assurance that future borrowings or equity financing will be available for the payment or refinancing of our indebtedness. If we are unable to service our indebtedness, whether in the ordinary course of business or upon acceleration of such indebtedness, we may be forced to pursue one or more alternative strategies, such as restructuring or refinancing our indebtedness, selling assets, reducing or delaying capital expenditures or seeking additional equity capital. There can be no assurance that any of these strategies could be effected on satisfactory terms, if at all.

We may not be able to finance future needs or modify our business plan because of restrictions placed on us by our senior secured credit facility, the indenture for senior secured notes and the instruments governing our other indebtedness.

Our senior secured credit facility, as amended and restated, the indenture for our senior secured notes and other agreements governing our other indebtedness contain covenants that restrict us from taking various actions such as incurring additional debt under certain circumstances, paying dividends, making investments, entering into transactions with affiliates, merging or consolidating with other entities and selling all or substantially all of our assets. We are also bound to comply with certain specified tests under our senior secured credit facility. These restrictions could limit our ability to obtain future financings, make needed capital expenditures, withstand future downturns in our business or the economy in general or otherwise conduct necessary corporate activities. We may also be prevented from taking advantage of business opportunities that arise because of limitations imposed on us by these restrictive covenants.

If we do not comply with these or other covenants and restrictions contained in our senior secured credit facility, the indenture and other agreements governing our indebtedness, we could be in default under those agreements, and the debt under those instruments, together with accrued interest, could then be declared immediately due and payable. If we default under our senior secured credit facility, the lenders could cause all of our outstanding debt obligations under our senior secured credit facility to become due and payable, require us to apply all of our cash to repay the indebtedness or prevent us from making debt service payments on any other indebtedness we owe. In addition, any default under our senior secured credit facility or agreements governing our other indebtedness could lead to an acceleration of debt under other debt instruments that contain cross-acceleration or cross-default provisions. If the indebtedness under our senior secured credit facility and indenture is accelerated, we may not have sufficient assets to repay amounts due under our senior secured credit facility, the exchange notes or under other debt securities then outstanding. Our ability to comply with these provisions of our senior secured credit facility, the indenture and other agreements governing our other indebtedness may be affected by changes in the economic or business conditions or other events beyond our control.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Property.

Our Listerhill manufacturing operations are located in Muscle Shoals, Alabama and comprise approximately 1,500 acres, of which approximately 102 acres are leased. Our corporate headquarters are located in Linthicum, Maryland. Recycling currently operates shipping centers in the locations contained in the listing below.

The following table presents certain information regarding our owned and leased facilities as of December 31, 2005:

Location	Estimated Square Feet	Use	Owned/ Leased	Lease Expiration Date
Linthicum, MD	6,394	Offices	Leased	April 2006(1)
Muscle Shoals, AL	4,000,000	Alloys Plant	Owned
	215,000	Alabama Reclamation Plant	Owned
	115,000	Southern Reclamation Plant(2)(3)	Owned
	300,000	Sheffield Coating Plant(3)	Leased	March 2098
	30,928	Sewage Treatment Plant(3)	Leased	March 2098
	48,840	Drinking Water Plant(3)	Leased	March 2098
	33,105	Locomotive Shed and Maintenance Building(3)	Leased	March 2098
Albuquerque, NM	16,475	Recycling Service Center	Owned
Bristol, VA	31,800	Recycling Service Center	Leased	March 2006(4)
Charlotte, NC	30,000	Recycling Service Center	Leased	Month-to-Month
Commerce, CA	72,105	Recycling Warehousing Operation	Leased	October 2013
Denver, CO	18,260	Recycling Service Center	Owned
Lexington, KY	43,000	Recycling Service Center	Leased	February 2008
Pensacola, FL	10,900	Recycling Service Center	Leased	November 2015
Raleigh, NC	25,000	Recycling Service Center	Leased	March 2010

(1)	Lease includes an option to extend to April 2013.
(2)	The plant is owned; certain portions of the land are leased from Alcoa. The lease on the land expires March 2098.
(3)	The leases on these plants are subject to certain change of control and consent provisions. Under the terms of the lease related to the Southern Reclamation Plant, Alcoa has the right to terminate the lease if we sell, transfer or assign the lease or the Southern Reclamation plant without Alcoa’s prior consent. Under the terms of the lease related to the sewage treatment plant, Alcoa has the right to terminate the lease prior to its expiration date if we cease to operate the sewage treatment plant, cease to provide sewage treatment services to Alcoa or sell, transfer or assign the lease to the sewage treatment plant without Alcoa’s prior consent. Under the terms of the lease related to the drinking water plant, Alcoa has the right to terminate the lease prior to its expiration date if we cease to provide drinking water services to Alcoa, cease to operate the drinking water plant or sell, transfer or assign the lease of the drinking water plant without Alcoa’s prior consent. Under the terms of the lease related to locomotive shed and maintenance buildings and the related buildings and the related real property, Alcoa has the right to terminate the lease prior to the expiration date if we cease to operate our Listerhill facility, the Alabama Reclamation Plant, the Southern Reclamation Plant or the Sheffield Coating Plant or we sell, transfer or assign the lease for our Listerhill facility, the Alabama Reclamation Plant, the Southern Reclamation Plant or the Sheffield Coating Plant without Alcoa’s prior consent.
(4)	Lease includes an option to extend to March 2016.

Item 3. Legal Proceedings

We are a defendant from time to time in various legal actions arising in the normal course of business, the outcomes of which, in the opinion of management, neither individually nor in the aggregate are likely to result in a material adverse effect on our business, results of operations or financial condition.

We are a defendant in an action brought by Merrill Lynch, Pierce, Fenner & Smith Incorporated pending in the New York Supreme Court, County of New York. In this action, Merrill Lynch seeks $931,893 for out-of-pocket costs and expenses allegedly incurred pursuant to a letter agreement between Wise Metals and Merrill Lynch dated January 31, 2002, in which Merrill Lynch alleges that Wise Metals agreed to reimburse Merrill Lynch for such costs and expenses. Wise Metals has hired counsel and is vigorously contesting this law suit and believes it has meritorious defenses. Wise Metals has filed an answer to the complaint denying the material allegations and alleging several affirmative defenses and counterclaims which exceed in amount the sum sought by Merrill Lynch. Merrill Lynch moved to dismiss the Wise Metals’ counterclaims and by an order dated December 30, 2004, the Court granted this motion, dismissed the counterclaims and permitted Wise Metals to replead two of the counterclaims. Wise Metals appealed, which resulted in a reversal reinstating the dismissed counterclaims. Merrill Lynch has replied to the counterclaims. The action is proceeding and is presently in the discovery stages.

We are defendants in an action brought by a former executive pending in Alabama State Court. In this action, the plaintiff is suing to enforce an alleged settlement contract with Wise. The plaintiff alleges that a deal had been negotiated whereby in exchange for $2 million he would surrender his equity interests in Wise, forgo any claim for a $1 million severance that plaintiff alleges would otherwise come due on his 62nd birthday (payable in $50,000 quarterly installments), and provide a general release. Wise Metals has hired counsel, is vigorously contesting this law suit and believes it has meritorious defenses.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders in 2005.

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

	2005	2004	2003	2002	2001
Statement of Operations Data:
Sales	$883,844	$766,868	$619,058	$628,313	$641,945
Cost of sales	881,290	770,518	601,675	593,048	600,939

Gross margin (deficit)	2,554	(3,650)	17,383	35,265	41,006
Selling, general and administrative	10,728	11,967	9,204	6,750	9,540
Severance charges (credit)	—	—	(4,315)	6,196	3,074

Operating income (loss)	(8,174)	(15,617)	12,494	22,319	28,392
Nonrecurring charges	—	—	—	(3,221)	—
Guarantee of affiliate debt	—	—	300	1,471	2,413
Income (loss) from affiliate	—	—	973	—	—
Early extinguishment of debt	—	(7,455)	—	12,967	—
Interest expense and fees, net	(25,110)	(17,920)	(14,400)	(11,113)	(18,112)
Adjustment for contracts under SFAS 133(1)	11,666	(550)	8,196	12,704	(17,752)

Income (loss) before cumulative effect of change in accounting principle	(21,618)	(41,542)	7,563	35,127	(5,059)
Cumulative effect of change in accounting principle	—	—	—	—	(3,152)

Net income (loss)	$(21,618)	$(41,542)	$7,563	$35,127	$(8,211)

Other Data:
Depreciation and amortization	$13,355	$13,211	$12,300	$8,679	$8,084
Adjusted EBITDA(2)	7,499	33,335	30,423	33,383	29,874
Capital expenditures	14,537	12,329	10,143	14,248	8,419
Total pounds billed-rolled aluminum (in millions)	661	653	570	599	584
Number of employees at end of period—Total	1,151	1,134	1,147	1,085	1,067
Number of employees at end of period—Alloys	959	1,012	1,026	1,067	1,053
Total man hours worked (in thousands) —Alloys	1,527	1,609	1,747	1,809	2,058
Balance Sheet Data (at period end):
Cash	$6,456	$7,669	$903	$3,533	$109
Restricted cash(3)	250	250	250	6,916	15,478
Property and equipment, net	86,557	85,375	86,257	81,979	75,372
Total assets	342,077	334,470	285,640	279,213	241,396
Working capital	34,798	55,867	18,016	13,455	53,026
Total debt	290,033	254,244	175,270	163,435	136,476
Total members’ (deficit) equity	(35,289)	(12,765)	42,890	35,327	(412)

(1)	We adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activity, on January 1, 2001. We have elected not to designate any of our derivative instruments as hedges under this statement. All of our derivatives are recorded at fair value in our balance sheets. Accordingly, any unrealized loss or gain is recorded in operations as of the end of each accounting period. (See Note 1 to our Consolidated Financial Statements).
(2)	Adjusted EBITDA represents EBITDA (defined as net income (loss) before income taxes, interest expense and fees, net, and depreciation and amortization), adjusted to exclude early extinguishment of debt, income from affiliate, nonrecurring charges, severance charges and credits, LIFO adjustments, cumulative effect of change in accounting principle and mark-to-market adjustment for contracts under SFAS 133. Adjusted EBITDA is not intended to represent cash flows from operations as defined using generally accepted accounting principles and should be considered in addition to, and not as a substitute for, cash flows as a measure of liquidity or net earnings as a measure of operating performance. We include Adjusted EBITDA information because this measure is used to measure our compliance with debt covenants and used by investors and noteholders to evaluate our ability to service debt. Our measure of Adjusted EBITDA may not be comparable to similarly titled measures of other companies. The following sets forth the computation of Adjusted EBITDA:

	2005	2004	2003	2002	2001
Net income (loss)	$(21,618)	$(41,542)	$7,563	$35,127	$(8,211)
Interest expense and fees, net(a)	25,110	18,505	14,400	11,113	18,112
Depreciation and amortization	13,355	13,211	12,300	8,679	8,084
Early extinguishment of debt	—	7,455	—	(12,967)	—
Income from affiliate	—	—	(1,273)	(1,471)	(2,413)
Nonrecurring charges	—	—	—	3,221	—
Severance charges (credits)	—	—	(4,315)	6,196	3,074
LIFO adjustments(b)	2,318	35,156	9,944	(3,811)	(9,676)
Unrealized (gain) loss on derivative instruments(c)	(11,666)	550	(8,196)	(12,704)	17,752
Cumulative effect of change in accounting principle	—	—	—	—	3,152

Adjusted EBITDA	$7,499	$33,335	$30,423	$33,383	$29,874

(a)	Interest expense and fees includes servicing fees paid in conjunction with receivables asset sales in the amount of $585 in 2004.
(b)	We adopted the LIFO method of inventory in 1999. The use of LIFO in an inflationary raw material price environment such as that seen since 2003 increases the amount expensed on the income statement, reducing pre-tax income versus the use of the FIFO method. Conversely, decreasing raw material prices result in higher pre-tax income. In 2005, this LIFO adjustment includes the positive impact of a LIFO layer liquidation of approximately $8.5 million.
(c)	The mark-to-market adjustment for contracts under SFAS 133 represents the change in fair market value of derivatives recorded on our balance sheet. This non-cash adjustment is recorded in our statement of operations.

(3)	Restricted cash includes cash deposits with commodity brokers to cover open hedging positions.

Item 7. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

Overview

We are the third largest producer of aluminum beverage can stock in the world and one of the largest aluminum and other non-ferrous scrap recyclers in the United States. Beverage can stock is aluminum sheet specifically designed and engineered for the production of aluminum beverage cans. We supplied an estimated 14% of the North American market in 2005 for aluminum beverage can stock as measured by volume and own one of only five beverage can stock facilities in North America, providing valuable capacity to meet volume demands in a consolidated industry. Our can stock customers include Ball, Crown and Rexam. These customers produce aluminum cans for the largest brewers and carbonated soft drink bottlers in North America. In addition, we produce food container stock and semi-fabricated aluminum sheet for transportation and other common alloy commercial markets. Our recycling operation, Wise Recycling, provides aluminum feedstock for our aluminum sheet production as well as collection of scrap for sale in the merchant market.

Unlike some of our principal competitors, we do not manufacture aluminum from bauxite. Instead, we process aluminum scrap and prime aluminum manufactured by third parties. As a result, we do not have the capital requirements and high fixed costs associated with the production of prime aluminum. Aluminum purchases comprised approximately 70% of our cost of sales in 2005. Historically, prices of our aluminum can stock and other products have been directly correlated to the prices of our metal material cost due to the standard industry practice of passing through the metal material costs to customers. This correlation, subject to the impacts of metal ceiling or “price caps” has otherwise allowed us to maintain a relatively consistent conversion revenue, defined as net revenue less material costs, on a per pound basis. The impact of metal prices rising above the ceiling in the last three quarters of 2005 has led to a reduction in conversion revenue and resulting conversion margin. Metal ceilings are not expected to materially impact the first quarter of 2006, but are expected to impact the second and third quarters as well as the fourth quarter depending upon prevailing market conditions. This could lead to continued reductions in net conversion revenue and conversion margins.

Our can stock production takes place at our Listerhill facility in Muscle Shoals, Alabama. We purchased this facility from Reynolds in January 1999. At our Listerhill facility, we convert used beverage cans, other forms of scrap aluminum and primary ingot into high quality aluminum sheet, or can stock, that is used by our customers to produce beverage and food cans and other aluminum sheet products. There are five primary steps in the production process: (i) melting the raw material; (ii) casting an ingot; (iii) hot rolling the ingot and reducing its gauge to a 0.10 inch thickness; (iv) further reducing the thickness to customer specified gauges on our cold mills and (v) finishing the can stock with a coating. Including commercial products and can sheet, we believe our cast house and hot mill have annual capacity in excess of 1.8 and 1.4 billion pounds, respectively, while our cold mills and finishing capacity is limited to approximately 1.1 billion pounds.

We generally warehouse finished can stock at twelve locations which are strategically situated in close proximity to many of the primary customer plant locations that we serve. Our customer plant locations require daily shipments by either rail or truck to replenish warehouse inventory.

In 2005, approximately 56% and 19% of our total revenues were derived from sales to Ball and Crown, respectively. Our Listerhill facility has been a supplier to selected Ball manufacturing facilities since 1965, and we are the largest supplier of beverage can stock to Ball. Ball and Crown have contracted to purchase aluminum beverage can stock from us through multi-year supply agreements extending beyond 2006. We began to ship can stock to Rexam in 2004 and continue with Rexam to make spot shipments. We also continue with trial shipments to a fourth major beverage can manufacturer.

Our historic beverage can stock shipments have been fairly consistent since our purchase of our Listerhill facility in 1999, as the beverage can market and competitive market share positions have been relatively constant over that period.

We recognize revenue at the later of the date of shipment, or upon transfer of title. The majority of our inventory is accounted for on a last-in, first-out basis. We have elected not to designate any of our derivative instruments as hedges under SFAS No. 133. All of our derivatives have been recorded at fair value on our balance sheets.

Metal, labor, natural gas, electricity and plant maintenance costs represent the primary components of our cost of sales. In 2005, scrap aluminum represented approximately 74% of our metal input. In 2005, aluminum represented approximately 70% of our cost of sales. Purchases of scrap aluminum from Recycling and our customers made up 42% of total scrap used, with the balance coming from purchases in the open market. The scrap purchase arrangements with our key customers through which we purchase scrap aluminum generated in their can production processes provided us with approximately 31% of our scrap aluminum requirements, in 2005. In 2005, scrap aluminum purchases from Recycling represented 11% of our purchases of scrap aluminum. Recycling presently operates seven area centers with twenty service centers and eighteen convenience centers associated with the area centers. Recycling would have been profitable as a stand alone entity in 2005. A new area center opened in Los Angeles in May 2004. Recycling continues to identify potential locations where there is a sufficient industrial base to provide scrap to the plant and operate profitably on an independent basis. Recycling also sells copper and other non-ferrous scrap to unaffiliated third party buyers.

The primary aluminum alloys utilized in our business are readily available and are purchased from both foreign and domestic sources.

We currently purchase natural gas on a bid basis from Atmos which is delivered through Northern Alabama Gas District Pipeline and purchase electricity from the TVA, which provides for firm power at fixed prices and variable power at market prices.

Shipping and handling costs amounted to $23.9 million, $25.5 million, and $17.5 million for the years ended December 31, 2005, 2004 and 2003, respectively, and are recorded as a reduction of sales in the statements of operations. Shipping costs increased in 2004 as a result of increased shipment volumes from 605.2 million pounds in 2003 to 736.1 million pounds in 2004. While shipments in 2005 further increased to 764.7 million pounds, freight costs actually decreased from $25.5 million in 2004 to $23.9 million in 2005 due to more effective use of rail transportation which provides for a less expensive mode of transportation versus shipments by truck.

Selling, general and administrative expenses consist primarily of employment and various administrative expenses. Employment costs comprised approximately 44% of selling, general and administrative expenses in 2005. Eleven unions represent our hourly workers under seven collective bargaining agreements. The current labor agreements are in effect through November 1, 2007.

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

Operating Results

Conversion Revenue and Conversion Margin

There are two components to our pricing under industry standards for can sheet pricing (which accounted for 91% of our Listerhill facility’s output in 2005). The first component is the market price for aluminum that we can pass on to our customers, subject to an industry-wide ceiling price. Under this industry formula, the metal transfer price is changed twice annually, specifically on April 1 and again on October 1. The metal transfer price for the period April 1 through September 30 is determined based on the average published Midwest P1020 aluminum price for the immediately prior six-month period ended the last day of February. Likewise, the metal transfer price for the period October 1 through the following March 31 is determined based on the average published Midwest P1020 aluminum price for the immediately prior six-month period ended the last day of August. We reduce our exposure to aluminum price fluctuations by passing cost increases to customers through an indexed sales pricing mechanism and by fixing the cost of metal through forward contracts on the LME. Although the spread differential between prime metal and scrap cannot be cost effectively hedged in the financial markets, we minimize market price risk with respect to scrap aluminum we receive from our customers and reprocess at a fixed conversion spread.

Historically, prices of our aluminum can stock and other products have been directly correlated to the prices of our metal material cost due to the standard industry practice of passing through these metal material costs to customers. This correlation, subject to the impacts of metal ceiling or “price caps” has otherwise allowed us to maintain a relatively consistent conversion revenue, defined as net revenue less material costs, on a per pound basis. The impact of metal prices rising above the ceiling in the last three quarters of 2005 has led to a reduction in conversion revenue and resulting conversion margin. Metal ceilings are not expected to materially impact the first quarter of 2006, but are expected to impact the second and third quarters as well as the fourth quarter depending upon prevailing market conditions. This could lead to continued reductions in net conversion revenue and conversion margins.

The second component is a fixed conversion, or value added, price. The fixed conversion price is calculated annually using Alcoa’s list price as a basis and along with metal price caps is the most significant factor influencing our profitability. Conversion pricing under the supply agreement is subject to renegotiation each year as well as at such times that our major competitors change their published conversion prices. Because of the importance of the conversion price to our operating results, we measure conversion margin to evaluate our performance. Conversion margin is determined as conversion revenue (sales less metal cost and the effect of LIFO) less conversion cost (cost of sales less metal costs). Below is a reconciliation of these non-GAAP financial measures to their related GAAP basis measures.

	2005	2004	2003
Sales	$883,844	$766,868	$619,058
Less:
Metal Costs	(620,710)	(550,060)	(401,233)
LIFO adjustment	2,318	35,156	9,944

Conversion Revenue	$265,452	$251,964	$227,769

Cost of Sales	$881,290	$770,518	$601,675
Less:
Metal Costs	(620,710)	(550,060)	(401,233)

Conversion Costs	$260,580	$220,458	$200,442

Conversion Revenue	$265,452	$251,964	$227,769
Conversion Costs	260,580	220,458	200,442

Conversion Margin	$4,872	$31,506	$27,327

During 2005, we announced our intention to raise prices and to move away from the ceiling on metal transfer pricing. Under current agreements, our customers may have a price cap or ceiling resulting in the customer not paying a metal transfer price above the ceiling. For the second, third and fourth quarters of 2005 the metal transfer price was above the ceiling. As a result of customer contract negotiations, we were able to obtain ceiling relief that materially eliminated the metal ceiling impact for the first quarter of 2006. We do, however, expect there to be a material impact of the metal ceiling in the second and third quarters of 2006. We are continuing discussions with our customers to implement the now industry-wide announced intentions to eliminate all metal ceilings.

Year ended December 31, 2005 compared to year ended December 31, 2004

Sales. Our sales increased from $766.9 million in 2004 to $883.8 million in 2005, an increase of $116.9 million, or 15%. Total volumes increased from 736 million pounds in 2004 to 765 million pounds in 2005, an increase of 29 million pounds, or 4%. The increased shipments were the result of a 24% increase in shipments at Recycling combined with a 1% increase at Alloys. The increased shipments at Recycling resulted from continued internal growth and expansion efforts within existing facilities to handle increased non-aluminum scrap such as copper and brass. Also contributing to sales increases were continued higher commodity prices for aluminum and other scrap products which resulted in price increases for products including can sheet and recycled products.

Cost of Sales. Cost of sales increased from $770.5 million in 2004 to $881.3 million an increase of $110.8 million or 14%. Metal costs, accounted for on the last-in-first-out (LIFO) basis and representing 70.4% and 71.4% of cost of sales in 2005 and 2004, respectively, increased from $550.1 million in 2004 to $620.7 million in 2005, an increase of $70.6 million or 13%. Gross margin improved from a deficit of ($3.7) million in 2004 to a margin of $2.6 million in 2005. Contributing to this improvement is the 2004 impact of higher metal costs accounted for on LIFO. Metal prices in 2005 averaged approximately 8% higher than in 2004, while metal prices in 2004 averaged approximately 23% higher than in 2003. The smaller increase in metal prices combined with an overall reduction in the days of inventory on-hand subject to LIFO, resulted in an $8.5 million gain from the LIFO liquidation. Conversion costs, which exclude metal, but include employment, energy, materials and other increased from $220.5 million in 2004 to $260.6 million in 2005. Conversion costs as a percentage of conversion revenue increased from 87.5% in 2004 to 98.2% in 2005. Resulting conversion margin decreased from $31.5 million in 2004 to $4.9 million in 2005. The decrease in conversion margin resulted from increased prices paid for energy including natural gas. The price paid per mmBTU in 2004 was $6.18 versus an average price paid in 2005 of $8.98, an increase of 45% or approximately $2.80 per mmBTU. Based on annual usage of approximately 4.4 million mmBTUs, this price increase contributed approximately $12.3 million to the decrease in conversion margin in 2005. Also contributing to the margin decrease was an approximate $8.1 million impact from metal price caps on can sheet which reduced the effective selling price of can sheet and preventing a full pass-through of increased aluminum prices. Also contributing to the decrease were the effects of other input costs increases including coatings, the disruptive effects of both Hurricanes Katrina and Rita on production, as well as the adverse effects of the temporary curtailment of shipments to a major cansheet customer. During 2005 we announced price increases and our intentions to eliminate the metal ceiling on can sheet contracts. In response to this announcement, one of our major can sheet customers withdrew their volume for the third quarter and later restored their shipments in the fourth quarter.

Selling, General and Administrative. Selling, general and administrative expenses decreased from $12.0 million in 2004 to $10.7 million in 2005, a decrease of $1.3 million or 11%. Contributing to this decrease was an approximate $0.7 million in bank charges in 2004 for an accounts receivable asset sale transaction for which no similar transactions were completed in 2005.

Early Extinguishment of Debt. Effective May 5, 2004, we issued $150 million of 10.25% senior secured notes due 2012. Use of these proceeds included an early extinguishment of the subordinated 15% notes for which a prepayment penalty of $3.5 million was paid and is included as other expense in the Company’s 2004 consolidated statement of operations. As part of the refinancing, approximately $4.0 million of deferred financing costs were written off through accelerated amortization of deferred financing fees and is also included as other expense. Accordingly, total early extinguishment of debt in 2004 was $7.5 million.

Interest Expense and Fees. Interest expense, including regular amortization of deferred financing costs, increased from $17.9 million in 2004 to $25.1 million, an increase of $7.2 million, primarily as a result of higher outstanding borrowings due to higher metal prices, higher interest rates on the variable rate revolving line of credit and as a result of issuing the $150 million of 10.25% senior secured notes which occurred on May 5, 2004. Non-cash amortization of deferred financing costs for the year ended December 31, 2005 and included in interest expense and fees was $1.2 million.

Mark-to-Market for Contracts under SFAS No. 133. This gain represents the non-cash gain we recognized pursuant to SFAS No. 133. The unrealized gains were as a result of forward contracts entered into to hedge the cost of natural gas and aluminum. The fair value at December 31, 2005 for natural gas and aluminum derivatives were ($0.6) million and $16.4 million, respectively. In 2005, we recognized an unrealized gain of $11.7 million versus a loss of $0.6 million in 2004.

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

Mark-to-Market for Contracts under SFAS No. 133. This loss represents the non-cash loss we recognized pursuant to SFAS No. 133. The unrealized losses were as a result of forward contracts entered into to hedge the cost of natural gas and aluminum. The fair value at December 31, 2004 for natural gas and aluminum derivatives were ($0.7) million and $4.7 million, respectively. In 2003, we recognized an unrealized loss of $0.6 million versus income of $8.2 million in 2003.

Liquidity and Capital Resources

Our principal source of cash to fund liquidity needs is net cash provided by operating activities and availability under the revolving portion of our senior secured facility. We anticipate that our primary liquidity needs will be for debt service, working capital, capital expenditures and distributions for tax purposes. Our debt service costs increased as a result of the offering of the senior secured notes. We believe that cash generated from operations and available borrowings under our senior secured credit facility, as amended and restated, will be sufficient to enable us to meet our liquidity requirements in the foreseeable future.

Our liquidity has been directly impacted by aluminum prices which have increased steadily and dramatically since 2002. Average aluminum prices in 2002 were 65.4 cents per pound and have risen over 40% to average 91.7 cents per pound for 2005. In December 2005, aluminum prices had risen to average $1.07 per pound and risen still further to average $1.17 per pound in February 2006. These price increases have and are continuing to impact our working capital requirements resulting in higher outstanding debt supported by higher levels of receivables and inventory. Our net liquidity is determined based on a standard borrowing base formula which accounts for the collateral value of inventory and receivables on a basis approximating the lower of current cost (on a FIFO basis) or fair market value. This borrowing base is then compared to the outstanding loan balance including outstanding letters of credit to determine a net amount available for additional borrowings. Our liquidity could also be hampered if we incurred significant unexpected increases in necessary capital expenditures. Significant increases in volumes could also impact our liquidity. See “Risk Factors” for certain circumstances that could adversely affect our liquidity. In particular, a default under our senior secured credit facility or decreased sales or lower margins from our sales to Ball or Crown could have a material adverse effect on our liquidity. Reduced margins have and will occur should our can sheet sales continue to be affected by ceiling on the metal transfer price that we pass on to our customers. While the metal ceiling is not expected to materially impact sales in the first quarter of 2006, metal ceilings are expected to impact the second and third quarters as metal costs exceed the ceilings in certain contracts. The impact on the fourth quarter is unknown and is subject to prevailing market conditions including continued discussion with customers to obtain additional relief from such ceilings including industry-wide announced expectations to eliminate ceilings with all new contract renewals.

To address potential liquidity concerns due to rising aluminum prices, subsequent to year-end and on March 3, 2006, we amended our senior secured credit facility to provide for an increase to the revolver limit from $150 million to $180 million. As a result, we were able to increase the amount of availability under this revolver from approximately $10.2 million as of December 31, 2005 to approximately $30.7 million at closing. These availability amounts remain subject to the limitations on permitted indebtedness included in the indenture for our senior secured notes dated as of May 5, 2004.

Should aluminum prices continue to rise, we expect that the collateral value of our working capital would continue to rise sufficiently to warrant further increases to the senior secured credit facility should required borrowings and conditions dictate. As such, we believe our available sources of credit will be sufficient to meet our liquidity needs.

Year ended December 31, 2005 compared to year ended December 31, 2004

Operating Activities. During the year ended December 31, 2005, net cash used in operating activities was $21.6 million as compared to $33.8 million in 2004. Cash used in or provided by operating activities are subject to fluctuations in working capital requirements especially for accounts receivable and inventories. Accounts receivable increased from $46.3 million at December 31, 2004 to $73.3 million at December 31, 2005, an increase of $27 million. This increase is a result of timing and the rising price of metal. The payments by our customers are made at periodic times during the week and month, not everyday, nor exactly in 30 days, so the balance in receivables can fluctuate significantly at the end of a quarter depending on the timing of receiving payments. In addition, in late 2005, a significant can sheet customer who had curtailed orders during the third quarter, increased its order rate significantly at the end of the year leading to a temporary increase in accounts receivable to that customer and a corresponding decrease in inventory levels. The increase in working capital requirements affecting both accounts receivable and inventory were also result of higher aluminum prices which increased an average of approximately 8% for the year.

Investing Activities. In 2005, our capital expenditures were $14.5 million as compared to $12.3 million in 2004. These expenditures, which exclude recurring maintenance expenditures, are comprised of capital improvements principally related to machinery and equipment. We do not anticipate the need to make any major capital expenditures in the immediate future.

Financing Activities. Net cash provided by financing activities was $34.9 million in 2005 compared with $52.9 million in 2004. Net cash provided by financing activities was from increased borrowings under the senior secured credit facility.

Effective October 31, 2005, we amended and restated our revolving credit facility to increase the revolver limit from $125 million to $150 million, subject to a borrowing base calculation and certain working capital eligibility requirements and limits. Proceeds from the revolver are used primarily to finance increased working capital requirements due to higher shipment levels and increased metal prices.

On March 3, 2006, we further amended and restated our revolving credit facility to increase the revolver limit from $150 million to $180 million.

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

Backlog of Customer Business

We maintain long-term supply agreements with our key customers in the aluminum can sheet market. Specifically, we have a long-term multi-year contracts with Ball and Crown extending beyond 2006. At present, we have orders from Rexam and expect orders to continue through at least the end of 2006. These customers represent three of the four largest aluminum can manufacturers both in the United States and globally. Metal Container, a captive subsidiary of Anheuser Busch, is the fourth of these major manufacturers that comprise substantially all of the United States market and a majority of the global aluminum can production market.

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

Under the terms of our customer contracts, we use an industry standard for pricing the metal component of all aluminum can sheet sold. This standard is described above in “—Conversion Revenue and Conversion Margin.” Accordingly, at any given point of time, we effectively have seven months of delivery priced under the master contract, the exact specifications and delivery locations to be specified as described below.

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

Financing Arrangements

Effective May 5, 2004, we issued $150 million of 10.25% senior secured notes due 2012. In conjunction with issuing the notes, we, on the same date, amended and restated our secured credit facility reducing the revolving line of credit from $130 million to $75 million which on November 10, 2004 was amended and restated to increase the revolving line of credit to $125 million. The revolving line of credit was again increased on both October 31, 2005 and on March 3, 2006 to $150 million and then to $180 million as a means to fund higher working capital requirements resulting from higher aluminum prices. The proceeds of the notes were used to primarily repay the $30 million term loan of which $20 million had been outstanding, to repay our subordinated notes of $36 million and to repurchase members’ equity of $14 million. The remaining proceeds were used to initially reduce the revolving line of credit and for working capital purposes.

The repayment of the subordinated 15% notes represented an early extinguishment for which a prepayment penalty of $3.5 million was paid and is included as other expense in the Company’s second quarter consolidated statement of operations. As part of the refinancing, approximately $4.0 million of deferred financing costs were written off through accelerated amortization of deferred financing fees and is also included as other expense. Accordingly, total early extinguishment of debt in 2004 was approximately $7.5 million.

In 2004, total financing costs of approximately $8.2 million were incurred and were deducted from the $150 million gross proceeds and are included on the balance sheet as other long term assets.

As a result of amending and restating the secured credit facility in 2004, the interest rate on the revolving line of credit was reduced from a variable rate of prime plus a range of 0.75% to 1.50% or LIBOR plus a range of 2.75% to 3.50% to a variable rate of prime plus a range of 0% to 0.50% or LIBOR plus a range of 2.25% to 2.75%.

Quarterly Information

Our quarterly revenues tend to fluctuate period to period based in large part on changes in aluminum prices. Absent the effect of ceilings on metal transfer prices, these changes generally do not affect our cash flow because we seek to match our hedging positions to our contractually-obligated sales agreements. The pass through of aluminum cost increases to customers is done through an indexed pricing mechanism, subject to an industry-wide ceiling, and/or by fixing the cost of metal through forward contracts on the LME. Our net income may also fluctuate period to period because we may have non-cash unrealized gains or losses related to our aluminum and natural gas futures contracts.

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

In determining the fair value of our aluminum futures and options contracts, interest rate caps, and our natural gas caps and swaps, we use market quotes for contracts of similar maturities or management estimates in the absence of available market quotes. We adjust the market quotes for our aluminum derivative instruments for premiums or discounts for various product grades, locations and the closing times for various terminal markets. Differences in actual market prices from those estimated may cause us to make adjustments in future periods to reflect these differences.

Allowance for Doubtful Accounts

Our ability to collect outstanding receivables from our customers is critical to our operating performance and cash flows. Typically, our customer agreements require monthly payments, mitigating the risk of non-collection. We record an allowance for uncollectible accounts based on our ongoing monitoring of our customers’ credit and on the aging of the receivables. If the financial condition of our two largest customers, which accounted for 78% of our accounts receivable at December 31, 2005, were to deteriorate, resulting in an impairment of their ability to make payments, the recorded allowance for doubtful accounts may not be sufficient.

Contractual Obligations and Other Commitments

The following tables summarize our material contractual obligations as of December 31, 2005.

Payments due by period—December 31, 2005

(in thousands)

	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt obligations(1)	$152,807	$1,681	$639	$487	$150,000
Purchase obligations(2)	136,105	136,105	—	—	—
Interest on fixed-rate debt instruments	99,938	15,375	30,750	30,750	23,063
Operating leases	6,486	1,215	1,997	1,382	1,892
Other long-term liabilities reflected on balance sheet under GAAP(3)	1,895	289	731	645	230

Total contractual obligations	$397,231	$154,665	$34,117	$33,264	$175,185

(1)	Long-term obligations include Wise Recycling mortgages which were refinanced in 2006 as discussed in Section 6, Financing Arrangements, in the Notes to Consolidated Financial Statements.
(2)	Purchase obligations include an estimate for metal purchases based on price commitments.
(3)	Other long-term obligations include certain future payments related to employment contracts for certain of our current executives. See “Management—Employment Agreements.”

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to changes in interest rates as a result of our outstanding debt. A hypothetical 100 basis point increase (or decrease) in interest rates from December 31, 2005 levels would impact our interest expense by approximately $1.4 million. Certain materials used in the manufacture of our products, most significantly natural gas and aluminum, are subject to price volatility. While future movements in prices of natural gas and aluminum are uncertain, the Company enters into certain derivative contracts to mitigate the exposure to natural gas and aluminum prices. The Company has not designated these instruments as hedges under SFAS 133 and, accordingly, the mark-to-market impact of these derivatives is recorded each period in current earnings. A hypothetical increase in aluminum prices only impacts the Company to the extent such increase was to exceed the metal price caps in our agreements with our customers since we pass the metal price along to our customers. In 2005 we used approximately 4.4 million mmBTU’s of natural gas. A hypothetical $1 increase (or decrease) per mmBTU would have impacted our cost of sales by a corresponding $4.4 million.

Item 8. Financial Statements and Supplementary Data.

The following consolidated financial statements of the Company and its subsidiaries are included herein as indicated below:

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM ON CONSOLIDATED FINANCIAL STATEMENTS

Members

Wise Metals Group LLC

We have audited the accompanying consolidated balance sheets of Wise Metals Group LLC (the Company) as of December 31, 2005 and 2004, and the related consolidated statements of operations, members’ equity and cash flows for each of the three years in the period ended December 31, 2005. Our audit also included the financial statement schedule listed in the index at item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Wise Metals Group LLC at December 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Baltimore, Maryland

March 29, 2006

Wise Metals Group LLC

Consolidated Balance Sheets

	December 31
	2005	2004
	(In Thousands)
Assets
Current assets:
Cash	$6,456	$7,669
Restricted cash	250	250
Accounts receivable, less allowance for doubtful accounts ($1,060 in 2005 and $200 in 2004)	73,326	46,336
Inventories	142,151	175,809
Fair value of contracts under SFAS 133	20,183	7,111
Other current assets	4,379	2,490

Total current assets	246,745	239,665

Non-current assets:
Property and equipment, net	86,557	85,375
Other assets	8,492	9,147
Goodwill	283	283

Total non-current assets	95,332	94,805

Total assets	$342,077	$334,470

	December 31
	2005	2004
	(In Thousands)
Liabilities and members’ deficit
Current liabilities:
Accounts payable	$54,493	$57,855
Current portion of long-term debt	1,477	1,529
Borrowings under revolving credit facility	137,730	101,675
Fair value of contracts under SFAS 133	1,542	755
Accrued expenses, payroll and other	16,705	21,984

Total current liabilities	211,947	183,798

Non-current liabilities:
Term loan, less current portion	826	1,040
Senior secured notes	150,000	150,000
Fair value of contracts under SFAS 133	2,864	2,366
Other liabilities	11,729	10,031

Total non-current liabilities	165,419	163,437

Commitments and contingencies	—	—

Members’ deficit	(35,289)	(12,765)

Total liabilities and members’ deficit	$342,077	$334,470

See accompanying notes.

Wise Metals Group LLC

Consolidated Statements of Operations

	Years ended December 31
	2005	2004	2003
	(In Thousands)
Sales	$883,844	$766,868	$619,058
Cost of sales (See Note 2 – Inventories/ LIFO)	881,290	770,518	601,675

Gross margin (deficit)	2,554	(3,650)	17,383

Operating expenses:
Selling, general and administrative	10,728	11,967	9,204
Severance credits	—	—	(4,315)

Operating (loss) income	(8,174)	(15,617)	12,494

Other income (expense):
Guarantee of affiliate debt	—	—	300
Income from affiliate	—	—	973
Early extinguishment of debt	—	(7,455)	—
Interest expense and fees, net	(25,110)	(17,920)	(14,400)
Mark-to-market adjustment for contracts under SFAS 133	11,666	(550)	8,196

	(13,444)	(25,925)	(4,931)

Net (loss) income	$(21,618)	$(41,542)	$7,563

See accompanying notes.

Wise Metals Group LLC

Consolidated Statements of Members’ Equity (Deficit)

	Preferred Member’s Equity	Common Members’ Equity (Deficit)	Total
	(In Thousands)
Balance at December 31, 2002	$22,500	$12,827	$35,327
2003 net income	—	7,563	7,563

Balance at December 31, 2003	22,500	20,390	42,890
Repurchase of preferred member’s equity	(9,000)	—	(9,000)
Cancellation of liquidation preference	(13,500)	13,500	—
Repurchase of common member’s equity	—	(5,113)	(5,113)
2004 net loss	—	(41,542)	(41,542)

Balance at December 31, 2004	—	(12,765)	(12,765)
Repurchase of common member’s equity	—	(906)	(906)
2005 net loss	—	(21,618)	(21,618)

Balance at December 31, 2005	$—	$(35,289)	$(35,289)

See accompanying notes.

Wise Metals Group LLC

Consolidated Statements of Cash Flows

	Years ended December 31
	2005	2004	2003
	(In Thousands)
Cash flows from operating activities
Net (loss) income	$(21,618)	$(41,542)	$7,563
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	13,355	13,211	12,300
Amortization of deferred financing fees	1,208	4,859	2,126
Guarantee of affiliate debt	—	—	(300)
LIFO provision	2,318	35,156	9,944
Loss on extinguishment of debt	—	7,455	—
Unrealized (gain) loss on contracts under SFAS 133	(11,666)	550	(8,196)
Changes in operating assets and liabilities:
Restricted cash	—	—	6,666
Accounts receivable, net	(26,990)	(25,930)	(562)
Inventories	31,340	(47,715)	(14,263)
Other current assets	(1,889)	541	(1,698)
Accounts payable	(3,362)	18,192	(6,931)
Advances to/from related parties	—	—	(2,952)
Accrued expenses, payroll and other	(4,255)	1,400	(6,037)

Net cash used in operating activities	(21,559)	(33,823)	(2,340)

Cash flows from investing activities
Net cash received in acquisition of Wise Recycling LLC	—	—	736
Purchase of equipment	(14,537)	(12,329)	(10,143)

Net cash used in investing activities	(14,537)	(12,329)	(9,407)

Cash flows from financing activities
Net issuance (repayments) of short-term borrowings	36,003	(12,635)	15,632
Proceeds of senior secured notes offering, net of fees paid	—	141,816	—
Repayment of term debt	—	(22,500)	(6,515)
Repayment of subordinated debt	—	(35,687)	—
Prepayment fee on subordinated debt	—	(3,500)	—
Payments on long-term obligations	(214)	(463)	—
Purchase of members’ equity	(906)	(14,113)	—

Net cash provided by financing activities	34,883	52,918	9,117

Net increase (decrease) in cash and cash equivalents	(1,213)	6,766	(2,630)
Cash and cash equivalents at beginning of year	7,669	903	3,533

Cash and cash equivalents at end of year	$6,456	$7,669	$903

See accompanying notes.

Wise Metals Group LLC

Notes to Consolidated Financial Statements

December 31, 2005

(Dollars in Thousands)

1. Organization and Basis of Presentation

Wise Metals Group LLC is a holding company formed for the purpose of managing the operations of Wise Alloys LLC, Wise Recycling LLC and Listerhill Total Maintenance Company LLC (collectively, the Company). Wise Alloys LLC (Alloys) manufactures and sells aluminum can stock and related aluminum products primarily to aluminum can producers. Prior to June 30, 2003, the Company held a 50% membership interest in Wise Recycling LLC (Recycling) through a joint venture with Tomra North America, Inc. (TNA). Effective July 1, 2003, TNA conveyed its membership interest to Recycling, leaving the Company as the sole remaining member of Recycling. As a result, Recycling is now a wholly owned subsidiary, engaged in the recycling and sale of scrap aluminum and other non-ferrous metals. Listerhill Total Maintenance Company LLC (TMC) specializes in providing maintenance, repairs and fabrication to manufacturing and industrial plants all over the world ranging from small onsite repairs to complete turn-key maintenance.

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

A summary of the Company’s derivative instruments and related activity at December 31, 2005, 2004 and 2003, and for the years then ended is as follows:

	2005		2004		2003
Description of Derivative Instrument	Fair Value	Unrealized Gain (Loss)	Fair Value	Unrealized Gain (Loss)	Fair Value	Unrealized Gain (Loss)
Aluminum futures and options	$16,394	$11,693	$4,745	$1,361	$2,827	$8,602
Interest rate caps	—	—	—	(21)	20	(102)
Natural gas caps and swaps	(617)	(27)	(755)	(1,890)	958	(304)

	$15,777	$11,666	$3,990	$(550)	$3,805	$8,196

Derivatives and Hedging Activity (continued)

In connection with the Company’s futures activity, the Company maintains lines of credit with brokers to cover unrealized losses on futures contracts and uses options to manage price exposure with respect to firm commitments to purchase or sell aluminum. There were no deposits with brokers at December 31, 2005 and 2004.

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

During the three years in the period ended December 31, 2005, the Company earned revenues from two customers that individually exceeded 10% of all revenues. These customers also comprised a significant amount of accounts receivable at December 31 as follows:

	2005		2004		2003
	Revenues	Accounts Receivable	Revenues	Accounts Receivable	Revenues	Accounts Receivable
Customer A	$517,568	$34,147	$481,739	$20,860	$405,605	$13,459
Customer B	176,558	23,191	202,026	19,048	156,139	2,340

During the years ended December 31, 2005, 2004 and 2003, the Company purchased approximately 31%, 27%, and 29%, respectively, of its raw materials from two major suppliers.

The Company is exposed to credit loss in the event of nonperformance of counterparties to open positions, commodity futures, and option contracts. This exposure is limited to those instances where the Company is in a net unrealized gain position. This credit risk is managed by entering into arrangements with counterparties meeting the credit standards and by monitoring position limits.

Certain employees of the Company are covered under collective bargaining agreements. Union contracts covering all union employees representing approximately 76% of all employees extend through 2007.

Inventories

Inventories consisted of the following:

	December 31
	2005	2004
Manufacturing inventories:
Raw materials	$50,040	$71,867
Work in progress	64,941	55,623
Finished goods	58,921	77,458
LIFO reserve	(49,540)	(47,222)

Total manufacturing inventories	124,362	157,726
Supplies inventory	17,789	18,083

Total inventories	$142,151	$175,809

Inventories (continued)

The Company uses the last-in, first-out (LIFO) method of accounting for the manufacturing inventories for both book and tax purposes. If the first-in, first-out (FIFO) method had been used at December 31, 2005, inventories would have been approximately $49,540 higher. During 2005, reductions in LIFO inventories resulted in liquidations of LIFO inventory layers carried at lower costs prevailing in prior years as compared with costs of current year purchases. The effect of the LIFO liquidations on 2005 results was to decrease costs of sales and net loss by approximately $8.5 million.

Supplies inventory is valued on an average cost basis. Inventories maintained by Recycling, totaling $6,602 and $5,427 at December 31, 2005 and 2004, respectively, and comprised solely of raw materials, are valued on a first-in, first-out (FIFO) basis.

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets (buildings–40 years, machinery and equipment–5 to 30 years, and furniture and fixtures–5 to 10 years). Maintenance and repair costs are charged to operations as incurred, major renewals and betterments are capitalized.

Deferred Financing Costs

The Company has approximately $7,772 and $8,568 of unamortized deferred financing costs at December 31, 2005 and 2004, respectively. These costs are being amortized over the life of the related secured credit facilities (see Note 6) and are included in other non-current assets in the consolidated balance sheets. Accumulated amortization is approximately $1,916 and $708 at December 31, 2005 and 2004, respectively.

Revenue Recognition

Sales revenue is recognized when products are shipped to customers, or upon transfer of title, if that occurs later.

Shipping and Handling Costs

Shipping and handling costs incurred by the Company amounted to $23,892, $25,489 and $17,529 for the years ended December 31, 2005, 2004, and 2003, respectively, and are recorded as a reduction of sales in the consolidated statements of operations.

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

New Accounting Pronouncements

Effective January 1, 2006 the Company is required to adopt financial accounting standard (SFAS) No. 123R, “Share Based Payments” which requires an enterprise to expense share based payments based on fair value. As more fully discussed in Note 10, the Company previously adopted the provisions of SFAS 123, “Accounting For Stock Based Compensation” which previously required expensing fair value of awards. As such, the adoption of 123R will not have a material impact on the Company’s financial position or results of operations.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs.” The Company is required to adopt the provisions of SFAS No. 151 on a prospective basis, as of January 1, 2006. SFAS No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. SFAS No. 151 requires that those items – if abnormal – be recognized as expenses in the period incurred. In addition, SFAS No. 151 requires the allocation of fixed production overheads to the costs of conversions based upon the normal capacity of the production facilities. The Company does not believe that the adoption of SFAS No. 151 will have a material impact on its financial position or results of operation.

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

Prior to the conveyance transaction, the Company’s share of the losses from Recycling had exceeded the carrying amount of the investment. Because the Company had guaranteed debt of Recycling, losses in excess of the carrying value of the investment were recorded. The amount of the guarantee was reduced in 2003, which resulted in the Company recognizing income to the extent of the reduced guarantee. Effective June 30, 2003, with the conveyance transaction, the $201 remaining balance of the “guarantee of affiliate debt” was eliminated in the consolidation of Recycling.

4. Property and Equipment

Major classes of property and equipment are:

	December 31
	2005	2004
Land, buildings and improvements	$11,614	$11,106
Machinery and equipment	120,759	111,410
Furniture, fixtures and other	3,610	2,889
Construction in progress	11,344	8,392

	147,327	133,797
Accumulated depreciation	(60,770)	(48,422)

	$86,557	$85,375

Depreciation expense for the years ended December 31, 2005, 2004 and 2003 was $13,355, $13,211 and $11,050, respectively.

5. Severance Charges

During 2002, the Company continued efforts to reduce employee headcount and increase operational efficiencies. As a result, the Company gave notice of termination to 235 operational and administrative personnel, for which the Company accrued $6,196 of severance and related benefit costs. During 2003, management decided to retain a number of these employees either through reassignment or by maintaining certain operations that it had previously planned to discontinue. As a result approximately $4,401 of the accrued severance at December 31, 2002 was no longer needed and was, therefore, credited to income in 2003. The remainder of these costs was paid during 2003. These amounts have netted against operating expenses in the 2003 consolidated statements of operations.

The following table illustrates these severance charges for the years ended December 31:

	2005	2004	2003
Balance at the beginning of the year	$—	$554	$7,594
Accrual of severance and related benefits	—	—	86
Payments made	—	(554)	(2,725)
Reversal of severance accrual	—	—	(4,401)

Balance at the end of year	$—	$—	$554

6. Financing Arrangements

Debt consists of the following at December 31:

	2005	2004
Revolving and secured credit facility	$137,730	$101,675
Senior secured 10.25% notes due 2012	150,000	150,000
Other notes payable	2,303	2,569

	290,033	254,244
Less current portion	(139,207)	(103,204)

	$150,826	$151,040

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

Further use of proceeds included an early extinguishment of subordinated 15% notes for which a prepayment penalty of $3,500 was paid and is included as other expense in the Company’s consolidated statement of operations. As part of the refinancing, approximately $3,955 of then deferred financing costs were written off through accelerated amortization of deferred financing fees and is also included as other expense. Accordingly, total early extinguishment of debt in 2004 was $7,455.

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

The revolving line of credit was again increased on October 31, 2005 to $150 million and then subsequent to year end and on March 3, 2006, the revolving line of credit was further increased to $180 million and expires on May 5, 2008.

Other notes payable includes a note to the Tennessee Valley Authority that is payable in monthly installments of principal and interest (at the rate of 4.5% per annum) through November 2010. Amounts outstanding as of December 31, 2005 and 2004 were $1,032 and $1,237, respectively. Other notes payable also include secured mortgage notes payable in the amount of $1,270 and $1,332 as of December 31, 2005 and 2004, respectively. In January, 2006 these mortgage notes were refinanced. One note was extended through January 1, 2007 and requires monthly interest only payments on a monthly variable rate of LIBOR plus 7%. The other mortgage note was extended to February 1, 2007 and now requires payments to be made in monthly installments of principal plus interest at the rate of 8% per annum.

At December 31, 2005, the Company also has $3.0 million of outstanding letter of credits with a financial institution. Substantially all the assets of the company are pledged as collateral for our financing arrangements.

Principal payments due on long-term debt outstanding for the years ending December 31 are as follows:

2006	$1,477
2007	206
2008	206
2009	206
2010	208
Thereafter	150,000

$152,303

Interest paid during the years ended December 31, 2005, 2004 and 2003, was $23,903, $15,051 and $12,584, respectively.

7. Financial Instruments

The carrying amount of the Company’s financial instruments, including cash and cash equivalents, restricted cash, accounts receivable, accounts payable, and certain other financial instruments approximates their fair value at December 31, 2005 and 2004, respectively. The fair value of the Company’s debt was approximately $263,023 and $257,347 at December 31, 2005 and 2004, respectively, based on the book value of the secured credit facility, and the Company’s estimate of fair value of the senior secured notes and the secured subordinated notes. The Company estimated the fair value of the senior secured notes based on surveyed market quotes for the notes and estimated the fair value of the secured subordinated notes using a discounted cash flow analysis, using interest rates that the Company believes would be obtainable at that point in time.

The Company, as of December 31, 2005 and 2004, has net commodity futures contracts outstanding to purchase 24,450 and 20,950 metric tons, respectively, of aluminum through 2006. At December 31, 2005 and 2004, these commodity futures had a fair value of $16,427 and $4,601, respectively. At December 31, 2005, the Company had no commodity options outstanding At December 31, 2004, the Company had 7,500 metric tons of aluminum options with a fair value of $144.

As discussed in Note 2, the Company also has natural gas swaps at December 31, 2005 and 2004. The natural gas instruments cover the Company’s estimated natural gas production requirements for the first quarter of 2006 as well as a portion of the estimated production requirements for the remainder of 2006. See Note 2 for their fair values.

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

The Company’s funding policy for these plans is to contribute negotiated amounts to the multi-employer funds and amounts necessary to meet minimum funding requirements of the Employee Retirement Income Security Act for the defined benefit

8. Benefit Plans (continued)

plans but not to exceed the maximum deductible amount allowed by the Internal Revenue Code. The Company contributed $1,649 to the multi-employer plans during 2005. Contributions to the defined benefit plan are expected to be $5,326 during 2006.

The Company uses October 31 as the measurement date for all defined benefit plans. The following summarizes the significant information relating to these defined benefit plans as of and for the years ended December 31, 2005, 2004 and 2003.

	2005		2004		2003
	Pension Benefits	Other Post-Retirement Benefits	Pension Benefits	Other Post-Retirement Benefits	Pension Benefits	Other Post-Retirement Benefits
Accumulated benefit obligation	$15,270	N/A	$12,473	N/A	$10,194	N/A

Change in benefit obligation:
Benefit obligation, beginning of year	$12,473	$7,404	$10,194	$6,121	$7,058	$4,264
Service cost	1,111	1,392	1,067	1,478	1,955	1,890
Interest cost	774	461	657	398	478	398
Actuarial (gain)/loss	1,135	(1,881)	737	(593)	298	2,898
Effect of curtailments	—	—	—	—	—	(3,329)
Significant event	—	—	—	—	490	—
Benefits paid	(223)	(29)	(182)	—	(85)	—

Benefit obligation, end of year	$15,270	$7,347	$12,473	$7,404	$10,194	$6,121

Change in plan assets:
Fair value of plan assets, beginning of year	$7,493	$—	$5,763	$—	$4,438	$—
Employer contributions	1,218	29	1,756	—	1,360	—
Benefits paid	(223)	(29)	(182)	—	(85)	—
Actual return on assets	379	—	156	—	50	—

Fair value of plan assets, end of year	$8,867	$—	$7,493	$—	$5,763	$—

Reconciliation of funded status:
Funded status	$(6,403)	$(7,347)	$(4,980)	$(7,404)	$(4,431)	$(6,121)
Unrecognized net (gain) loss	1,841	(2,648)	549	(794)	(445)	(210)
Unrecognized prior service cost	362	—	399	—	434	—

Accrued benefit cost	$(4,200)	$(9,995)	$(4,032)	$(8,198)	$(4,442)	$(6,331)

8. Benefit Plans (continued)

	2005		2004		2003
	Pension Benefits	Other Post-Retirement Benefits	Pension Benefits	Other Post-Retirement Benefits	Pension Benefits	Other Post-Retirement Benefits
Components of net periodic benefit cost:
Service cost	$1,111	$1,392	$1,067	$1,478	$1,955	$1,890
Interest cost	774	461	657	398	478	398
Expected return on plan assets	(536)	—	(413)	—	(324)	—
Amortization of prior service cost	36	—	36	—	61	—
Net gain recognition	—	(22)	—	(9)	(26)	—
Curtailments	—	—	—	—	(1,096)	—
Special termination benefits	—	—	—	—	1,887	—

Total benefit cost	$1,385	$1,831	$1,347	$1,867	$2,935	$2,288

Weighted average assumptions used to determine net periodic costs per year :
Discount rate	6.25%	6.25%	6.25%	6.25%	6.50%	6.50%
Expected long-term return on assets	7.00%	N/A	7.00%	N/A	7.00%	N/A

The allocation, by category, of assets of our defined benefit pension plan at October 31, 2005 was as follows:

Asset category:
Equity	58%
Fixed income	40%
Alternative investments (money market funds)	2%

100%

At our plan measurement date of October 31, 2005, our targeted allocation by category, of assets of our defined benefit pension plan, is equity securities of 60%, and fixed income securities of 40%. Cash from money market funds is available for planned purchases of equity and fixed income securities to achieve targeted allocations.

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

The accumulated benefit obligation related to our defined benefit pension plan and information related to the funded status of our plan at the end of each year is as follows:

	2005	2004
Projected benefit obligation	$(15,270)	$(12,473)
Accumulated benefit obligation	(15,270)	(12,473)
Fair value of plan assets	8,867	7,493

The following table sets forth benefit payments, which reflect expected future service, as appropriate, expected to be paid in the periods indicated.

	Pension Plan	Other Post Retirement
2006	$210	$52
2007	268	109
2008	320	149
2009	418	181
2010	555	254
2011 through 2015	6,061	2,795

8. Benefit Plans (continued)

The pre-Medicare health care cost trend rate used to determine the post retirement benefit obligation was 11% for 2005. This rate decreases gradually to an ultimate rate of 5% in 2017, and remains at that level thereafter. The trend rate is a significant factor in determining the amounts reported. A one-percentage point change in these assumed health care costs trend rates would have the following effect:

	Increase	(Decrease)
Effect on total service and interest cost component	$452	$(336)
Effect on post retirement benefit obligation	1,444	(1,108)

In 2006, the Company expects to make cash contributions of approximately $5,326 to its defined benefit pension plan. The amounts principally represent contributions required by funding regulations and in addition the Company expects to fund benefits paid under its post retirement benefit plans during 2006. No contributions to the post retirement benefits plan were made in 2005.

The Company maintains a defined contribution plan and expenses for such plan amounted to $984, $963 and $890, in 2005, 2004 and 2003, respectively.

On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) was signed into law which introduced a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. In May 2004, the FASB issued FASB Staff Position (“FSP”) No. FAS 106-2, which provides accounting guidance to sponsors of postretirement health care plans that are impacted by the Act. FSP is effective for interim or annual periods beginning after June 15, 2004. Detailed regulations necessary to implement the Act were finalized during the first quarter of 2005. The Company has determined that the drug benefit offered to hourly retirees will qualify for the federal subsidy under Medicare Part D, while the drug benefit offered to its salaried retirees will not qualify for the federal subsidy. The resulting effect of the federal subsidy on the hourly plan is not significant and therefore, as of December 31, 2005, the accrued benefit obligation and net periodic postretirement costs do not reflect the effects of the Act. The effects of the Act were recognized by the Company in the accumulated benefit obligation of the hourly plan at the plan measurement date which occurred in the fourth quarter of 2005 as permitted under SFAS 106, “Employers Accounting for Postretirement Benefit Plans other than Pensions.” The impact of the federal subsidy associated with the hourly plan did not have a material impact on the Company’s financial position, cash flows or results of operations.

9. Preferred Member’s Interest

During 2004, the preferred member’s interest which had been granted by the Company in 2001 to Tomra North America, Inc. was repurchased for $9,000. The preferred member’s equity position carried a $22,500 liquidation preference upon dissolution of the Company as well as the right to a guaranteed payment of 8% of the initial preferred member’s account. As a result of the repurchase of this preferred member’s equity, the Company is no longer obligated to make the guaranteed payment.

10. Stock-Based Employee Compensation

On July 1, 2004, the Company issued a performance-based common membership option award to one employee that provides the employee with options to acquire 4 units of the common memberships’ equity upon attainment of pre-defined Company operating performance targets. Each unit is equal to a 1% interest in the common membership equity. Each of these 4 units has different vesting periods and performance measures and expire at various dates through June 2007. Generally, each option has a two year life in which the performance measure must be met in order for vesting to occur. The Company uses the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation (FAS 123) to account for equity-based compensation.

10. Stock-Based Employee Compensation (continued)

The fair value for this option award was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions:

• Risk-free Interest Rate	4%

• Expected Dividend Yield	0%

• Expected Volatility	10%

• Expected Lives	10 years

• Range of Estimated Fair Value of Each Option Award	$35 to $80

• Exercise Price of Each Option	$750

• Remaining Contractual Life – 1 Option Each to Expire in:	June, 2006

June, 2007

June, 2008

June, 2009

This common membership option award is a performance-based award, for which the recipient either receives the award at the time specified performance criteria has been met or the award lapses without vesting to the recipient if the performance criteria are not met. The Company has determined that the fair value of this award is approximately $230. However, as of December 31, 2005, the Company has concluded that vesting of this award is not probable and therefore has not recognized any compensation expense associated with this award.

Should, at a later date, the Company determine that the achievement of the performance targets is probable, a cumulative catch-up expense would be required equal to that portion of the total compensation attributable to the vesting period elapsed. If the award never becomes likely to be earned (and in fact never is earned), no expense would be recognized.

11. Commitments and Contingencies

The Company has entered into long-term supply contracts to supply a significant amount of aluminum can stock with certain customers, which represents more than 50% of the production capacity of Alloys. The price under these supply agreements is based on the prior six-month average of a quoted exchange, is reset every six months and is typically subject to a metal price ceiling.

At December 31, 2005, the Company has entered into fixed priced sales commitments of approximately 294 million pounds. Additionally, the Company entered into fixed price commitments to purchase raw material inventory of approximately 136 million pounds. The Company uses inventory, commodity futures and option contracts to reduce the risk of changing prices for purchases and sale of metal.

The Company is a defendant in an action brought by Merrill Lynch, Pierce, Fenner & Smith Incorporated pending in the New York Supreme Court, County of New York. In this action, Merrill Lynch seeks $932 for out-of-pocket costs and expenses allegedly incurred pursuant to a letter agreement between Wise Metals and Merrill Lynch dated January 31, 2002, in which Merrill Lynch alleges that Wise Metals agreed to reimburse Merrill Lynch for such costs and expenses. Wise Metals has hired counsel and is vigorously contesting this law suit and believes it has meritorious defenses. Wise Metals has filed an answer to the complaint denying the material allegations and alleging several affirmative defenses and counterclaims which exceed in amount the sum sought by Merrill Lynch. Merrill Lynch moved to dismiss the Wise Metals’ counterclaims and by an order dated December 30, 2004, the Court granted this motion, dismissed the counterclaims and permitted Wise Metals to replead two of the counterclaims. Wise Metals appealed, which resulted in a reversal reinstating the dismissed counterclaims. Merrill Lynch has replied to the counterclaims. The action is proceeding and is presently in the discovery stages.

The Company is a defendant in an action brought by a former executive pending in Alabama State Court. In this action, the plaintiff is suing to enforce an alleged settlement contract with the Company. The plaintiff alleges that a deal had been negotiated whereby in exchange for $2 million he would surrender his equity interests in the Company, forgo any claim for a $1 million severance that plaintiff alleges would otherwise come due on his 62nd birthday (payable in $50,000 quarterly installments), and provide a general release. The Company has hired counsel, is vigorously contesting this law suit and believes it has meritorious defenses.

The Company is a party to certain claims and litigation associated with employment related matters for which management believes that the ultimate resolution will not have a material adverse impact on the Company’s financial position.

12. Quarterly Information (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year Ended 2005
Net sales	$221,561	$231,154	$203,663	$227,466
Gross margin (deficit)	6,100	9,939	(1,644)	(11,841)
Net (loss) income	(6,234)	5,491	(10,465)	(10,410)

Year Ended 2004
Net sales	$197,216	$197,953	$192,140	$179,559
Gross margin (deficit)	(1,989)*	9,840	6,592	(18,093)*
Net (loss) income	(5,812)	(10,493)	1	(25,238)

*	During the first quarter of 2004, the Company reduced inventory quantities which resulted in a LIFO liquidation. The total LIFO charge in the first quarter was $8,974 which included an immaterial offsetting effect of the LIFO liquidation. The LIFO liquidation occurred as inventory levels were not expected to be replenished by the end of the year. However, due to rising sales volumes and new customer acquisitions during the fourth quarter of 2004, the liquidated layers were replenished resulting in a cost of sales increase included in the fourth quarter LIFO charge of $26,182.

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

There were no significant changes in the Company’s internal control over financial reporting during the fiscal period ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other.

None.

Part III

Item 10. Directors and Executive Officers.

The following table sets forth the managers, executive officers and key employees of Wise Group and Wise Alloys and their ages as of January 1, 2006:

Name	Age	Position(s)
David F. D’Addario	43	Chief Executive Officer, Chairman and Manager, Wise Group
John J. Cameron	69	Vice Chairman, Manager
Randall R. Powers	41	President, Chief Operating Officer, Wise Group
Danny Mendelson	53	Executive Vice President, Chief Financial Officer, Secretary
Gerald M. David	67	Manager, Wise Group
Gregory Garvey	50	Manager, Wise Group
Don Farrington	57	Senior Vice President, Sales
Sam Glasscock	57	Senior Vice President and Controller
Phillip Tays	60	Executive Vice President, Manufacturing
Michael Patterson	55	Senior Vice President, Strategic Planning
Kenneth Stastny	37	Treasurer
Richard Weaver	63	Executive Vice President, Development and Risk Management
Robert David	63	Vice President, National Accounts

David F. D’Addario has served as Wise Group’s Chairman since October 2001 and its Chief Executive Officer since February 2004 and has served as a Manager since January 1999. Mr. D’Addario also served as President and Chief Executive Officer of D’Addario Industries, a private company. From 1986 to 2001 served for and was a founder of Neroc, Inc., the predecessor of Tomra of North America, Inc. Mr. D’Addario holds a B.A. degree from Yale University.

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

Gerald M. David has served as a Manager since January 1999. Mr. David served as Chairman from 1999 to September 2001. Mr. David served as President and CEO of Wise Metals Co. from 1987 to 1999. Gerald David is the brother of Robert David, Vice President, National Accounts. Mr. David has a bachelor’s degree in business from the University of Maryland.

Gregory Garvey has served as a Manager since January 1999. Prior to joining Wise Group, Mr. Garvey worked for Tomra of North America, Inc. where he served as Vice Chairman and Executive Vice President, Business Development, from 1994 to 2002. Mr. Garvey holds a Financial Accounting degree from the University of New Haven.

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

Sam Glasscock has served as Senior Vice President and Controller since 1999. He has 31 years of aluminum industry experience in various positions in accounting, finance, manufacturing and transportation. He has a B.S. degree in industrial management and accounting from Auburn University and a MBA from the University of North Alabama.

Phillip Tays serves as Executive Vice President, Manufacturing. He joined Wise Alloys when the Listerhill Facility was purchased from Reynolds Metal Company in 1999. He has 33 years of manufacturing, casting and maintenance management experience in Reynolds Metals Company Reclamation plants in Alabama, Virginia and Brazil. Mr. Tays earned a business administration degree from Athens State University.

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

Kenneth Stastny serves as Treasurer. He joined the Company in 1998 as Controller of Wise Recycling. He served as Assistant Treasurer of the Company from 1999 until February 2004 when he assumed the position of Treasurer. Prior to joining the Company, he served as audit manager at Ernst & Young LLP. He has 15 years of experience in financial services and risk management. He holds a bachelor’s degree of business administration in both accounting and finance from Loyola College of Baltimore, Maryland.

Richard Weaver serves as Executive Vice President, Development and Risk Management. He joined the Company in 1982 and held various trading and executive management positions. He served as President of Wise Recycling from its inception to mid-2000. Prior to joining the Company, Mr. Weaver was employed by Revere Copper and Brass in sales and marketing positions for both primary and semi-fabricated products. Mr. Weaver has a bachelor’s degree in Government from Hamilton College.

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

Manager Compensation

Messrs. D’Addario, Cameron, Garvey and David currently comprise the Wise Group management board. David D’Addario is paid $162,500 annually for his service on the Wise Group management board in addition to his salary of $520,000 and benefits he receives as an employee of Wise Group. John Cameron is not separately compensated for his service as a member of the Wise Group management board and is solely compensated pursuant to his employment agreement described below. Gregory Garvey is paid $162,500 annually for his service on the Wise Group management board. Gerald David is not separately compensated for his service on the Wise Group management board and is solely compensated pursuant to his employment agreement described below.

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

Item 11. Executive Compensation

Compensation is paid by Wise Group in respect of Wise Group’s executive officers and allocated to Wise Alloys based on each such person’s duties on behalf of Wise Alloys. The following table sets forth the cash and non-cash compensation paid or incurred on Wise Group’s behalf to its chief executive officer and each of the five other most highly compensated employee executive officers, or the named executive officers, who earned more than $100,000 during 2005:

Summary Compensation Table

	Annual Compensation 2005 2004 2003		Long-Term Compensation Awards 2005 2004 2003			All other Compensation 2005 2004 2003
Name and Principal Position	Salary		Bonus		Securities Underlying Options
David D’Addario Chief Executive Officer, Chairman and Manager	$682,500 682,500 682,500	(1) (1) (1)	$0 365,000 200,000		— — —	$0 0 0
John J. Cameron Vice Chairman and Manager	$135,000 335,000 300,000		$0 0 200,000		— — —	$300,000 300,000 300,000	(2) (2) (2)
Randall Powers (3) President and Chief Operating Officer	$150,000 150,000 —		$0 0 —		— — —	$0 17,500 —	(4)
Danny Mendelson Executive Vice President, Chief Financial Officer and Secretary	$240,000 240,000 240,000		$0 250,000 100,000		— — —	$0 0 0
Gregory Garvey Manager	$162,500 162,500 162,500		$30,000 130,000 0	(5)	— — —	$0 0 0
Gerald M. David Manager	$300,000 300,000 300,000		$0 12,000 0		— — —	$0 0 70,000

(1)	Of the $682,500 salary compensation Mr. D’Addario received in 2005, 2004, and 2003 $520,000 was paid in respect of his service as Chairman and $162,500 was paid in respect of his service as a member of the Wise Group management board.
(2)	Mr. Cameron received $300,000 in other compensation in 2005 pursuant to his employment agreement.
(3)	Mr. Powers became President and Chief Operating Officer in July 2004.
(4)	Mr. Powers received a $17,500 moving expense reimbursement.
(5)	Delayed payment of 2004 bonus.

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

Employment Agreements

Gerald David Employment Agreement. Gerald David entered into an employment agreement with Wise Group effective on October 1, 2001. This employment agreement extended through September 30, 2003 and is automatically extended thereafter unless either party gives 90 days prior notice of intent to terminate. Wise Group may terminate the employment agreement for cause and Mr. David may terminate the employment agreement on 30 days notice in the event Wise Group breaches the employment agreement and fails to remedy any such breach. In addition, pursuant to the agreement for the purchase of Wise Metals Co.’s interest in Wise Metals Group by Silver Knot, LLC, Wise Group may not terminate Mr. David’s employment agreement until Wise Metals Co. has received a stated minimum purchase price for Wise Group. Under Mr. David’s employment agreement, Mr. David receives an annual base salary of $300,000. He is eligible to participate in Wise Group’s medical and all other employee benefit plans sponsored or maintained by Wise Group. Mr. David’s employment agreement also provides for a severance payment in the event his employment is terminated in connection with a change of control of Wise Group in which Silver Knot, LLC, or its affiliates lose control of Wise Group. In such instance, if Mr. David does not receive an amount that equals at least the minimum purchase price, Wise Group will pay Mr. David his base salary and any other sums due him through the date of his death plus a severance payment calculated as five times his base salary discounted by the number of months remaining until the ten year anniversary of the employment agreement and divided by 120. The severance payment will be limited by the amount by which payments made to Mr. David under the purchase agreement are less than the purchase price. Mr. David’s severance will be paid in a lump sum.

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

John Cameron Employment Agreement. John Cameron entered into an employment agreement with Wise Group effective on April 1, 1999. This term of this employment agreement extended through March 31, 2005. Mr. Cameron’s employment agreement provides that, as of July 15, 2002 and continuing until the date he receives a total of $2.5 million, he is entitled to receive $25,000 per month in lieu of the severance that was to be paid to him as of March 31, 2003.

Under his employment agreement, Mr. Cameron agreed to certain non-competition and non-solicitation provisions which were effective during the employment term and which continue from two to three year periods thereafter. Under the non-competition provision, Mr. Cameron may not be employed in, or engaged in, or in any manner connected to or concerned with, directly or indirectly, as a principal, agent, consultant, advisor or owner of any business in the aluminum recycling, reclamation or rolling business. Under the non-solicitation provisions, Mr. Cameron may not directly or indirectly solicit any customer or supplier of Wise Group to cease its business with Wise Group or directly or indirectly solicit current or former employee of Wise Group to join a competitor in the aluminum recycling, reclaiming or rolling businesses.

Non-competition Agreements

Except with respect to the employment agreement with Mr. Powers, Wise Group is not a party to any non-competition or non-solicitation agreements with any current employees.

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

For those employees in the Carpenters Union, effective January 1, 2004, the employer contributes an additional 48 cents for each hour paid.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth certain information as of March 30, 2006, concerning the beneficial ownership of equity interests in Wise Group, on a fully diluted basis by: each person known by Wise Group to own beneficially more than five percent of the membership interests; its Chief Executive Officer and its four other most highly compensated executive officers; each of its managers; and all of its executive officers and managers as a group.

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

Name and Address of Beneficial Owners(1)	Percentage of Ownership
Silver Knot, LLC(2)(3) 10 Middle Street Bridgeport, Connecticut 06604	78.8%
David F. D’Addario(4)	78.8%
Gregory Garvey(5)	78.8%
Danny Mendelson(6)	8.2%
John J. Cameron(7)	6.6%
All of Wise Group’s executive officers and managers as a group	98.4%
Others	1.6%

(1)	Except as otherwise indicated, the address for each of the named security holders is 857 Elkridge Landing Road, Suite 600, Linthicum, Maryland 21090.
(2)	David F. D’Addario and certain of his family members and Gregory Garvey and certain of his family members collectively own 100% of Silver Knot, LLC. Mr. D’Addario has full management control of Silver Knot, LLC pursuant to its operating agreement.
(3)	In December, 2001, Silver Knot, LLC entered into an agreement with Wise Metals Co. to acquire its 51.29% equity interest in Wise Group. Silver Knot, LLC pledged 61.2% of its equity interest in Wise Group to Wise Metals to secure its payment obligations under the agreement. According to the terms of the pledge, Silver Knot, LLC retains voting rights for its interest and the right to receive distributions, subject to customary events of default.
(4)	David F. D’Addario holds his beneficial membership interests in Wise Group through his interest in Silver Knot, LLC.
(5)	Gregory Garvey holds his beneficial membership interests in Wise Group through his interest in Silver Knot, LLC.
(6)	Danny Mendelson’s interest is comprised of a 5.3% membership interest and 1.3% economic interest.
(7)	John J. Cameron’s interest is comprised of a 3.1% membership interest and a 3.5% economic interest. Part of this interest is held in trust with his family. His family disclaims beneficial ownership of this interest.

Item 13. Certain Relationships And Related Transactions

Set forth below is a summary of certain relationships and related party transactions. The pricing of these transactions is not based on independent appraisals and we do not intend to obtain appraisals for future transactions.

Transactions with Management

In 2004, we loaned $80,000 to Randall Powers, our President and Chief Operating Officer, in connection with the purchase of his home pursuant to his relocation to Muscle Shoals, Alabama. The interest rate on the loan was 7% per annum, payable monthly. This loan has been repaid.

Robert David is the brother of Gerald David, a Manager of Wise Group. Robert David is employed by Wise Group as Vice President, National Accounts and was paid $270,000 in salary and bonus in 2005.

Item 14. Principal Accounting Fees and Services

The following is a summary of the fees billed to the Company by Ernst & Young LLP for professional services rendered for the fiscal years ended December 31, 2004 and December 31, 2003:

Fee Category	2005 Fees	2004 Fees
Audit Fees	$431,352	$544,096
Audit-Related Fees	—	46,000
Tax Fees	—	9,135
All Other Fees	—	—

Total Fees	$431,352	$599,231

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

(3)	Exhibits

The following exhibits are either included in this report or incorporated herein by reference as indicated below:

1.1	Purchase Agreement, dated April 30, 2004, by and among the Issuers, the Guarantors and the Initial Purchasers (incorporated by reference to Exhibit 1.1 to the Company’s Registration Statement on Form S-4 filed on July 23, 2004)

3.1	Second Amended and Restated Limited Liability Company Agreement of Wise Metals Group LLC (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-4/A filed on September 29, 2004)

3.2a	Certificate of Formation of Wise Metals Holdings LLC filed with the Delaware Secretary of State on February 1, 1999 (incorporated by reference to Exhibit 3.2a to the Company’s Registration Statement on Form S-4 filed on July 23, 2004)

3.2b	Certificate of Amendment of Wise Metals Holdings LLC (incorporated by reference to Exhibit 3.2b to the Company’s Registration Statement on Form S-4 filed on July 23, 2004)

3.2c	Articles of Merger of Wise Metals Group LLC (incorporated by reference to Exhibit 3.2c to the Company’s Registration Statement on Form S-4 filed on July 23, 2004)

3.3	Limited Liability Company Agreement of Listerhill Total Maintenance Center LLC (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-4 filed on July 23, 2004)

3.4	Certificate of Formation of Listerhill Total Maintenance Center LLC filed with the Delaware Secretary of State on September 30, 2003 (incorporated by reference to Exhibit 3.4 to the Company’s Registration Statement on Form S-4 filed on July 23, 2004)

3.5	Limited Liability Company Agreement of Wise Warehousing, LLC (incorporated by reference to Exhibit 3.5 to the Company’s Registration Statement on Form S-4 filed on July 23, 2004)

3.6	Certificate of Formation of Wise Warehousing, LLC filed with the Delaware Secretary of State on December 22, 2003 (incorporated by reference to Exhibit 3.6 to the Company’s Registration Statement on Form S-4 filed on July 23, 2004)

3.7	Limited Liability Company Agreement of Wise Alloys LLC (together with amendment 3 thereto) (incorporated by reference to Exhibit 3.7 to the Company’s Registration Statement on Form S-4 filed on July 23, 2004)

3.8	Certificate of Formation of Wise Alloys LLC filed with the Delaware Secretary of State on December 9, 1998 (incorporated by reference to Exhibit 3.8 to the Company’s Registration Statement on Form S-4 filed on July 23, 2004)

3.9	Amended and Restated Limited Liability Company Agreement of Wise Recycling West, LLC (incorporated by reference to Exhibit 3.9 to the Company’s Registration Statement on Form S-4 filed on July 23, 2004)

3.10a	Certificate of Formation of Wise Recycling West, LLC filed with the Delaware Secretary of State on December 27, 2001 (incorporated by reference to Exhibit 3.10a to the Company’s Registration Statement on Form S-4 filed on July 23, 2004)

3.10b	Certificate of Amendment of Certificate of Formation of Wise Recycling West, LLC (incorporated by reference to Exhibit 3.10b to the Company’s Registration Statement on Form S-4 filed on July 23, 2004)

3.11	Limited Liability Company Agreement of Wise Recycling Texas, LLC (incorporated by reference to Exhibit 3.11 to the Company’s Registration Statement on Form S-4 filed on July 23, 2004)

3.12	Certificate of Formation of Wise Recycling Texas, LLC filed with the Delaware Secretary of State on June 4, 2002 (incorporated by reference to Exhibit 3.12 to the Company’s Registration Statement on Form S-4 filed on July 23, 2004)

3.13	Second Amended and Restated Limited Liability Company Operating Agreement of Wise Recycling, LLC (incorporated by reference to Exhibit 3.13 to the Company’s Registration Statement on Form S-4 filed on July 23, 2004)

3.14	Articles of Organization of Wise Recycling, LLC filed with the Maryland Secretary of State on January 20, 1998 (incorporated by reference to Exhibit 3.14 to the Company’s Registration Statement on Form S-4 filed on July 23, 2004)

3.15	Certificate of Incorporation of Wise Alloys Finance Corporation filed with the Delaware Secretary of State on April 18, 2002 (incorporated by reference to Exhibit 3.15 to the Company’s Registration Statement on Form S-4 filed on July 23, 2004)

3.16	Bylaws of Wise Alloys Finance Corporation (incorporated by reference to Exhibit 3.16 to the Company’s Registration Statement on Form S-4 filed on July 23, 2004)

4.1	Indenture, dated May 5, 2004, by and among the Issuers, the Guarantors and the Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-4 filed on July 23, 2004)

4.2	Registration Rights Agreement, dated as of May 5, 2004, by and among the Issuers, the Guarantors and the Initial Purchasers (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-4 filed on July 23, 2004)

10.1	General Security Agreement, dated as of May 5, 2004, by the Issuers and the Guarantors in favor of the Trustee (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-4 filed on July 23, 2004)

10.2	Intercreditor Agreement, dated May 5, 2004, by and between the Trustee and Congress Financial Corporation (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-4 filed on July 23, 2004)

10.3	Collateral Assignment of Acquisition Agreement, dated May 5, 2004, by Wise Alloys LLC in favor of the Trustee (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-4 filed on July 23, 2004)

10.4	Investment Property Pledge and Security Agreement, dated May 5, 2004, by Wise Alloys LLC in favor of the Trustee (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-4 filed on July 23, 2004)

10.5	Fee and Leasehold Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated May 5, 2004, by Wise Alloys LLC in favor of the Trustee (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-4 filed on July 23, 2004)

10.6	Pledge and Security Agreement, dated May 5, 2004, by the Issuers and the Guarantors in favor of the Trustee (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-4 filed on July 23, 2004)

10.7	Trademark Collateral Assignment and Security Agreement, dated May 5, 2004, by and between Wise Alloys LLC and the Trustee (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-4 filed on July 23, 2004)

10.8	Beverage Can Supply Letter Agreement, dated August 10, 1998 and as most recently amended April 1, 2003, by and between Ball Corporation and Wise Alloys LLC (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Amendment No. 1 to the Form S-4 filed on September 29, 2004)†

10.9	Beverage Can Supply Letter Agreement, dated April 22, 2004, by and between Crown Cork & Seal Co. and Wise Alloys LLC (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Amendment No. 1 to the Form S-4 filed on September 29, 2004)†

10.10	Amended and Restated Loan Agreement, dated May 5, 2004, by and among the Issuers, the Guarantors, Congress Financial Corporation, Fleet Capital Corporation and the Financial Institutions named therein (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-4 filed on July 23, 2004)

10.11	Employment Agreement, dated December 31, 2001, by and between Gerald David and Wise Metals Group LLC (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-4 filed on July 23, 2004)

10.12	Employment Agreement, dated April 1, 1999, by and between John Cameron and Wise Metals Group LLC (together with amendments thereto) (incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-4 filed on July 23, 2004)

10.13	$720,000 Real Estate Mortgage Note, dated December 5, 2002, issued by Wise Recycling West, LLC on behalf of TOMRA of North America Finance Corporation (incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-4 filed on July 23, 2004)

10.14	Mortgage, dated December 5, 2002, by and between Wise Recycling West, LLC on behalf of TOMRA of North America Finance Corporation (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-4 filed on July 23, 2004)

10.15	$720,000 Promissory Note, dated December 6, 2002, issued by Wise Recycling West, LLC on behalf of TOMRA of North America Finance Corporation (incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-4 filed on July 23, 2004)

10.16	Deed of Trust, dated December 6, 2002, by and between Wise Recycling West, LLC on behalf of TOMRA of North America Finance Corporation (incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-4 filed on July 23, 2004)

10.17	Environmental Cooperation Agreement, dated March 31, 1999, by Reynolds Metals Company and Wise Alloys LLC (incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement on Form S-4 filed on July 23, 2004)

10.18	Technology License Agreement, dated as of March 31, 1999, between Reynolds Metals Company, Southern Reclamation Company, Inc. and Wise Alloys LLC (incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement on Form S-4 filed on July 23, 2004)

10.19	Purchase Agreement dated as of October 31, 2003, and effective as of June 30, 2003, by and among David D’Addario and John Cameron and Wise Recycling LLC (incorporated by reference to Exhibit 10.19 to the Company’s Registration Statement on Form S-4 filed on July 23, 2004)

10.20	Ground Lease Agreement (Sewage Treatment Plant), dated March 31, 1999, by Reynolds Metals Company and Wise Alloys LLC (incorporated by reference to Exhibit 10.20 to the Company’s Registration Statement on Form S-4 filed on July 23, 2004)

10.21	Ground Lease Agreement (Drinking Water Plant), dated March 31, 1999, by Reynolds Metals Company and Wise Alloys LLC (incorporated by reference to Exhibit 10.21 to the Company’s Registration Statement on Form S-4 filed on July 23, 2004)

10.22	Ground Lease Agreement (Southern Reclamation Plant), dated March 31, 1999, by Reynolds Aluminum Partners and Wise Alloys LLC (incorporated by reference to Exhibit 10.22 to the Company’s Registration Statement on Form S-4 filed on July 23, 2004)

10.23	Lease Agreement, dated March 31, 1999, by Reynolds Metals Company and Wise Alloys LLC (incorporated by reference to Exhibit 10.23 to the Company’s Registration Statement on Form S-4 filed on July 23, 2004)

10.24	Asset Purchase Agreement, dated as of December 30, 1998, among Reynolds Metals Company, Southern Reclamation Company, Inc. Reynolds Aluminum Partners and Wise Alloys LLC (incorporated by reference to Exhibit 10.24 to the Company’s Registration Statement on Form S-4 filed on July 23, 2004)

10.25	Amendment No. 1 to Amended and Restated Loan Agreement, dated as of June 30, 2004, by and among the Issuers, the Guarantors, Congress Financial Corporation, Fleet Capital Corporation and the Financial Institutions named therein (incorporated by reference to Exhibit 10.25 to the Company’s Registration Statement on Form S-4/A filed on September 29, 2004)

10.26	Accounts Purchase and Sale Agreement, dated as of June 30, 2004, by and among Wise Alloys LLC and Congress Financial Corporation (incorporated by reference to Exhibit 10.26 to the Company’s Registration Statement on Form S-4/A filed on September 29, 2004)

10.27	Employment Agreement, dated as of July 1, 2004, by and between Randall R. Powers and Wise Metals Group LLC (incorporated by reference to Exhibit 10.27 to the Company’s Registration Statement on Amendment No. 1 to the Form S-4 filed on September 29, 2004)

10.28	Amendment No. 2 to Amended and Restated Loan Agreement, dated November 10, 2004, by and among the Issuers, the Guarantors, Congress Financial Corporation and Fleet Capital Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004)

10.29	Amendment No. 4 to Amended and Restated Loan Agreement, dated October 31, 2005, by and among the Issuers, the Guarantors, Congress Financial Corporation and Fleet Capital Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005)

10.30	Amendment to Deed of Trust and Assignment of Deed of Trust, dated as January 10, 2005, by Wise Recycling West, LLC, to the Adams County Public Trustee for the benefit of TOMRA of North America Finance Corporation and GAB Holding LLC*

10.31	Extension and Assignment Agreement, entered into as of January 21, 2005, by and among TOMRA of North America Finance Corporation, Wise Recycling West, LLC and GAB Holding LLC*

10.32	Allonge to Real Estate Mortgage Note, attached to, and made a part of that certain Promissory Note dated December 5, 2002, in the principal amount of Seven Hundred Twenty Thousand and 00/100 Dollars ($720,000.00) made by Wise Recycling West, LLC to the order of TOMRA of North America Finance Corporation*

10.33	Amendment No. 5 to Amended and Restated Loan Agreement, dated March 6, 2006, by and among the Issuers, the Guarantors, and Wachovia Corporation (formerly Congress Financial) as Agent Corporation*

21	List of Subsidiaries*

31.1	Section 302 CEO Certification*

31.2	Section 302 CFO Certification*

32.1	Section 906 CEO Certification*

32.2	Section 906 CFO Certification*

*	Filed herewith.
†	Portions of this document have been omitted and filed separately with the SEC pursuant to a request for confidential treatment in accordance with Rule 406 of the Securities Act.

Schedule II

Valuation and Qualifying Accounts

Allowance for Doubtful Accounts

Period Ending	Balance at Beginning of Period	Charge to Costs and Expense	Deductions— Write Offs		Other		Balance at Ending of Period
December 31, 2003	$1,883	$—	$—		$18	(1)	$1,901
December 31, 2004	1,901	—	1,701	(2)	—		200
December 31, 2005	200	860	—		—		1,060

(1)	Addition due to acquisition of Wise Recycling
(2)	An allowance in 2002 was established concurrently with a billing due to the unlikely nature of collection. In 2004, the amount includes the write off this allowance and related receivables recorded in 2002 thus having no impact on earnings.

SIGNATURES

Pursuant to the requirements of section 13 or section 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WISE METALS GROUP LLC

Dated: March 31, 2006	/s/ DAVID D’ADDARIO
David D’Addario
Chairman and Chief Executive Officer

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WISE METALS GROUP LLC

Dated: March 31, 2006	/s/ DAVID D’ADDARIO
David D’Addario
Chairman and Chief Executive Officer

/s/ DANNY MENDELSON
Danny Mendelson
Executive Vice President, Chief Financial Officer, Chief Accounting Officer and Secretary

/s/ JOHN CAMERON
John Cameron
Vice Chairman and Manager

/s/ GERALD DAVID
Gerald David
Manager

/s/ GREGORY GARVEY
Gregory Garvey
Manager

Supplemental Information to be Furnished with Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act.

No annual report or proxy materials have been sent to security holders.