Form 10-Q
period 2006-03-31
Wise Metals Group LLC
filed 2006-05-15
CIK 1297014

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended March 31, 2006

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

  For the transition period from              to

Commission file number:

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

Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Large accelerated filer    ☐ Accelerated filer    ☐ Non-accelerated filer    ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

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

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Wise Metals Group LLC

Condensed Consolidated Balance Sheets

(In thousands)

	March 31, 2006	December 31, 2005
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,077	$6,456
Restricted cash	250	250
Accounts receivable, less allowance	69,277	73,326
Inventories	181,432	142,151
Other current assets	28,209	24,562

Total current assets	281,245	246,745
Non-current assets:
Property and equipment, net	87,245	86,557
Other assets	8,998	8,492
Goodwill	283	283

Total non-current assets	96,526	95,332

Total assets	$377,771	$342,077

Liabilities and members’ deficit:
Current liabilities:
Accounts payable	$54,923	$54,493
Current portion of long-term debt	2,180	1,477
Borrowing under revolving credit facility	161,485	137,730
Accrued expenses, payroll and other	27,209	18,247

Total current liabilities	245,797	211,947
Non-current liabilities:
Term loans, less current portion	773	826
Senior secured notes	150,000	150,000
Other liabilities	12,990	14,593

Total non-current liabilities	163,763	165,419
Members’ deficit:	(31,789)	(35,289)

Total liabilities and members’ deficit	$377,771	$342,077

See accompanying notes.

Wise Metals Group LLC

Condensed Consolidated Statements of Operations

(In Thousands)

(Unaudited)

	Three months ended March 31,
	2006	2005
Sales	$216,276	$221,561
Cost of sales	207,394	215,461

Gross margin	8,882	6,100
Operating expenses:
Selling, general, and administrative	2,973	2,696

Operating income	5,909	3,404
Other income (expense):
Interest expense and fees, net	(7,120)	(6,019)
Unrealized gain (loss) on derivative instruments	4,711	(3,619)

Net income (loss)	$3,500	$(6,234)

See accompanying notes.

Wise Metals Group LLC

Condensed Consolidated Statements of Cash Flows

(In Thousands)

(Unaudited)

	Three months ended March 31,
	2006	2005
Cash flows from operating activities

Net income (loss)	$3,500	$(6,234)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	3,114	3,299
Amortization of deferred financing fees	351	304
Unrealized (gains) losses on derivatives	(4,711)	3,619
Changes in operating assets and liabilities:
Restricted cash	—	(3,148)
Accounts receivable	4,049	(23,613)
Inventories	(39,281)	980
Other current assets	662	733
Accounts payable	430	1,951
Accrued expenses, payroll and other	6,904	4,306

Net cash used in operating activities	(24,982)	(17,803)

Cash flows from investing activities
Purchase of equipment	(3,802)	(4,039)

Net cash used in investing activities	(3,802)	(4,039)

Cash flows from financing activities
Net issuance of short-term borrowings	24,458	16,093
Payments on long-term obligations	(53)	(59)
Purchase of members’ equity	—	(906)

Net cash provided by financing activities	24,405	15,128

Net decrease in cash and cash equivalents	(4,379)	(6,714)
Cash and cash equivalents at beginning of period	6,456	7,669

Cash and cash equivalents at end of period	$2,077	$955

See accompanying notes.

Wise Metals Group LLC

Notes to Condensed Consolidated Financial Statements

March 31, 2006

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

2. Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements are presented in accordance with generally accepted accounting principles for interim financial information and with the requirements of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the disclosures normally required by accounting principles generally accepted in the United States of America for complete financial statements. The condensed consolidated financial statements have been prepared in accordance with the Company’s customary accounting practices and, in the opinion of management, all adjustments necessary to fairly present the financial position, results of operations and cash flows for the reported interim periods have been made and were of a normal recurring nature. Operating results for the three month period ended March 31, 2006, are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, refer to the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. The accompanying condensed consolidated financial statements include the accounts of Wise Metals Group LLC and its subsidiaries. Intercompany transactions have been eliminated in consolidation.

Derivatives and Hedging Activity

The Company has entered into long-term contracts to supply can sheet to its largest customers. To reduce the risk of changing prices for purchases and sales of metal, including firm commitments under these supply contracts, the Company uses commodity futures and option contracts. In addition, the Company uses natural gas futures and option contracts.

In June 1998, the Financial Accounting Standards Board issued Statement No. 133 (FAS No. 133), Accounting for Derivative Instruments and Hedging Activity. The Statement requires companies to recognize all derivative instruments as either assets or liabilities on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through the statement of operations. The Company has elected not to designate any of its derivative instruments as hedges under FAS No. 133.

In determining fair value, the Company uses market quotes for contracts of similar maturity. The market quotes for the aluminum futures and options are adjusted for premiums/discounts for various product grades, locations, and the closing times for various terminal markets.

A summary of the fair value of the Company’s derivative instruments is as follows:

Description of Derivative Instrument	Fair value at March 31, 2006	Fair value at December 31, 2005
Aluminum futures and options	$23,246	$16,394
Natural gas futures and options	(2,758)	(617)

	$20,488	$15,777

The fair value asset or liability for the above noted derivatives is included in other assets, accrued expenses, payroll and other, or other liabilities as appropriate.

2. Significant Accounting Policies (continued)

Unrealized gain (loss) amounts recorded were as follows:

	Three months ended March 31
Description of Derivative Instrument	2006	2005
Aluminum futures and options	$6,852	$(5,258)
Natural gas futures and options	(2,141)	1,639

	$4,711	$(3,619)

In connection with the Company’s futures activity, the Company maintains lines of credit with brokers to cover unrealized losses on futures contracts and uses options to manage price exposure with respect to firm commitments to purchase or sell aluminum.

Inventories

Inventories consisted of the following:

	March 31 2006	December 31 2005
Manufacturing inventories:
Raw materials	$67,150	$50,040
Work in progress	71,730	64,941
Finished goods	74,283	58,921
LIFO reserve	(49,540)	(49,540)

Total manufacturing inventories	163,623	124,362
Supplies inventory	17,809	17,789

Total inventories	$181,432	$142,151

Manufacturing inventories are stated at lower of cost or market based on the last-in, first-out (LIFO) method. An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations must necessarily be based on management’s estimates of expected year-end inventory levels and costs dependent upon prevailing aluminum costs and other factors which are beyond management’s control.

3. Financing Arrangements

Debt consists of the following at:

	March 31 2006	December 31 2005
Revolving and secured credit facility	$161,485	$137,730
Senior secured 10.25% notes due 2012	150,000	150,000
Other notes payable	2,953	2,303

	314,438	290,033
Less current portion	(163,665)	(139,207)

	$150,773	$150,826

On March 3, 2006, the revolving line of credit was amended and increased from $150 million to $180 million and expires May 5, 2008. The interest rate on the revolving line of credit is a variable rate of prime plus a range of 0% to 0.50% or LIBOR plus a range of 2.25% to 2.75%.

3. Financing Arrangements (continued)

At March 31, 2006, the Company also has $2.7 million outstanding letters of credit with a financial institution. Substantially all of the assets of the Company are pledged as collateral for the financing arrangement.

The available borrowing base under the revolving credit facility is determined based on a borrowing base formula which accounts for collateral value of trade receivables and inventory on a basis approximating the lower of current cost (on a first-in first-out or FIFO basis) or fair market value. This borrowing base is then compared to the outstanding loan balance (including outstanding letters of credit) to determine a net amount available for additional borrowings.

In addition, the revolving credit facility (as well as the senior secured notes through cross-default provisions) is subject to customary compliance with financial covenants which include either attaining a minimum earnings before interest, taxes, and depreciation and amortization (EBITDA) adjusted for the effects of LIFO and FAS No. 133 (Adjusted EBITDA) or achieving a specified adjusted excess availability calculation. As of March 31, 2006, as a result of the March 3, 2006 amendment in which the facility was increased to $180 million, the Company is not required to comply with either the Adjusted EBITDA or adjusted excess availability calculation until the periods ending after March 31, 2006.

Effective March 31, 2006 the Company executed an asset sale agreement with a financial institution that allows the Company to sell certain accounts receivable up to $17 million on a non-recourse basis. This agreement expires December 31, 2006. Under the terms of the agreement, the Company agreed to sell on an ongoing basis and without recourse, a designated customer’s accounts receivable. On March 31, 2006 there had been no sales under this agreement. Subsequent to March 31, 2006, the Company sold approximately $17.0 million of receivables under this agreement.

4. Stock-Based Employee Compensation

On July 1, 2004, the Company issued a performance-based common membership option award to one employee that provides the employee with options to acquire 4 units of the common memberships’ equity upon attainment of pre-defined Company operating performance targets. Each unit is equal to a 1% interest in the common membership equity. Each of these 4 units has different vesting periods and performance measures and expire at various dates through June 2007. Generally, each option has a two year life in which the performance measure must be met in order for vesting to occur. Prior to January 1, 2006, the Company used the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation (FAS 123) to account for equity-based compensation. Effective January 1, 2006 the Company adopted the fair value recognition provisions of FAS 123R, Stock Based Compensation (FAS 123R), using the modified prospective transition method. Under this transition method, stock-based compensation expense for the first quarter of fiscal 2006 for all stock-based compensation awards granted prior to, but not yet vested as of, January 1, 2006 is based on the grant date fair value estimated in accordance with the original provisions of FAS 123. Stock-based compensation expense for all share-based payment awards granted after January 1, 2006 (for which there are none) will be based on the grant-date fair value estimated in accordance with the provisions of FAS 123R.

The fair value for our pre January 1, 2006 option award was estimated at the date of grant using a Black-Scholes option-pricing model, in accordance with FAS 123, with the following weighted-average assumptions:

Risk-free Interest Rate	4%
Expected Dividend Yield	0%
Expected Volatility	10%
Expected Lives	10 years
Range of Estimated Fair Value of Each Option Award	$35 to $80
Exercise Price of Each Option	$750
Remaining Contractual Life - 1 Option Each to Expire in: June, 2006, June, 2007 June, 2008, June, 2009

This common membership option award is a performance-based award, for which the recipient either receives the award at the time specified performance criteria has been met or the award lapses without vesting to the recipient if the performance criteria are not met. The Company has determined that the fair value of this award is approximately $230. However, prior to January 1, 2006 the Company had concluded that it was not probable that such awards would vest and thus recognized no compensation expense in prior periods. In addition, in prior periods, the Company has concluded that none of this single employee’s award would be forfeited. However, subsequent to March 31, 2006 the employee’s employment was terminated and all awards were forfeited.

Since the award was never deemed probable of vesting based on the Company’s assessment of achievement of the performance condition, and subsequent to the quarter end the awards were forfeited, there was no impact of the adoption of FAS 123R, to the Consolidated Condensed Financial Statements for the three months ended March 31, 2006.

5. Pension and Post Retirement Benefits

The Company’s pension and other post retirement benefit plans are more fully disclosed in Note 8 of Notes to Consolidated Financial Statements included in Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. Effective April 1, 1999, the Company established a defined benefit pension plan that covers essentially all union employees. The plan provides certain levels of benefits based on years of service and wage levels, but does not provide benefits for any prior service. In addition, defined contribution plans for both union and nonunion employees were established.

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

The 2006 and 2005 amounts shown below reflect the defined benefit pension and other postretirement benefit expense for the three month periods ended March 31 for each year:

	Three months ended March 31
	Pension Benefits		Other Post Retirement Benefits
	2006	2005	2006	2005
Service cost	$325	$277	$385	$348
Interest cost	237	194	115	115
Expected return on plan assets	(175)	(134)	—	—
Amortization of prior service cost	9	9	—	—
Net gain recognition	7	—	(31)	(6)

Net periodic benefit cost	$403	$346	$469	$457

6. Contingencies

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

ITEM 1A.	RISK FACTORS

There were no material changes from risk factors as previously disclosed in our Annual Report on Form 10-K as of December 31, 2005.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are the third largest producer of aluminum beverage can sheet in the world and one of the largest aluminum scrap recyclers in the United States. Beverage can sheet is aluminum sheet specifically designed and engineered for the production of aluminum beverage cans. Our customers include Ball, Crown, and Rexam. These customers produce aluminum cans for the largest brewers and carbonated soft drink makers in North America. In addition, we provide food container stock and semi-fabricated aluminum sheet for the transportations and other common alloy markets. In 2005, we supplied an estimated 14% of the North American market for aluminum beverage can sheet as measured by volume and we own one of only five beverage can sheet facilities in North America, providing valuable capacity to a consolidated industry. We further estimate that our market share for 2006 has remained consistent, while also increasing our market presence in the common alloy markets.

Unlike some of our principal competitors, we do not manufacture aluminum from bauxite. Instead, we process aluminum scrap and prime aluminum manufactured by third parties. As a result, we do not have the capital requirements and high fixed costs associated with the production on prime aluminum. Historically, prices of our aluminum can sheet and other products have been directly correlated to the prices of our metal costs due to the standard industry practice of passing through metal costs to customers. This correlation, subject to the impacts of metal ceiling or “price caps” has otherwise allowed us to maintain a relatively consistent conversion revenue, defined as net revenue less material costs, on a per pound basis. The impact of metal prices rising above the ceiling are expected to materially impact the second and third quarters as well as potentially the fourth quarter depending upon prevailing market conditions. This could lead to reductions in net conversion revenue and conversion margins.

Quarterly Information

Our quarterly revenues tend to fluctuate period to period based in large part on changes in aluminum prices. These changes generally do not affect our cash flow because we seek to match our hedging positions to our contractually-obligated sales agreements. We also pass aluminum cost increases to customers through an indexed pricing mechanism and/or by fixing the cost of metal through forward contracts on the London Metals Exchange (LME). Our net income may also fluctuate period to period based on the mark to market adjustment caused by our hedged position on aluminum and natural gas. Because we do not designate our forward contracts as hedges under Financial Accounting Standard No. 133 (FAS 133), Accounting for Derivative Instruments and Hedging Activity, we are required to recognize the non-cash mark to market adjustment in our current earnings and these may be material.

Critical Accounting Policies

We have prepared our financial statements in conformity with accounting principles generally accepted in the United States. These statements include some amounts that are based on informed judgments and estimates of management. Our critical accounting policies are discussed in Note 2 of the notes to our consolidated financial statements included in our Annual

Report on Form 10-K for the year ended December 31, 2005. Since the date of our 2005 Form 10-K, there have been no changes to our critical accounting policies or the methodologies and assumptions applied under them.

Operating Results

Conversion Revenue and Conversion Margin

Shipments of can sheet accounted for a substantial portion of our Listerhill facility’s output in 2005 and in the first quarter of 2006. There are two components to our pricing under industry standards for can sheet pricing. The first component of can sheet pricing is the market price for aluminum that we pass on to our customers, currently subject to an industry-wide ceiling price which did not materially affect first quarter pricing, but is expected to impact second and third quarter pricing. Subject to prevailing market conditions, the ceiling price may also adversely affect fourth quarter pricing. Under this industry formula, the metal transfer price is changed twice annually, on April 1 and on October 1. The metal transfer price for the period April 1 through September 30 is determined based on the average published Midwest P1020 aluminum price for the preceding six-month period ended the last day of February. Likewise, the metal transfer price for the period October 1 through the following March 31 is determined based on the average published Midwest P1020 aluminum price for the immediately prior six month period ended the last day of August. We reduce our exposure to aluminum price fluctuations by passing cost increases to customers through this indexed sales pricing mechanism and by fixing the cost of metal through forward contracts on the London Metals Exchange (LME). Although the spread differential between prime metal and scrap cannot be cost effectively hedged in the financial markets, we minimize market price risk with respect to scrap aluminum we receive from our customers and reprocess at a fixed conversion spread.

The second component is a fixed conversion, or value added, price. The fixed conversion price is calculated annually using Alcoa’s list price as a basis and, along with impacts of ceilings on metal price, is the most significant factor influencing our profitability. Conversion pricing under our supply agreement is subject to renegotiation each year as well as at such times that our major competitors change their published conversion prices. Because of the importance of the conversion price to our operating results, we measure conversion margin to evaluate our performance.

Conversion margin is determined as conversion revenue (sales less metal cost and the effect of LIFO) less conversion cost (cost of sales less metal costs). The following table is a reconciliation of these non-GAAP financial measures to their related GAAP basis measures.

	Three months ended March 31
	2006	2005
Sales	$216,276	$221,561
Less:
Metal costs	(148,675)	(155,558)
LIFO adjustment	—	—

Conversion revenue	$67,601	$66,003

Cost of sales	$207,394	$215,461
Less:
Metal costs	(148,675)	(155,558)

Conversion costs	$58,719	$59,903

Conversion revenue	$67,601	$66,003
Conversion costs	(58,719)	(59,903)

Conversion margin	$8,882	$6,100

Shipments (000s)	169,918	196,539
Conversion margin per pound shipped	.0523	.0310

Three months ended March 31, 2006 and 2005

Sales. Our sales decreased from $221.6 million in the three months ended March 31, 2005, to $216.3 million in the comparable period in 2006, a decrease of $5.3 million or 2.4%. The decrease was primarily a result of lower shipments which decreased from 196.5 million pounds in the first three months of 2005 to 169.9 million pounds in 2006, a decrease of 26.6 million pounds or 14%. First quarter shipments were reduced due mostly to can sheet customers reducing inventory quantities from year-end levels combined with the effect of slightly lower contractual volumes which resulted from negotiations to improve pricing. Offsetting the decrease in shipment volumes were price increases that were enacted on January 1, 2006. These higher prices which include both metal and conversion lead to a resulting increase in conversion revenue per pound. Conversion revenue which was $66.0 million in the first three months on 2005, increased to $67.6 million in the first three months of 2006 despite the 14% decrease in shipments. On a per pound basis, conversion revenue increased from 33.6 cents per pound in the first three months of 2005 to 39.8 cents per pound, an increase of 6.2 cents per pound or approximately 18%. Shipments by Wise Recycling to third parties increased approximately 9% for the quarter due to higher recycling activity associated with higher metal prices.

Cost of Sales. Cost of sales decreased from $215.5 million in the three months ended March 31, 2005, to $207.4 million in the three months ended March 31, 2006, a decrease of $8.1 million or 4%. Metal costs, representing 72% of cost of sales in both the first quarter of 2005 and 2006, decreased from $155.6 million in 2005 to $148.7 million in 2006, a decrease of $6.9 million or 4%. The decrease is attributable to the 14% decrease in shipments offset by higher metal prices. Conversion costs, which exclude metal, but include employment, energy, materials and other costs decreased from $59.9 million in the first quarter of 2005 to $58.7 million in 2006, a decrease of $1.2 million or 2%. On a per pound basis, conversion costs increased from 30.5 cents per pound in the first quarter of 2005 to 34.6 cents per pound in 2006, an increase of 4.1 cents per pound or 13%. The cost increase is primarily attributable to the higher price paid for natural gas during the three months ended March 31, 2006, which was approximately 64% higher than the same period in 2005, resulting in an approximate $5.5 million increase in natural gas costs. Resulting conversion margin increased from $6.1 million in 2005 to $8.9 million in 2006, an increase of 46%.

Selling, General and Administrative. Selling, general and administrative expenses increased from $2.7 million in the first quarter of 2005 to $3.0 million in the first quarter of 2006, an increase of $0.3 million or 11% due to higher legal and accounting costs.

Interest Expense and Fees. Interest expense and fees increased from $6.0 million in the first quarter of 2005 to $7.1 million in 2006 due to higher outstanding amounts on our line of credit which increased from $117.8 million at March 31, 2005, to $161.5 million at March 31, 2006. The increase was due to higher working capital needs caused by higher metal prices.

Mark-to-Market for Contracts under FAS No. 133. This income (expense) represents the non-cash gain (loss) we recognized pursuant to FAS No. 133. The unrealized gains (losses) were primarily a result of forward contracts entered into to hedge the cost of natural gas and aluminum. The fair value decrease during the first quarter of 2005 was ($3.6) million compared to an increase of $4.7 million during the first quarter of 2006.

Liquidity and Capital Resources

Our principal sources of cash to fund liquidity needs are net cash provided by operating activities and availability under our revolving senior secured facility. We anticipate that our primary liquidity needs will be for debt service, working capital and capital expenditures. Our debt service costs have increased as a result of increased aluminum prices. We believe that cash generated from operations, available borrowings under our senior secured credit facility, as amended and restated, and other indebtedness will be sufficient to enable us to meet our liquidity requirements in the foreseeable future.

As of March 31, 2006, the outstanding balance on our revolving line of credit was $161.5 million. In addition, we had approximately $2.7 million of outstanding letters of credit against our $180 million revolving credit line. We are also able to enter into lease transactions and sale-leaseback transactions up to $20 million that also would result in reducing our outstanding balance under the revolving credit line. Furthermore, we frequently offer cash discounts for early payment against receivables from our major can sheet customers which can also significantly decrease outstanding debt and increase overall liquidity.

Our liquidity has been directly impacted by aluminum prices which have increased steadily and dramatically since 2002. Average aluminum prices in 2002 were 65.4 cents per pound and have risen over 40% to average 91.7 cents per pound for 2005. In December 2005, aluminum prices had risen to average $1.07 per pound and risen still further to average $1.16 per pound in March 2006. These price increases have and are continuing to impact our working capital requirements resulting in higher outstanding debt supported by higher levels of receivables and inventory. Our net liquidity is determined based on a standard borrowing base formula which accounts for the collateral value of inventory and receivables on a basis approximating the lower of current cost (on a FIFO basis) or fair market value. This borrowing base is then compared to the outstanding loan balance including outstanding letters of credit to determine a net amount available for additional borrowings.

However, our liquidity could be hampered if aluminum prices were to substantially increase or if we incurred significant unexpected increases in necessary capital expenditures. Significant increases in volumes could also impact our liquidity. See “Risk Factors” included in our 2005 Annual Report Form 10-K filed with the Securities and Exchange Commission for certain circumstances that could adversely affect our liquidity. In particular, a default under our senior secured credit facility (which through cross-defaults would result in a default of our senior secured notes) or decreased sales or lower margins from our sales customers and other competitive factors could have a material adverse effect on our liquidity.

Our senior secured credit facility contains covenants that include an adjusted EBITDA or an adjusted excess availability test that measures our liquidity as a means of monitoring debt compliance. As a result of the March 3, 2006 amendment, the Company was not required to comply with either the adjusted EBITDA or adjusted excess availability calculation until periods ending after March 31, 2006. While debt compliance cannot be assured, managements expects that all debt compliance measures will be met for the foreseeable future through a combination of the expected results of operations and various liquidity enhancement projects planned for the upcoming year. These projects include, but are not limited to, further amendments to our credit facility, continued accounts receivable asset sales, sale-leasebacks of certain equipment, discounted cash terms to customers, the combination of some or all of which is expected to result in debt compliance for the foreseeable future.

Should aluminum prices continue to rise, we expect that the collateral value of our working capital would continue to rise sufficiently to warrant further increases to the senior secured credit facility should required borrowings and conditions dictate. As such, we believe our available sources of credit will be sufficient to meet our liquidity needs.

Three months ended March 31, 2006 and 2005.

Operating Activities. During the three months ended March 31, 2006, net cash used in operating activities was $25.0 million as compared to $17.8 million during the three months ended March 31, 2005. Fluctuations in cash used in and provided by operating activities are subject to changing working capital requirements especially for accounts receivable and inventories. During the three months ended March 31, 2005, accounts receivable increased from $46.3 million at December 31, 2004, to $69.9 million at March 31, 2005, representing an increase of $23.6 million. This increase was a result of seasonality whereby shipments and corresponding accounts receivable are generally lower around the year-end holidays. This, however, was not the case in the first quarter of 2006 as receivables actually decreased from $73.3 million at December 31, 2005, to $69.3 million at March 31, 2006, a decrease of $4.0 million. The receivables at December 31, 2005, were relatively high as a result of a significant can sheet customer who had curtailed shipments during the third quarter, increased its order rate significantly at the end of the year leading to a temporary increase in accounts receivable and a corresponding decrease in inventory levels. This also contributed to a $39.3 million increase in inventory from December 31, 2005 to March 31, 2006. Higher aluminum prices, which rose from an average of $1.07 per pound in December to an average of $1.16 per pound in March 2006, also contributed significantly to the increase.

Investing Activities. In the three months ended March 31, 2006, our capital expenditures were $3.8 million as compared to $4.0 million during the same period in 2005. Both first quarter periods included some significant projects leading to relatively higher expenditures in the quarter. First quarter 2005 projects included a significant furnace rebuild and installation of an advanced reclamation melter process. First quarter 2006 projects included expansion of one of our recycling facilities and a major project to upgrade one of our furnaces.

Financing Activities. Net cash provided by financing activities was $24.4 million in the three months ended March 31, 2006, compared with $15.1 million in the first three months of 2005. Net cash provided by financing activities was related to increased borrowings from the revolving line of credit to fund increased working capital needs due primarily to higher aluminum prices and capital expenditures.

Effective March 31, 2006 we executed an agreement with a financial institution that allows the Company to sell certain accounts receivable up to $17 million on a non-recourse basis. This agreement expires December 31, 2006. As of March 31, 2006, there had been no sales under this agreement. Subsequent to March 31, 2006, the Company sold approximately $17 million of receivables under this agreement.

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

Our aluminum commodity risk management policy is to hedge the aluminum price risk associated with these fixed-price firm commitments. At March 31, 2006, these LME options and futures contracts covered approximately 98,700 metric tons with an unrealized fair value gain of approximately $23.2 million.

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

We earlier announced and received conversion price increases effective January 1, 2006, as well as our intent to begin moving away from providing ceiling coverage, or price caps, on the metal transfer price offered to can sheet customers. For the second and third quarters of 2006 the metal transfer price will be above the ceiling, as a result the Company expects to incur losses for the second and third quarter. Confidential discussions are ongoing and are continuing with customers on implementing these and other changes. These discussions resulted in contractual price increases that were effective January 1 and again with new price increases in the conversion price effective April 1, 2006. Current discussion are focusing on implementing further pricing relief for the fourth quarter of 2006 and beyond which include the elimination of all metal price ceilings or caps; however, we can give no assurances as to the outcomes of these discussions. Other can sheet suppliers have also made announcements regarding similar intentions and discussions.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this report and Item 7 of the Company’s annual report on Form 10-K for the year ended December 31, 2005.

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

There were no changes in the Company’s internal control over financial reporting during the quarterly period ended March 31, 2006, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A.	RISK FACTORS

There were no material changes from risk factors as previously disclosed in our Annual Report on Form 10-K as of December 31, 2005.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

10.1 Separation Agreement and Release between Randall R. Powers and Wise Metals Group LLC.

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

WISE METALS GROUP LLC

Dated: May 15, 2006	/s/ David D’Addario
David D’Addario
Chairman and Chief Executive Officer

/s/ Danny Mendelson
Danny Mendelson
Executive Vice President, Chief Financial Officer and Secretary