Form 10-Q
period 2006-06-30
Wise Metals Group LLC
filed 2006-08-15
CIK 1297014

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarter Ended June 30, 2006

Commission File Number: 333-117622

WISE METALS GROUP LLC

(Exact name of Registrant as specified in its charter)

Delaware	52-2160047
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

857 Elkridge Road, Suite 600

Linthicum, Maryland 21090

(Address of principal executive offices and zip code)

(410) 636-6500

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐        Accelerated filer  ☐        Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

FORWARD-LOOKING STATEMENTS

Certain of the matters discussed in this report, including, without limitation, matters discussed under Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” may constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Certain of these forward-looking statements can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates,” or “anticipates” or the negative of these terms or other comparable terminology, or by discussions of strategy, plans or intention. Statements contained in this report that are not historical facts are forward-looking statements. Without limiting the generality of the preceding statement, all statements in this report concerning or relating to estimated and projected earnings, margins, costs, expenditures, cash flows, growth rates and financial results are forward-looking statements. In addition, through the Company’s senior management, forward-looking statements are made concerning expected future operations, performance and other developments. Such forward-looking statements are necessarily estimates reflecting management’s best judgment based upon current information and involve a number of risks and uncertainties. Other factors may affect the accuracy of these forward-looking statements and actual results may differ materially from the results anticipated in these forward-looking statements. While it is impossible to identify all such factors, factors that could cause actual results to differ materially from those estimated include, but are not limited to, those factors or conditions described under Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Wise Metals Group LLC

Condensed Consolidated Balance Sheets

(In thousands)

	June 30, 2006	December 31, 2005
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,999	$6,456
Restricted cash	3,159	250
Accounts receivable, less allowance	81,453	73,326
Inventories	194,116	142,151
Other current assets	24,225	24,562

Total current assets	305,952	246,745
Non-current assets:
Property and equipment, net	86,829	86,557
Other assets	9,591	8,492
Goodwill	283	283

Total non-current assets	96,703	95,332

Total assets	$402,655	$342,077

Liabilities and members’ deficit:
Current liabilities:
Accounts payable	$81,894	$54,493
Current portion of long-term debt	1,498	1,477
Borrowing under revolving credit facility	181,052	137,730
Accrued expenses, payroll and other	21,556	18,247

Total current liabilities	286,000	211,947
Non-current liabilities:
Term loans, less current portion	1,392	826
Senior secured notes	150,000	150,000
Other liabilities	13,512	14,593

Total non-current liabilities	164,904	165,419
Members’ deficit:	(48,249)	(35,289)

Total liabilities and members’ deficit	$402,655	$342,077

See accompanying notes.

Wise Metals Group LLC

Condensed Consolidated Statements of Operations

(In thousands)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Sales	$283,254	$231,154	$499,530	$452,715
Cost of sales	284,908	221,215	492,302	436,676

Gross (deficit) margin	(1,654)	9,939	7,228	16,039
Operating expenses:
Selling, general, and administrative	2,906	3,122	5,879	5,818

Operating (loss) income	(4,560)	6,817	1,349	10,221
Other (expense) income:
Interest expense and fees, net	(8,444)	(6,249)	(15,564)	(12,268)
Unrealized (loss) gain on derivative instruments	(3,456)	4,923	1,255	1,304

Net (loss) income	$(16,460)	$5,491	$(12,960)	$(743)

See accompanying notes.

Wise Metals Group LLC

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six months ended June 30,
	2006	2005
Cash flows from operating activities

Net loss	$(12,960)	$(743)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,221	6,610
Amortization of deferred financing fees	778	598
Unrealized gains on derivatives	(1,255)	(1,304)
Changes in operating assets and liabilities:
Restricted cash	(2,909)	(998)
Accounts receivable	(8,127)	(29,178)
Inventories	(51,965)	3,413
Other current assets	1,785	(1,106)
Accounts payable	27,401	7,565
Accrued expenses, payroll and other	158	(675)

Net cash used in operating activities	(40,873)	(15,818)

Cash flows from investing activities
Purchase of equipment, net	(6,493)	(7,496)

Net cash used in investing activities	(6,493)	(7,496)

Cash flows from financing activities
Net issuance of short-term borrowings	43,343	17,347
Issuance (payments) on long-term obligations	566	(110)
Purchase of members’ equity	—	(906)

Net cash provided by financing activities	43,909	16,331

Net decrease in cash and cash equivalents	(3,457)	(6,983)
Cash and cash equivalents at beginning of period	6,456	7,669

Cash and cash equivalents at end of period	$2,999	$686

See accompanying notes.

Wise Metals Group LLC

Notes to Condensed Consolidated Financial Statements

June 30, 2006

(Unaudited)

(Dollars in thousands)

1. Organization

Wise Metals Group LLC is a holding company formed for the purpose of managing the operations of Wise Alloys LLC, Wise Recycling LLC and Listerhill Total Maintenance Company LLC (collectively, the Company). Wise Alloys LLC (Alloys) principally manufactures and sells aluminum can sheet to aluminum can producers and also serves the transportation and building and construction markets. Wise Recycling LLC (Recycling) is engaged in the recycling and sale of scrap aluminum and other non-ferrous metals. Listerhill Total Maintenance Company LLC (LTMC) specializes in providing maintenance, repairs and fabrication to manufacturing and industrial plants all over the world ranging from small onsite repairs to complete turn-key maintenance.

2. Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements are presented in accordance with generally accepted accounting principles for interim financial information and with the requirements of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the disclosures normally required by accounting principles generally accepted in the United States of America for complete financial statements. The condensed consolidated financial statements have been prepared in accordance with the Company’s customary accounting practices and, in the opinion of management, all adjustments necessary to fairly present the financial position, results of operations and cash flows for the reported interim periods have been made and were of a normal recurring nature. Operating results for the six month period ended June 30, 2006, are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, refer to the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. The accompanying condensed consolidated financial statements include the accounts of Wise Metals Group LLC and its subsidiaries. Intercompany transactions have been eliminated in consolidation.

Derivatives and Hedging Activity

The Company has entered into long-term contracts to supply can sheet to its largest customers. To reduce the risk of changing prices for purchases and sales of metal, including firm commitments under these supply contracts, the Company uses commodity futures and option contracts. In addition, the Company uses natural gas futures and option contracts.

In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133). SFAS No. 133 requires companies to recognize all derivative instruments as either assets or liabilities on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through the statement of operations. The Company has elected not to designate any of its derivative instruments as hedges under SFAS No. 133.

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

A summary of the fair value of the Company’s derivative instruments is as follows:

Description of Derivative Instrument	Fair value at June 30, 2006	Fair value at December 31, 2005
Aluminum futures and options	$20,480	$16,394
Natural gas futures and options	(3,448)	(617)

	$17,032	$15,777

The fair value asset or liability for the above noted derivatives is included in other assets, accrued expenses, payroll and other, or other liabilities as appropriate.

Unrealized (loss) gain amounts recorded were as follows:

	Three months ended June 30,		Six months ended June 30,
Description of Derivative Instrument	2006	2005	2006	2005
Aluminum futures and options	$(2,766)	$5,662	$4,086	$404
Natural gas futures and options	(690)	(739)	(2,831)	900

	$(3,456)	$4,923	$1,255	$1,304

The Company maintains lines of credit with brokers to cover unrealized losses on futures contracts and uses options to manage price exposure with respect to firm commitments to purchase or sell aluminum.

Inventories

Inventories consisted of the following:

	June 30, 2006	December 31, 2005
Manufacturing inventories:
Raw materials	$99,615	$50,040
Work in progress	93,128	64,941
Finished goods	32,841	58,921
LIFO reserve	(49,540)	(49,540)

Total manufacturing inventories	176,044	124,362
Supplies inventory	18,072	17,789

Total inventories	$194,116	$142,151

Manufacturing inventories are stated at the lower of cost or market based on the last-in, first-out (LIFO) method. An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations must necessarily be based on management’s estimates of expected year-end inventory levels and costs which are dependent upon prevailing aluminum costs and other factors which are beyond management’s control.

Long-Lived Assets

We review our long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to the future net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds their fair value. Judgments made by us related to the expected useful lives of long-lived assets and our ability to realize any undiscounted cash flows in excess of the carrying amounts of such assets are affected by factors such as the ongoing maintenance and improvements of the assets, changes in the expected use of the assets, changes in economic conditions, changes in operating performance and anticipated future cash flows.

3. Financing Arrangements

Debt consisted of the following:

	June 30, 2006	December 31, 2005
Revolving, secured credit facility	$181,052	$137,730
Senior secured 10.25% notes due 2012	150,000	150,000
Other notes payable	2,890	2,303

Total	333,942	290,033
Less current portion	(182,550)	(139,207)

Total Non-Current Debt	$151,392	$150,826

On June 12, 2006, the terms of the Company’s revolving line-of-credit were amended and the availability was increased from $180 million to $207.5 million and the termination date was extended to May 5, 2008 (the June 12, 2006 Amendment). The interest rate on the revolving line-of-credit is a variable rate of prime plus a range of 0% to 0.50% or LIBOR plus a range of 2.25% to 2.75%.

At June 30, 2006, the Company also has outstanding letters of credit in the amount of $2.7 million with a financial institution. Substantially all of the assets of the Company are pledged as collateral for this financing arrangement.

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

In addition, the revolving credit facility (as well as the senior secured notes through cross-default provisions) is subject to customary compliance with financial covenants which include either attaining a minimum level of earnings before interest, taxes, and depreciation and amortization (EBITDA) adjusted for the effects of LIFO and SFAS No. 133 (Adjusted EBITDA) or achieving a specified adjusted excess availability calculation. As a result of the June 12, 2006 Amendment, the Company was not required to comply with either the Adjusted EBITDA or adjusted excess availability calculation until the periods ending after June 30, 2006. As a result of an amendment to the terms of the facility dated August 4, 2006 (the August 4, 2006 Amendment) the availability was increased to $207.5 million, the termination date was extended to May 5, 2009 and the Company is now not required to comply with either the Adjusted EBITDA or adjusted excess availability calculation until periods after July 31, 2006.

Effective March 31, 2006 the Company executed an asset sale agreement with a financial institution that allows the Company to sell certain accounts receivable up to $17 million on a non-recourse basis. This agreement expires December 31, 2006. Under the terms of the agreement, the Company agreed to sell on an ongoing basis and without recourse, a designated customer’s accounts receivable. The terms of the sale agreement also state that 15% of proceeds of the receivable sale will be held by the Company as cash collateral. This amount is reflected on the balance sheet as restricted cash. As of June 30, 2006, approximately $15.9 million was sold under the agreement with $2.9 million held as restricted cash.

4. Stock-Based Employee Compensation

Effective January 1, 2006 the Company adopted the fair value recognition provisions of the Statement of Financial Accounting Standards No. 123 (SFAS No. 123) (Revised 2004), Share-Based Payment (SFAS No. 123(R)), using the modified prospective transition method. Under this transition method, stock-based compensation expense for the first quarter of fiscal 2006 for all stock-based compensation awards granted prior to, but not yet vested as of, January 1, 2006 is based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123. Stock-based compensation expense for all share-based payment awards granted after January 1, 2006 (for which there are none) will be based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). All previously outstanding stock-based compensation awards terminated during the current year with the termination of the single employee who had been awarded such awards.

5. Pension and Post-Retirement Benefits

The Company’s pension and other post-retirement benefit plans are more fully disclosed in Note 8 of the Notes to Consolidated Financial Statements included in Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. Effective April 1, 1999, the Company established a defined benefit pension plan that covers essentially all union employees. The plan provides certain levels of benefits based on years of service and wage levels, but does not provide benefits for any prior service. In addition, defined contribution plans for both union and non-union employees were established.

In 2003 the Company negotiated defined contributions to multi-employer union pension plans. These contributions were offered in exchange for freezing service time and the pension factor in the aforementioned union employee defined benefit plan as of the first quarter of 2004 and eliminating post-retirement benefits for affected employees.

The Company also established post-retirement benefit plans for all hourly and salaried employees effective April 1, 1999. These union employees who become eligible to retire under the defined benefit plan, and are not a part of the unions that have elected the multi-employer option, will retain health benefits and certain other benefits for life. Salaried employees who retire after age 60 with a combined 10 years service with Alloys and the previous owner of the Alloys facilities will be eligible for medical benefits until age 65.

The Company’s funding policy for these plans is to contribute negotiated amounts to the multi-employer funds and amounts necessary to meet minimum funding requirements outlined by the Employee Retirement Income Security Act for the defined benefit plans, but not to exceed the maximum deductible amount allowed by the Internal Revenue Code. The Company contributed $1.6 million to the multi-employer plans during 2005. Contributions to the defined benefit plan are expected to be approximately $5.3 million during 2006.

The 2006 and 2005 amounts shown below reflect the defined benefit pension and other post-retirement benefit expense for the three and six month periods ended June 30, 2005 and June 30, 2006:

	Three months ended June 30				Six months ended June 30
	Pension Benefits		Other Post Retirement Benefits		Pension Benefits		Other Post Retirement Benefits
	2006	2005	2006	2005	2006	2005	2006	2005
Service cost	$325	$277	$386	$348	$650	$554	$771	$696
Interest cost	237	194	114	115	474	388	229	230
Expected return on plan assets	(175)	(134)	—	—	(350)	(268)	—	—
Amortization of prior service cost	9	9	—	—	18	18	—	—
Net loss (gain) recognition	7	—	(30)	(6)	14	—	(61)	(12)

Net periodic benefit cost	$403	$346	$470	$457	$806	$692	$939	$914

On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) was signed into law which introduced a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. In May 2004, the FASB issued FASB Staff Position (“FSP”) No. FAS 106-2, which provides accounting guidance to sponsors of postretirement health care plans that are impacted by the Act. FSP is effective for interim or annual periods beginning after June 15, 2004. Detailed regulations necessary to implement the Act were finalized during the first quarter of 2005. The Company has determined that the drug benefit offered to hourly retirees will qualify for the federal subsidy under Medicare Part D, while the drug benefit offered to its salaried retirees will not qualify for the federal subsidy. The resulting effect of the federal subsidy on the hourly plan is not significant and therefore, as of June 30, 2006, the accrued benefit obligation and net periodic postretirement costs do not reflect the effects of the Act. The effects of the Act were recognized by the Company in the accumulated benefit obligation of the hourly plan at the plan measurement date which occurred in the fourth quarter of 2005 as permitted under SFAS 106, “Employers Accounting for Postretirement Benefits other than Pensions.” The impact of the federal subsidy associated with the hourly plan did not have a material impact on the Company’s financial position, cash flows or results of operations.

6. Contingencies

The Company is a defendant in an action brought by Merrill Lynch, Pierce, Fenner & Smith Incorporated pending in the New York Supreme Court, County of New York. In this action, Merrill Lynch seeks $0.9 million for out-of-pocket costs and expenses allegedly incurred pursuant to a letter agreement between Wise Metals and Merrill Lynch dated January 31, 2002, in which Merrill Lynch alleges that Wise Metals agreed to reimburse Merrill Lynch for such costs and expenses. The Company has hired counsel and is vigorously contesting this law suit and believes it has meritorious defenses to the claims alleged herein. The Company has filed an answer to the complaint denying the material allegations and alleging several affirmative defenses and counterclaims which exceed in amount the sum sought by Merrill Lynch. Merrill Lynch moved to dismiss the Company’s counterclaims and by an order dated December 30, 2004, the Court granted this motion, dismissed the counterclaims and permitted the Company to replead two of the counterclaims. The Company appealed, which resulted in a reversal reinstating the dismissed counterclaims. Merrill Lynch has replied to the counterclaims. The action is presently in the discovery stage.

The Company is a defendant in an action brought by a former executive pending in Alabama State Court. In this action, the plaintiff is seeking to enforce an alleged settlement contract with the Company. The plaintiff alleges that a deal had been negotiated whereby in exchange for $2 million the plaintiff would surrender his equity interest in the Company, forgo any claim for a $1 million severance that plaintiff alleges would otherwise come due on his 62nd birthday (payable in $50,000 quarterly installments) and provide the Company with a general release of any existing or potential claims. The Company has hired counsel, is vigorously contesting this law suit and believes it has meritorious defenses.

The Company has accrued a $1 million reserve in connection with the above litigations.

On August 11, 2006 the Company filed a lawsuit against Crown Cork and Seal (USA), Inc. in state court in Alabama for breach of contract and seeking a declaratory judgment on our beverage can sheet and food sheet contracts. The lawsuit alleges damages because of breaches by Crown of the beverage can sheet contract, and asks the court to interpret certain pricing provisions of the food contract. Crown has not yet been served with process in such suit.

The Company is a party to certain claims and litigation associated with employment related matters for which management believes that the ultimate resolution will not have a material adverse impact on the Company’s financial position.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are the third largest producer of aluminum beverage can sheet in the world and one of the largest aluminum scrap recyclers in the United States. Beverage can sheet is aluminum sheet specifically designed and engineered for the production of aluminum beverage cans. Our customers include Ball, Crown, and Rexam. These customers produce aluminum cans for the largest brewers and carbonated soft drink makers in North America. In addition, we provide food container stock and semi-fabricated aluminum sheet for the transportation industry and other common alloy markets. In 2005, we supplied an estimated 14% of the North American market for aluminum beverage can sheet as measured by volume and we own one of only five beverage can sheet facilities in North America, providing valuable capacity to a consolidated industry. We further estimate that our market share has remained consistent in 2006, and that we have increased our market presence in the commercial products markets.

Unlike some of our principal competitors, we do not manufacture aluminum from bauxite. Instead, we process aluminum scrap and prime aluminum manufactured by third parties. As a result, we do not have the capital requirements and high fixed costs associated with the production on prime aluminum. Historically, prices of our aluminum can sheet and other products have been correlated directly with the prices of our metal costs due to the standard industry practice of passing through metal costs to customers. This correlation, subject to the impacts of metal ceiling or “price caps” has otherwise allowed us to maintain relatively consistent conversion revenue, defined as net revenue less material costs, on a per pound basis. The impact of metal prices rising above the ceiling materially impacted the second quarter and is expected to impact the third quarter as well as potentially the fourth quarter depending upon prevailing market conditions. This could lead to continued reductions in net conversion revenue and conversion margins.

Crown Cork and Seal (USA), Inc. has notified us that it has arranged to place its beverage can sheet volume with other producers for the fourth quarter of 2006 and for calendar year 2007. In 2005, sales to Crown totaled approximately 20% of our net sales of which beverage can sheet was a substantial portion. Crown has indicated we will retain our can sheet volume for food products. This will result in a substantial loss of volume for these periods, and to the extent it is not replaced with other volume could have a material adverse effect on our financial condition and results of operations. In connection with Crown’s placement of its business, we filed a lawsuit against Crown. See Item 1 of Part II “Legal Proceedings” below.

Quarterly Information

Our quarterly revenues tend to fluctuate period to period based in large part on changes in aluminum prices. These changes generally do not affect our cash flow because we seek to match our hedging positions to our contractually-obligated sales agreements. We also pass aluminum cost increases, subject to ceilings, to customers through an indexed pricing mechanism and/or by fixing the cost of metal through forward contracts on the London Metals Exchange (LME). Our net income may also fluctuate period to period based on the mark to market adjustment caused by our hedged position on aluminum and natural gas. Because we do not designate our forward contracts as hedges under SFAS 133, we are required to recognize the non-cash mark to market adjustment in our current earnings and these adjustments may be material.

Critical Accounting Policies

We have prepared our financial statements in accordance with accounting principles generally accepted in the United States, and these statements necessarily include some amounts that are based on informed judgments and estimates of management. Our critical accounting policies are discussed above in Note 2 to our Combined Consolidated Financial Statements. As discussed below, our financial position or results of operations may be materially affected when reported under different conditions or when using different assumptions in the application of such policies. In the event estimates or assumptions prove to be different from actual amounts, adjustments are made in subsequent periods to reflect more current information.

Inventory Valuation

Inventories are valued at lower of cost or market using the last-in, first-out (LIFO) method. We use the LIFO method since it better matches current costs with current sales prices. Certain items in inventory may be considered impaired, obsolete or excess, and as such, we may establish an allowance to reduce the carrying value of these items to their net realizable value. We determine the amounts in these inventory allowances based on certain assumptions and judgments made from the information available at that time. If these estimates and related assumptions or the market changes, we may be required to record additional reserves.

Derivative Accounting

We have entered into long-term agreements to supply beverage can stock to our largest customers. To reduce the risk of changing prices for purchases and sales of metal, including firm commitments under these supply agreements, as well as to manage volatile natural gas prices, we use commodity futures and option contracts.

Under SFAS No. 133, we are required to recognize all derivative instruments as either assets or liabilities on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through the statement of operations.

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

Allowance for Doubtful Accounts

Our ability to collect outstanding receivables from our customers is critical to our operating performance and cash flows. Typically, our customer agreements require monthly payments, mitigating the risk of non-collection. We record an allowance for doubtful accounts based on our ongoing monitoring of our customers’ credit and on the aging of the receivables. If the financial condition of our two largest customers were to deteriorate, resulting in an impairment of their ability to make payments, the recorded allowance for doubtful accounts may not be sufficient.

Long-Lived Assets

We review our long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of an asset is measured by comparing the carrying amount of the asset to the future net cash flows expected to be generated by the asset. The impairment to be recognized is measured by the amount, if any, by which the carrying amount of the assets exceeds their fair value. Judgments made by us related to the expected useful lives of long-lived assets and our ability to realize any undiscounted cash flows in excess of the carrying amounts of such assets are affected by factors such as the ongoing maintenance and improvements of the assets, changes in the expected use of the assets, changes in economic conditions, changes in operating performance and anticipated future cash flows. Since judgment is involved in determining the fair value of long-lived assets, there is risk that the carrying value of our long-lived assets may require adjustment in future periods. If actual fair value is less than our estimates, long-lived assets may be overstated on the balance sheet and a charge would need to be taken against earnings.

Operating Results

Conversion Revenue and Conversion Margin

Shipments of can sheet accounted for a substantial portion of our Listerhill facility’s output in 2005 and in the first half of 2006. There are two components to our pricing under industry standards for can sheet pricing. The first component of can sheet pricing is the market price for aluminum that we pass on to our customers, which is currently subject to an industry-wide ceiling price that materially affected second quarter pricing and is expected to impact third quarter pricing. Subject to prevailing market conditions, the ceiling price may also adversely affect fourth quarter pricing. Under this industry formula, the metal transfer price is changed twice annually, on April 1 and on October 1. The metal transfer price for the period April 1 through September 30 is determined based on the average published Midwest P1020 aluminum price for the preceding six-month period ended the last day of February. Likewise, the metal transfer price for the period October 1 through the following March 31 is determined based on the average published Midwest P1020 aluminum price for the immediately prior six month period ended the last day of August. We reduce our exposure to aluminum price fluctuations by passing cost increases to customers through this indexed sales pricing mechanism and by fixing the cost of metal through forward contracts on the London Metals Exchange (LME). Although the spread differential between prime metal and scrap cannot be cost effectively hedged in the financial markets, we minimize market price risk with respect to scrap aluminum we receive from our customers and reprocess at a fixed conversion spread.

The second component of our pricing is a fixed conversion, or value added, price. The fixed conversion price is calculated annually using Alcoa Inc.’s list price as a basis. The fixed conversion price and metal price ceilings are the most significant factors influencing our profitability. Conversion pricing under our supply agreement is subject to renegotiation annually and at such times that our major competitors change their published conversion prices. Because of the importance of the conversion price to our operating results, we measure conversion margin to evaluate our performance.

Conversion margin is determined as conversion revenue (sales less metal cost and the effect of LIFO) less conversion cost (cost of sales less metal costs). The following table is a reconciliation of these non-GAAP financial measures to their related GAAP basis measures.

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Sales	$283,254	$231,154	$499,530	$452,715
Less:
Metal costs	(215,784)	(159,090)	(364,459)	(314,648)
LIFO adjustment[1]	—	—	—	—

Conversion revenue	$67,470	$72,064	$135,071	$138,067

Cost of sales	$284,908	$221,215	$492,302	$436,676
Less:
Metal costs	(215,784)	(159,090)	(364,459)	(314,648)

Conversion costs	$69,124	$62,125	$127,843	$122,028

Conversion revenue	$67,470	$72,064	$135,071	$138,067
Conversion costs	(69,124)	(62,125)	(127,843)	(122,028)

Conversion margin (deficit)	$(1,654)	$9,939	$7,228	$16,039

Shipments (000s)	207,407	199,406	377,325	395,945
Conversion margin per pound shipped	$(.0080)	$.0498	$.0192	$.0405

1.

LIFO Adjustment represents the actual period adjustment recorded to adjust our inventory from FIFO basis to LIFO basis. An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations must necessarily be based on management’s estimates of expected year-end inventory levels and costs dependent upon prevailing aluminum costs and other factors which are beyond management’s control. The LIFO adjustment recorded is determined based on the volume of sales to date as a percentage of estimated annual shipments. On an annual basis, the LIFO adjustment represents the actual year end calculated LIFO reserve adjustment.

Three months ended June 30, 2006 and 2005

Sales. Our sales increased from $231.2 million in the three months ended June 30, 2005, to $283.3 million in the three months ended June 30, 2006, an increase of $52.1 million or 23%. The increase was primarily a result of price increases that were implemented on April 1, 2006. The average resulting sales price increased from $1.16 per pound in the second quarter of 2005 to $1.37 per pound in the second quarter of 2006, an increase of approximately 18%. The increase in sales was also a result of an increase in shipments from 199.4 million pounds in the second quarter of 2005 to 207.4 million pounds in the second quarter of 2006, an increase of 8.0 million pounds or 4%. Second quarter shipments were higher primarily due to a 36% increase in shipments of commercial product and a 10% increase in Recycling shipments, offset by a 1% decrease in shipments of can stock. The increase in commercial product shipments is a result of the continued entrance into this market while the increase in Recycling shipments reflect an increase in shipments to third parties of approximately 10% for the quarter due to higher recycling activity associated with higher metal prices as well as continued efforts in the regions served by existing Recycling facilities. Alloys shipments of can sheet have been reduced as a result of contractual renegotiations to improve pricing. Much of this decrease in second quarter can stock sales was offset by a change in the shipping terms of our sales to our largest customers. Effective May 31, 2006, sales to our major can sheet customers are sold FOB shipping point which results in our recognition of revenue at the time we ship from our Listerhill plant. This resulted in an increase in second quarter shipments of approximately 22.8 million and a corresponding $31.8 million increase to second quarter sales. Conversion revenue, which was $72.1 million in the second quarter of 2005, decreased to $67.5 million in the second quarter of 2006. On a per pound basis, conversion revenue decreased from 36.1 cents per pound in the second quarter of 2005 to 32.5 cents per pound, a decrease of 3.6 cents per pound or approximately 10%.

Cost of Sales. Cost of sales increased from $221.2 million in the three months ended June 30, 2005, to $284.9 million in the three months ended June 30, 2006, an increase of $63.7 million or 29%. Metal costs, representing 72% and 76% of cost of sales in the three months ended June 30, 2005 and 2006, respectively, increased from $159.1 million in 2005 to $215.8 million in 2006, an increase of $56.7 million or 36%. The increase is attributable to higher metal prices along with a 4% increase in shipments. Conversion costs, which exclude metal, but include employment, energy, materials and other costs increased from $62.1 million in the second quarter of 2005 to $69.1 million in the second quarter of 2006, an increase of $7 million or 11%. On a per pound basis, conversion costs increased from 31.2 cents per pound in the second quarter of 2005 to 33.3 cents per pound in the second quarter of 2006, an increase of 2.1 cents per pound or 7%. The cost increase is primarily attributable to the higher price paid for natural gas during the three months ended June 30, 2006, which was approximately 27% higher than the same period in 2005, resulting in an approximate $1.9 million increase in natural gas costs. As a result of these cost increases, our conversion margin decreased from $9.9 million in the second quarter of 2005 to a deficit of ($1.7) million in 2006.

Selling, General and Administrative Expense. Selling, general and administrative expenses decreased from $3.1 million in the second quarter of 2005 to $2.9 million in the second quarter of 2006, a decrease of $0.2 million or 6%, primarily due to lower legal and accounting costs.

Interest Expense and Fees. Interest expense and fees increased from $6.2 million in the second quarter of 2005 to $8.4 million in the second quarter of 2006 due to higher prevailing interest rates and higher outstanding amounts on our line-of-credit which increased from $119.0 million at June 30, 2005, to $181.1 million at June 30, 2006. The increase in outstanding amounts on our line-of-credit was due to higher working capital needs caused by higher metal prices.

Mark-to-Market for Contracts under SFAS No. 133. This income (expense) represents the non-cash gain (loss) we recognized pursuant to SFAS No. 133. The unrealized gains (losses) were primarily a result of forward contracts entered into to hedge the cost of natural gas and aluminum. The fair value increase during the second quarter of 2005 was $4.9 million compared to a decrease of ($3.5) million during the second quarter of 2006.

Six months ended June 30, 2006 and 2005

Sales. Our sales increased from $452.7 million in the six months ended June 30, 2005, to $499.5 million in the six months ended June 30, 2006, an increase of $46.8 million or 10%. The increase was primarily a result of price increases that were enacted on January 1, 2006 and again on April 1, 2006. The price increase was offset by lower shipments which decreased from 395.9 million pounds in the first six months of 2005 to 377.3 million pounds in 2006, a decrease of 18.6 million pounds or 5%. While second quarter shipments were approximately 4% higher in the second quarter of 2005, first quarter shipments were 14% less than in the first quarter of 2005 due primarily to can sheet customers reducing inventory quantities from year-end levels combined with the effect of slightly lower contractual volumes which resulted from negotiations to improve pricing. Conversion revenue, which was $138.1 million in the first six months of 2005, decreased to $135.1 million in the first six months of 2006. On a per pound basis, conversion revenue increased from 34.9 cents per pound in the first six months of 2005 to 35.8 cents per pound in the first six months of 2006, an increase of .9 cents per pound or approximately 3%. This increase was the result of price increases which became effective both January 1 and again on April 1, offset by the effects of aluminum price caps on the metal component of sales of can sheet.

Cost of Sales. Cost of sales increased from $436.7 million in the six months ended June 30, 2005, to $492.3 million in the six months ended June 30, 2006, an increase of $55.6 million or 13%. Metal costs, representing 72% and 74% of cost of sales in the six months ended June 30, 2005 and 2006, respectively, increased from $314.6 million in the second quarter of 2005 to $364.5 million in the second quarter of 2006, an increase of $49.9 million or 16%. The increase is primarily attributable to higher metal prices offset by a 5% decrease in shipments. Conversion costs, which exclude metal, but include employment, energy, materials and other costs increased from $122.0 million in the first six months of 2005 to $127.8 million in the first six months of 2006, a increase of $5.8 million or 5%. On a per pound basis, conversion costs increased from 30.8 cents per pound in the first six months of 2005 to 33.9 cents per pound in the first six months of 2006, an increase of 3.1 cents per pound or 10%. This cost increase is primarily attributable to the higher price paid for natural gas during the six months ended June 30, 2006, which was approximately 47% higher than the same period in 2005, resulting in an approximate $7.4 million increase in natural gas costs. As a result, our conversion margin decreased from $16.0 million in 2005 to $7.2 million in 2006.

Selling, General and Administrative Expense. Selling, general and administrative expenses increased from $5.8 million in the first six months of 2005 to $5.9 million in the first six months of 2006, an increase of $0.1 million or 1.7% due to higher legal and accounting costs.

Interest Expense and Fees. Interest expense and fees increased from $12.3 million in the first six months of 2005 to $15.6 million in the first six months of 2006 due to higher prevailing interest rates and higher outstanding amounts on our line-of-credit which increased from $119.0 million at June 30, 2005, to $181.1 million at June 30, 2006. The increase to our line-of-credit was due to higher working capital needs caused by higher metal prices.

Mark-to-Market for Contracts under SFAS No. 133. This income (expense) represents the non-cash gain (loss) we recognized pursuant to SFAS No. 133. The unrealized gains (losses) were primarily a result of forward contracts entered into to hedge the cost of natural gas and aluminum. The fair value increase during the first six months of 2005 was $1.3 million compared to an increase of $1.3 million during the first six months of 2006.

Liquidity and Capital Resources

Our principal sources of cash to fund liquidity needs are net cash provided by operating activities and availability under our revolving senior secured credit facility described in Note 3 to our Combined Consolidated Financial Statements above. We anticipate that our primary liquidity needs will be for debt service, working capital and capital expenditures. Our debt service costs have increased as a result of increased aluminum prices. We believe that cash generated from operations, available borrowings under our senior revolving secured credit facility, and other indebtedness will be sufficient to enable us to meet our liquidity requirements in the foreseeable future.

As of June 30, 2006, the outstanding balance on our revolving line-of-credit was $181.1 million. In addition, we had approximately $2.1 million of outstanding letters of credit against our $200 million revolving credit line. Furthermore, as a result of the August 4, 2006 amendment the facility was increased to $207.5 million, the termination date was extended to May 5, 2009 and the company is now not required to comply with either the Adjusted EBITDA or adjusted excess availability calculation until periods after July 31, 2006. The terms of the credit facility permit us to enter into lease transactions and sale-leaseback transactions with a value of up to $20 million that would revolve our outstanding balance under the facility. Furthermore, we frequently offer cash discounts for early payment against receivables from our major can sheet customers which can also decrease outstanding debt and increase our overall liquidity.

Our liquidity has been directly impacted by aluminum prices which have increased steadily and dramatically since 2002. Average aluminum prices in 2002 were 65.4 cents per pound and have risen over 40% to average 91.7 cents per pound in 2005. In December 2005, aluminum prices had risen to an average of $1.07 per pound and continued to increase to an average of $1.26 per pound in the second quarter of 2006. These price increases have and are continuing to impact our working capital requirements resulting in higher outstanding debt supported by higher levels of receivables and inventory. Our net liquidity is determined based on a standard borrowing base formula which accounts for the collateral value of inventory and receivables on a basis approximating the lower of current cost (on a FIFO basis) or fair market value. This borrowing base is then compared to the outstanding loan balance including outstanding letters of credit to determine a net amount available for additional borrowings.

Our liquidity could be hampered if aluminum prices were to substantially increase or if we incurred significant unexpected increases in necessary capital expenditures. Significant increases in volumes could also impact our liquidity. See “Risk Factors” included in our Annual Report Form 10-K for the year-ended December 31, 2005 for a discussion of certain circumstances that could adversely affect our liquidity. In particular, a default under our revolving senior secured credit facility (which through cross-defaults would result in a default of our senior secured notes) or decreased sales or lower margins and other competitive factors could have a material adverse effect on our liquidity.

Our revolving senior secured credit facility contains covenants as a means of monitoring debt compliance one of which required that the Company meet either an adjusted EBITDA or an adjusted excess availability test (described in Note 3 to our Condensed Consolidated Financial Statements above) which measure our liquidity. As a result of a June 12, 2006 amendment, the Company was not required to comply with either the adjusted EBITDA or adjusted excess availability calculation until periods ending after June 30, 2006. As a result of an August 4, 2006 amendment the company is not required to comply with this covenant until periods after July 31, 2006. While debt compliance cannot be assured, management expects that all debt compliance requirements will be met for the foreseeable future through a combination of our expected results of operations and various liquidity enhancement projects planned for the upcoming year. These projects include, but are not limited to, further amendments to our credit facility, continued accounts receivable asset sales, sale-leasebacks of certain equipment, discounted cash terms to customers.

Should aluminum prices continue to rise, we expect that the collateral value of our working capital would continue to rise sufficiently to warrant further increases to the senior secured credit facility should required borrowings and conditions dictate. As such, we believe our available sources of credit will be sufficient to meet our liquidity needs.

Six months ended June 30, 2006 and 2005

Operating Activities. During the six months ended June 30, 2006, net cash used in operating activities was $40.9 million as compared to $15.8 million during the six months ended June 30, 2005. Cash used in and provided by operating activities fluctuates subject to changing working capital requirements, especially for accounts receivable and inventories, both of which are dramatically impacted by aluminum prices. Accounts receivable increased from $73.3 million at December 31, 2005, to $81.5 million at June 30, 2006, representing an increase of $8.2 million. Higher aluminum prices, which rose from an average of $1.07 per pound in December 2005 to an average of $1.26 per pound in the second quarter of 2006, also contributed significantly to the increase in inventory.

Investing Activities. In the six months ended June 30, 2006, our capital expenditures were $6.5 million as compared to $7.5 million during the same period in 2005. Both six month periods included some significant projects leading to relatively higher capital expenditures. For the first six months of 2005, projects included a significant furnace rebuild and installation of an advanced reclamation melter process. For the first quarter of 2006, projects included expansion of one of our recycling facilities and a major project to upgrade one of our furnaces.

Financing Activities. Net cash provided by financing activities was $43.9 million in the six months ended June 30, 2006, compared with $16.3 million in the six months ended June 30, 2005. This increase was related to increased borrowings under our revolving senior secured credit facility to fund our working capital needs primarily due to higher aluminum prices and capital expenditures.

Effective March 31, 2006 we executed an agreement with a financial institution that allows the Company to sell certain accounts receivable up to $17 million on a non-recourse basis. This agreement expires December 31, 2006. As of June 30, 2006, approximately $15.9 million of accounts receivable was sold under the agreement. Terms also state that 15% of proceeds of the receivable sale will be held by the Company as cash collateral. This amount is reflected on the balance sheet as restricted cash. As of June 30, 2006, approximately $15.9 million was sold under the agreement with $2,909 million held as restricted cash.

Quantitative and Qualitative Disclosures About Market Risk

Cost of Aluminum. As a condition of sale for a substantial majority of our sales, our customers require us to enter into short and long-term fixed-price commitments. Under these agreements, the pricing terms of the aluminum component can be based on “band” pricing which contains an industry standard six-month lag formula and may contain an upper and lower limit, a fixed price or an upper limit only. Accordingly, the price of the aluminum component can be set as much as six months or more prior to the actual sale date, leaving us exposed to the risk of fluctuating aluminum prices between the time the price on the order is determined and the time that the order is fulfilled.

Our aluminum commodity risk management policy is to hedge the aluminum price risk associated with these fixed-price firm commitments. At June 30, 2006, these LME options and futures contracts covered approximately 36,575 metric tons of aluminum with an unrealized fair value gain of approximately $20.5 million.

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

Under the terms of our customer contracts, we use an industry standard for pricing the metal component of all aluminum can sheet sold. This standard is described above under “—Conversion Revenue and Conversion Margin.” Accordingly, at any given point in time, we may have seven months of delivery priced under the master contract, the exact specifications and delivery locations to be determined as described below.

We receive orders from our customers which provide detailed specifications as to metal characteristics and specific plant location. Although all orders are placed pursuant to the contract, quantities and specifications will vary by plant and more specifically by production line within the plant. These orders are generally provided with a two to three month lead time. The majority of all orders, specifically can sheet orders, that are processed by Alloys are made pursuant to a specific customer order. Due to seasonal considerations, Alloys highest sales volumes generally occur during the first and second quarters.

We earlier announced conversion price increases effective January 1, 2006, as well as our intent to begin moving away from providing ceiling coverage, or price caps, on the metal transfer price offered to can sheet customers. For the second quarter of 2006 the metal transfer price was above the ceiling and will be above the ceiling for the third quarter of 2006 and is expected to impact the fourth quarter of 2006 depending on prevailing market conditions. Confidential discussions are continuing with customers with regard to implementing these and other changes. These discussions resulted in contractual price increases that were effective January 1, with new price increases effective April 1, 2006. Current discussions are focusing on implementing further pricing relief for the fourth quarter of 2006 and beyond, including the elimination of all metal price ceilings or caps; however, we can give no assurances as to the outcome of these discussions. Other can sheet suppliers have also announced similar intentions and discussions.

Crown Cork and Seal (USA), Inc. has notified us that it has arranged to place its beverage can sheet volume with other producers for the fourth quarter of 2006 and for calendar year 2007. In 2005, sales to Crown totaled approximately 20% of our net sales of which beverage can sheet was a substantial portion. Crown has indicated we will retain its can sheet volume for food products. This will result in a substantial loss of volume for these periods, and to the extent it is not replaced with other volume could have a material adverse effect on our financial condition and results of operations. In connection with Crown’s placement of its business, we filed a lawsuit against Crown. See Item 1 of Part II “Legal Proceedings” below.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein and Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

ITEM 4. CONTROLS AND PROCEDURES

The Company, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer, President and Chief Operating Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (the “Evaluation”) as of the end of the period covered by this Report. Based upon the Evaluation, the Company’s Chief Executive Officer, President and Chief Operating Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and such controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers as appropriate to allow timely decisions regarding required disclosure.

There were no changes in the Company’s internal control over financial reporting during the quarterly period ended June 30, 2006, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are a defendant from time to time in various legal actions arising in the normal course of business, the outcomes of which, in the opinion of management, neither individually nor in the aggregate are likely to result in a material adverse effect on our business, results of operations or financial condition.

The Company is a defendant in an action brought by Merrill Lynch, Pierce, Fenner & Smith Incorporated pending in the New York Supreme Court, County of New York. In this action, Merrill Lynch seeks $0.9 million for out-of-pocket costs and expenses allegedly incurred pursuant to a letter agreement between Wise Metals and Merrill Lynch dated January 31, 2002, in which Merrill Lynch alleges that Wise Metals agreed to reimburse Merrill Lynch for such costs and expenses. The Company has hired counsel and is vigorously contesting this law suit and believes it has meritorious defenses to the claims alleged herein. The Company has filed an answer to the complaint denying the material allegations and alleging several affirmative defenses and counterclaims which exceed in amount the sum sought by Merrill Lynch. Merrill Lynch moved to dismiss the Company’s counterclaims and by an order dated December 30, 2004, the Court granted this motion, dismissed the counterclaims and permitted the Company to replead two of the counterclaims. The Company appealed, which resulted in a reversal reinstating the dismissed counterclaims. Merrill Lynch has replied to the counterclaims. The action is presently in the discovery stage.

The Company is a defendant in an action brought by a former executive pending in Alabama State Court. In this action, the plaintiff is seeking to enforce an alleged settlement contract with the Company. The plaintiff alleges that a deal had been negotiated whereby in exchange for $2 million the plaintiff would surrender his equity interest in the Company, forgo any claim for a $1 million severance that plaintiff alleges would otherwise come due on his 62nd birthday (payable in $50,000 quarterly installments) and provide the Company with a general release of any existing or potential claims. The Company has hired counsel, is vigorously contesting this law suit and believes it has meritorious defenses.

The Company has accrued a $1 million reserve in connection with the above litigations.

On August 11, 2006 the Company filed a lawsuit against Crown Cork and Seal (USA), Inc. in state court in Alabama for breach of contract and seeking a declaratory judgment on our beverage can sheet and food sheet contracts. The lawsuit alleges damages because of breaches by Crown of the beverage can sheet contract, and asks the court to interpret certain pricing provisions of the food contract. Crown has not yet been served with process in such suit.

In the opinion of management, amounts accrued for exposures relating to the aforementioned contingencies, and other legal proceedings are adequate and, accordingly, the ultimate resolution of these matters is not expected to have a material adverse effect on the Company’s consolidated financial statements. As of June 30, 2006, the Company had no known probable but inestimable exposures relating to claims, environmental matters, or other legal proceedings that are expected to have a material adverse effect on the Company. There can be no assurance, however, that unanticipated events will not require the Company to increase the amount it has accrued for any matter or accrue for a matter that has not been previously accrued because it was not considered probable. While it is possible that the increase or establishment of an accrual could have a material adverse effect on the financial results for any particular fiscal quarter or year, in the opinion of management there exists no known potential exposure that would have a material adverse effect on the financial condition or on the financial results of the Company beyond such fiscal quarter or year.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

On June 23, 2006, Danny Mendelson resigned from his position as the Company’s Principal Financial Officer and now holds the offices of Executive Vice President and Chief Strategic Officer of the Company. Former Treasurer of the Company Kenneth Stastny replaced Mr. Mendelson as our Chief Financial Officer effective June 23, 2006. Background information on Mr. Stastny is available in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

ITEM 6. EXHIBITS

(a) Exhibits

10.30	Amendment No. 8 dated June 12, 2006 to Amended and Restated Loan Agreement dated May 5, 2004.

10.31	Amendment No. 9 dated August 4, 2006 to Amended and Restated Loan Agreement dated May 5, 2004.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WISE METALS GROUP LLC

Dated: August 15, 2006	/s/ David D’Addario
David D’Addario
Chairman and Chief Executive Officer

/s/ Kenneth Stastny
Kenneth Stastny
Vice President and Chief Financial Officer