Form 10-K/A
period 2005-12-31
Wise Metals Group LLC
filed 2006-11-14
CIK 1297014

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

TABLE OF CONTENTS

EXHIBIT 32.1 Section 906 CEO Certification*
EXHIBIT 32.2 Section 906 CFO Certification*

*	Filed herewith.

EXPLANATORY NOTE

Wise Metals Group LLC (the “Company”) is hereby re-filing its certifications pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, amended to reflect the fiscal year end of December 31, 2005.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

WISE METALS GROUPS LLC

Dated: November 14, 2006	By:	/s/ Kenneth Stastny
Kenneth Stastny
Chief Financial Officer