Form 10-Q
period 2006-09-30
Wise Metals Group LLC
filed 2006-11-14
CIK 1297014

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarter Ended September 30, 2006

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Wise Metals Group LLC

Condensed Consolidated Balance Sheets

(In thousands)

(Unaudited)

	September 30, 2006	December 31, 2005
Assets
Current assets:
Cash and cash equivalents	$3,094	$6,456
Restricted cash	10,293	250
Accounts receivable, less allowance	99,357	73,326
Inventories	139,563	142,151
Other current assets	6,872	24,562

Total current assets	259,179	246,745
Non-current assets:
Property and equipment, net	85,361	86,557
Other assets	9,449	8,492
Goodwill	283	283

Total non-current assets	95,093	95,332

Total assets	$354,272	$342,077

Liabilities and members’ deficit:
Current liabilities:
Accounts payable	$78,291	$54,493
Current portion of long-term debt	2,162	1,477
Borrowing under revolving credit facility	186,706	137,730
Fair value of contracts under SFAS 133	7,811	1,542
Accrued expenses, payroll and other	17,610	16,705

Total current liabilities	292,580	211,947
Non-current liabilities:
Term loans, less current portion	665	826
Senior secured notes	150,000	150,000
Other liabilities	13,203	14,593

Total non-current liabilities	163,868	165,419
Members’ deficit:	(102,176)	(35,289)

Total liabilities and members’ deficit	$354,272	$342,077

See accompanying notes.

Wise Metals Group LLC

Condensed Consolidated Statements of Operations

(In thousands)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Sales	$272,051	$203,663	$771,581	$656,378
Cost of sales	293,371	205,307	785,673	641,983

Gross (deficit) margin	(21,320)	(1,644)	(14,092)	14,395
Operating expenses:
Selling, general, and administrative	1,998	2,609	7,877	8,427

Operating (loss) income	(23,318)	(4,253)	(21,969)	5,968
Other (expense) income:
Interest expense and fees, net	(8,635)	(6,386)	(24,199)	(18,654)
Unrealized (loss) gain on derivative instruments	(21,974)	174	(20,719)	1,478

Net loss	$(53,927)	$(10,465)	$(66,887)	$(11,208)

See accompanying notes.

Wise Metals Group LLC

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine months ended September 30,
	2006	2005
Cash flows from operating activities

Net loss	$(66,887)	$(11,208)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9,375	10,012
Amortization of deferred financing fees	1,230	892
LIFO Provision	25,000	—
Unrealized losses (gains) on derivatives	20,719	(1,478)
Changes in operating assets and liabilities:
Restricted cash	(10,043)	(1,287)
Accounts receivable	(26,031)	(8,579)
Inventories	(22,412)	23,801
Other current assets	560	(823)
Accounts payable	23,798	(8,631)
Accrued expenses, payroll and other	8	417

Net cash (used in) provided by operating activities	(44,683)	3,116

Cash flows from investing activities
Purchase of equipment, net	(8,179)	(10,647)

Net cash used in investing activities	(8,179)	(10,647)

Cash flows from financing activities
Net issuance of short-term borrowings	49,661	10,876
Payments on long-term obligations	(161)	(162)
Purchase of members’ equity	—	(906)

Net cash provided by financing activities	49,500	9,808

Net decrease in cash and cash equivalents	(3,362)	2,277
Cash and cash equivalents at beginning of period	6,456	7,669

Cash and cash equivalents at end of period	$3,094	$9,946

See accompanying notes.

Wise Metals Group LLC

Notes to Condensed Consolidated Financial Statements

September 30, 2006

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

2. Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements are presented in accordance with generally accepted accounting principles for interim financial information and with the requirements of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the disclosures normally required by accounting principles generally accepted in the United States of America for complete financial statements. The condensed consolidated financial statements have been prepared in accordance with the Company’s customary accounting practices and, in the opinion of management, all adjustments necessary to fairly present the financial position, results of operations and cash flows for the reported interim periods have been made and were of a normal recurring nature. Operating results for the nine month period ended September 30, 2006, are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, refer to the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. The accompanying condensed consolidated financial statements include the accounts of Wise Metals Group LLC and its subsidiaries. Intercompany transactions have been eliminated in consolidation.

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

In determining the fair value of our aluminum futures and options contracts, interest rate caps, and natural gas caps and swaps, the Company uses market quotes for contracts of similar maturities or management estimates in the absence of available market quotes. The Company adjusts the market quotes for aluminum derivative instruments for premiums or discounts for various product grades, locations and the closing times for various terminal markets.

A summary of the fair value of the Company’s derivative instruments is as follows:

Description of Derivative Instrument	Fair value at September 30, 2006	Fair value at December 31, 2005
Aluminum futures and options	$1,088	$16,394
Natural gas futures and options	(5,933)	(617)

	$(4,845)	$15,777

The fair value asset or liability for the above noted derivatives is included in other assets, accrued expenses, payroll and other, or other liabilities as appropriate.

Unrealized (loss) gain amounts recorded in the statement of operations are as follows:

	Three months ended September 30,		Nine months ended September 30,
Description of Derivative Instrument	2006	2005	2006	2005
Aluminum futures and options	$(19,490)	$148	$(15,404)	$552
Natural gas futures and options	(2,484)	26	(5,315)	926

	$(21,974)	$174	$(20,719)	$1,478

The Company maintains lines of credit with brokers for futures contracts and uses futures and options to manage price exposure with respect to firm commitments to purchase or sell aluminum and for natural gas. As of September 30, 2006, we had on deposit with brokers approximately $10.0 million related to these positions. These deposits have been classified as restricted cash on the balance sheet.

Inventories

Inventories consisted of the following:

	September 30, 2006	December 31, 2005
Manufacturing inventories:
Raw materials	$77,116	$50,040
Work in progress	82,670	64,941
Finished goods	35,905	58,921
LIFO reserve	(74,540)	(49,540)

Total manufacturing inventories	121,151	124,362
Supplies inventory	18,412	17,789

Total inventories	$139,563	$142,151

Manufacturing inventories are stated at the lower of cost or market based on the last-in, first-out (LIFO) method. An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and costs which are dependent upon prevailing aluminum costs and other factors which are beyond management’s control.

Long-Lived Assets

We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to the future net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds their fair value. Judgments made by the Company related to the expected useful lives of long-lived assets and the ability to realize any undiscounted cash flows in excess of the carrying amounts of such assets are affected by factors such as the ongoing maintenance and improvements of the assets, changes in the expected use of the assets, changes in economic conditions, changes in operating performance and anticipated future cash flows.

Restricted Cash

Restricted cash generally consists of cash on deposit with brokers to support lines of credit associated with the Company’s derivative and hedging activity and cash collateral held in conjunction with the Company’s sale of accounts receivable (see note 3). At September 30, 2006 and December 31, 2005 substantially all restricted cash was on deposit with brokers associated with derivative and hedging activity as more fully described above.

3. Financing Arrangements

Debt consists of the following:

	September 30, 2006	December 31, 2005
Revolving, secured credit facility	$186,706	$137,730
Senior secured 10.25% notes due 2012	150,000	150,000
Other notes payable	2,827	2,303

Total	339,533	290,033
Less current portion	(188,868)	(139,207)

Total Non-Current Debt	$150,665	$150,826

On August 4, 2006, the terms of the Company’s revolving line-of-credit were amended and the availability was increased from $200 million to $207.5. The interest rate on the revolving line-of-credit is a variable rate of prime plus a range of 0% to 0.50% or LIBOR plus a range of 2.25% to 2.75%. Substantially all of the assets of the Company are pledged as collateral for this financing arrangement.

At September 30, 2006, the Company also has outstanding letters of credit in the amount of $2.7 million with a financial institution.

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

In addition, the revolving credit facility (as well as the senior secured notes through cross-default provisions) is subject to customary compliance with financial covenants which include either attaining a minimum level of earnings before interest, taxes, and depreciation and amortization (EBITDA) adjusted for the effects of LIFO and SFAS No. 133 (Adjusted EBITDA) or achieving a specified adjusted excess availability calculation. As a result of the August 4, 2006 amendment described above the termination date of the revolving line-of-credit was extended to May 5, 2009 and the Company was not required to comply with either the Adjusted EBITDA or adjusted excess availability calculation until the periods beginning August 31, 2006. As of the September 30, 2006 balance sheet date the Company was in compliance with the debt covenants under this agreement.

Effective March 31, 2006, the Company executed an asset sale agreement with a financial institution that allows the Company to sell certain accounts receivable up to $17 million on a non-recourse basis. This agreement expires December 31, 2006. Under the terms of the agreement, the Company agreed to sell on an ongoing basis and without recourse, a designated customer’s accounts receivable. The terms of the sale agreement also state that 15% of proceeds of the receivable sale will be held by the Company as cash collateral. This amount is reflected on the balance sheet as restricted cash. As of September 30, 2006, there were no receivables outstanding under the agreement.

Subsequent to quarter end, the Company executed a sale leaseback agreement on certain pieces of production equipment with The Employees’ Retirement System of Alabama in the amount of $29.9 million. The agreement executed on November 13, 2006 provided the Company with an initial funding of $14.95 million to be followed by an additional $14.95 million on December 1, 2006. The agreement qualifies as a capital lease and has a three-year term with a fixed interest rate of 10.7%.

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

The Company also established post-retirement benefit plans for all hourly and salaried employees effective April 1, 1999. Union employees who become eligible to retire under the defined benefit plan, and are not a part of the unions that have elected the multi-employer option, will retain health and certain other benefits for life. Salaried employees who retire after age 60 with a combined 10 years service with Alloys and the previous owner of the Alloys facilities will be eligible for medical benefits until age 65.

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

The 2006 and 2005 amounts shown below reflect the defined benefit pension and other post-retirement benefit expense for the three and nine month periods ended September 30, 2005 and September 30, 2006:

	Three months ended September 30				Nine months ended September 30
	Pension Benefits		Other Post Retirement Benefits		Pension Benefits		Other Post Retirement Benefits
	2006	2005	2006	2005	2006	2005	2006	2005
Service cost	$325	$277	$385	$348	$975	$831	$1,156	$1,044
Interest cost	237	194	115	115	711	582	344	345
Expected return on plan assets	(175)	(134)	—	—	(524)	(402)	—	—
Amortization of prior service cost	9	9	—	—	27	27	—	—
Net loss (gain) recognition	7	—	(31)	(6)	20	—	(92)	(18)

Net periodic benefit cost	$403	$346	$469	$457	$1,209	$1,038	$1,408	$1,371

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit and Other Postretirement Plans, an amendment of FASB Statements No. 87, 106, and 132 (R),” (“SFAS 158”). SFAS 158 requires companies to recognize a net liability or asset and an offsetting adjustment to accumulated other comprehensive income to report the funded status of defined benefit pension and other postretirement benefit plans. SFAS 158 requires prospective application, and the recognition and disclosure requirements are effective for the Company’s fiscal year ending December 31, 2006. In addition, SFAS 158 requires companies to measure plan assets and obligations at their year-end balance sheet date. This requirement is effective for the Company’s fiscal year ending December 31, 2008. Management is currently evaluating the impact of the adoption of SFAS 158 on the Company’s financial statements.

6. Contingencies

The Company is a defendant in an action brought by Merrill Lynch, Pierce, Fenner & Smith Incorporated pending in the New York Supreme Court, County of New York. In this action, Merrill Lynch seeks $0.9 million for out-of-pocket costs and expenses allegedly incurred pursuant to a letter agreement between the Company and Merrill Lynch dated January 31, 2002, in which Merrill Lynch alleges that the Company agreed to reimburse Merrill Lynch for such costs and expenses. The Company has hired counsel and is vigorously contesting this lawsuit and believes it has meritorious defenses to the claims alleged herein. The Company has filed an answer to the complaint denying the material allegations and alleging several affirmative defenses and counterclaims which exceed in amount the sum sought by Merrill Lynch. Merrill Lynch moved to dismiss the Company’s counterclaims and by an order dated December 30, 2004, the Court granted this motion, dismissed the counterclaims and permitted the Company to replead two of the counterclaims. The Company appealed, which resulted in a reversal reinstating the dismissed counterclaims. Merrill Lynch has replied to the counterclaims. The action is presently in the discovery stage.

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

On August 11, 2006 the Company filed a lawsuit against Crown Cork and Seal (USA), Inc., “Crown” in state court in Alabama for breach of contract and seeking a declaratory judgment on the Company’s beverage can sheet and food sheet contracts. The lawsuit alleges damages because of breaches by Crown of the beverage can sheet contract, and asks the court to interpret certain pricing provisions of the food contract.

On September 8, 2006, Crown entered a counter claim, asserting breaches to the food and beverage can contracts. The Company intends to vigorously contest this counterclaim and at this time is unable to determine the reasonable likely outcome of both the Company’s and Crown’s claim.

The Company is party to certain claims and litigation associated with employment related matters for which management believes that the ultimate resolution will not have a material adverse impact on the Company’s financial position.

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

Unlike some of our principal competitors, we do not manufacture aluminum from bauxite. Instead, we process aluminum scrap and prime aluminum manufactured by third parties. As a result, we do not have the capital requirements and high fixed costs associated with the production on prime aluminum. Historically, prices of our aluminum can sheet and other products have been correlated directly with the prices of our metal costs due to the standard industry practice of passing through metal costs to customers. This correlation, subject to the impacts of metal ceiling or “price caps” has otherwise allowed us to maintain relatively consistent conversion revenue, defined as net revenue less material costs, on a per pound basis. The impact of metal prices rising above the ceiling materially impacted the second quarter and is expected to impact the fourth quarter depending upon prevailing market conditions. This could lead to continued reductions in net conversion revenue and conversion margins

Shipments of Wise Metals Group’s aluminum beverage can stock, other rolled aluminum products and scrap in the third quarter of 2006 totaled 203.8 million pounds compared to 173.2 million for the same period in 2005, an increase of 18 percent. Shipments of scrap at Wise Recycling increased 26 percent in the third quarter of 2006 versus the third quarter of 2005, shipments of commercial products, or common alloy, increased 166 percent and can sheet shipment volumes increased 3%. For the nine months ended September 30, 2006, shipments totaled 581.1 million pounds, compared to 569.2 million pounds for the same period in 2005, a 2 percent increase.

Sales increased by approximately 34 percent to $272.1 million for the three months ended September 30, 2006, and have increased 18 percent to $771.6 million for the nine months ended September 30, 2006, compared to year-ago figures.

Net loss for the third quarter of 2006 was $53.9 million, which includes a $22.0 million unfavorable impact for FAS 133 Accounting for Derivative Instruments and Hedging Activities and a $25.0 million LIFO adjustment due to rising metal costs. This compares to a net loss of $10.5 million in the third quarter of 2005, which includes a $0.2 million favorable impact for FAS 133.

Crown Cork and Seal (USA), Inc. has notified us that it has arranged to cover its beverage can sheet volume for the fourth quarter of 2006 and for calendar year 2007. In 2005, sales to Crown totaled approximately 20% of our net sales of which beverage can sheet was a substantial portion. Crown has requested and we have provided assurances that we will continue to supply our can sheet volume for food products. In connection with Crown’s beverage can business, we filed a lawsuit against Crown and in connection with Crown’s food can business, we are seeking declaratory judgment to interpret certain pricing provisions. See Item 1 of Part II “Legal Proceedings” below.

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

Critical Accounting Policies

We have prepared our financial statements in accordance with accounting principles generally accepted in the United States, and these statements necessarily include some amounts that are based on informed judgments and estimates of management. Our critical accounting policies are discussed above in Note 2 to our Condensed Consolidated Financial Statements. As discussed below, our financial position or results of operations may be materially affected when reported under different conditions or when using different assumptions in the application of such policies. In the event estimates or assumptions prove to be different from actual amounts, adjustments are made in subsequent periods to reflect more current information.

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

Derivative Accounting

We have entered into long-term agreements to supply beverage and food can stock to our largest customers. To reduce the risk of changing prices for purchases and sales of metal, including firm commitments under these supply agreements, as well as to manage volatile natural gas prices, we use commodity futures and option contracts.

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

Operating Results

Conversion Revenue and Conversion Margin

Shipments of can sheet accounted for a substantial portion of our Listerhill facility’s output in 2005 and in the first three quarters of 2006. There are two components to our pricing under industry standards for can sheet pricing. The first component of can sheet pricing is the market price for aluminum that we pass on to our customers, which is currently subject to an industry-wide ceiling price that materially affected second and third quarter pricing and is expected to impact fourth quarter pricing. Under this industry formula, the metal transfer price is changed twice annually, on April 1 and on October 1. The metal transfer price for the period April 1 through September 30 is determined based on the average published Midwest P1020 aluminum price for the preceding six-month period ended the last day of February. Likewise, the metal transfer price for the period October 1 through the following March 31 is determined based on the average published Midwest P1020 aluminum price for the immediately prior six month period ended the last day of August. We reduce our exposure to aluminum price fluctuations by passing cost increases to customers through this indexed sales pricing mechanism and by fixing the cost of metal through forward contracts on the London Metals Exchange (LME). Although the spread differential between prime metal and scrap cannot be cost effectively hedged in the financial markets, we minimize market price risk with respect to scrap aluminum we receive from our customers and reprocess at a fixed conversion spread.

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

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Sales	$272,051	$203,663	$771,581	$656,378
Less:
Metal costs	(227,750)	(141,595)	(592,209)	(456,243)
LIFO adjustment[1]	25,000	—	25,000	—

Conversion revenue	$69,301	$62,068	$204,372	$200,135

Cost of sales	$293,371	$205,307	$785,673	$641,983

Less:
Metal costs	(227,750)	(141,595)	(592,209)	(456,243)

Conversion costs	$65,621	$63,712	$193,464	$185,740

Conversion revenue	$69,301	$62,068	$204,372	$200,135
Conversion costs	(65,621)	(63,712)	(193,464)	(185,740)

Conversion margin (deficit)	$3,680	$(1,644)	$10,908	$14,395

Shipments (000s)	203,795	173,210	581,120	569,155
Conversion (deficit) margin per pound shipped	$.0181	$(.0095)	$.0188	$.0253

1.	LIFO Adjustment represents the actual period adjustment recorded to adjust our inventory from FIFO basis to LIFO basis. An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations must necessarily be based on management’s estimates of expected year-end inventory levels and costs dependent upon prevailing aluminum costs and other factors which are beyond management’s control. The LIFO adjustment recorded is determined based on the volume of sales to date as a percentage of estimated annual shipments. On an annual basis, the LIFO adjustment represents the actual year end calculated LIFO reserve adjustment.

Three months ended September 30, 2006 and 2005

Sales. Our sales increased from $203.7 million in the three months ended September 30, 2005, to $272.1 million in the three months ended September 30, 2006, an increase of $68.4 million or 34%. The increase was primarily a result of price increases that were implemented on April 1, 2006. The average resulting sales price increased from $1.18 per pound in the third quarter of 2005 to $1.33 per pound in the third quarter of 2006, an increase of approximately 13%. The increase in sales was also a result of an increase in shipments from 173.2 million pounds in the third quarter of 2005 to 203.8 million pounds in the third quarter of 2006, an increase of 30.6 million pounds or 18%. Third quarter shipments were higher primarily due to a 166% increase in shipments of commercial product, a 26% increase in Recycling shipments and a 3% increase in shipments of can stock. The increase in commercial product shipments is a result of the continued entrance into this market while the increase in Recycling shipments reflect an increase in shipments to third parties of approximately 26% for the quarter due to higher recycling activity associated with higher metal prices as well as continued efforts in the regions served by existing Recycling facilities. Conversion revenue, which was $62.1 million in the third quarter of 2005, increased to $69.3 million in the third quarter of 2006. On a per pound basis, conversion revenue decreased from 35.8 cents per pound in the third quarter of 2005 to 34.0 cents per pound, a decrease of 1.8 cents per pound or approximately 5%.

Cost of Sales. Cost of sales increased from $205.3 million in the three months ended September 30, 2005, to $268.4 million in the three months ended September 30, 2006, an increase of $63.1 million or 31%. Metal costs, representing 69% and 85% of cost of sales in the three months ended September 30, 2005 and 2006, respectively, increased from $141.6 million in 2005 to $227.8 million in 2006, an increase of $86.2 million or 61%. The increase is attributable to higher metal prices along with an 18% increase in shipments. Conversion costs, which exclude metal, but include employment, energy, materials and other costs increased from $63.7 million in the third quarter of 2005 to $65.6 million in the third quarter of 2006, an increase of $1.9 million or 3%. On a per pound basis, conversion costs decreased from 36.8 cents per pound in the third quarter of 2005 to 32.2 cents per pound in the third quarter of 2006, a decrease of 4.6 cents per pound or 13%. The cost per pound decrease is primarily attributable to a shift in sales mix towards commercial products which generally have lower sales prices and lower costs but improved margins versus can sheet sales subject to metal price caps. As a result, conversion margin increased from a ($1.6) million deficit in the third quarter of 2005 to $3.7 million in 2006.

Selling, General and Administrative Expense. Selling, general and administrative expenses decreased from $2.6 million in the third quarter of 2005 to $2.0 million in the third quarter of 2006, a decrease of $0.6 million or 23%.

Interest Expense and Fees. Interest expense and fees increased from $6.4 million in the third quarter of 2005 to $8.6 million in the third quarter of 2006 due to higher prevailing interest rates and higher outstanding amounts on our line-of-credit which increased from $112.6 million at September 30, 2005, to $186.7 million at September 30, 2006. The increase in outstanding amounts on our line-of-credit was due to higher working capital needs caused by higher metal prices.

Mark-to-Market for Contracts under SFAS No. 133. This income (expense) represents the non-cash gain (loss) we recognized pursuant to SFAS No. 133. The unrealized gains (losses) were primarily a result of forward contracts entered into to hedge the cost of natural gas and aluminum. The fair value increase during the third quarter of 2005 was $0.2 million compared to a decrease of ($22.0) million during the third quarter of 2006.

Nine months ended September 30, 2006 and 2005

Sales. Our sales increased from $656.4 million in the nine months ended September 30, 2005, to $771.6 million in the nine months ended September 30, 2006, an increase of $115.2 million or 18%. The increase was primarily a result of higher metal prices coupled with price increases that were enacted on January 1, 2006 and again on April 1, 2006. The average resulting sales price increased from $1.15 per pound in the nine months ended September 30, 2005 to $1.33 per pound in 2006, an increase of approximately 16%. The increase in sales was also a result of an increase in shipments from 569.2 million pounds in the nine months 2005 to 581.1 million pounds in 2006, an increase of 11.9 million pounds or 2%. Conversion revenue, which was $200.1 million in the first nine months of 2005, increased to $204.4 million in the first nine months of 2006. On a per pound basis, conversion revenue was 35.2 cents per pound in the first nine months of 2005 and 35.2 cents per pound in the first nine months of 2006.

Cost of Sales. Cost of sales increased from $642.0 million in the nine months ended September 30, 2005, to $760.7 million in the nine months ended September 30, 2006, an increase of $118.7 million or 18%. Metal costs, representing 71% and 78% of cost of sales in the nine months ended June 30, 2005 and 2006, respectively, increased from $456.2 million in the nine months ended September 30, 2005 to $592.2 million in the nine months ended September 30, 2006, an increase of $136.0 million or 30%. The increase is primarily attributable to higher metal prices. Conversion costs, which exclude metal, but include employment, energy, materials and other costs increased from $185.7 million in the first nine months of 2005 to $193.5 million in the first nine months of 2006, an increase of $7.8 million or 4%. On a per pound basis, conversion costs increased from 32.6 cents per pound in the first nine months of 2005 to 33.3 cents per pound in the first nine months of 2006, an increase of 0.7 cents per pound or 2%. This cost increase is primarily attributable to the higher price paid for natural gas during the nine months ended September 30, 2006, which was approximately 31% higher than the same period in 2005, resulting in an approximate $7.7 million increase in natural gas costs which was offset in part by higher pricing. As a result, our conversion margin decreased from $14.4 million in 2005 to $10.9 million in 2006.

Selling, General and Administrative Expense. Selling, general and administrative expenses decreased from $8.4 million in the first nine months of 2005 to $7.9 million in the first nine months of 2006, a decrease of $0.5 million or 6%.

Interest Expense and Fees. Interest expense and fees increased from $18.7 million in the first nine months of 2005 to $24.2 million in the first nine months of 2006 due to higher prevailing interest rates and higher outstanding amounts on our line-of-credit which increased from $112.6 million at September 30, 2005, to $186.7 million at September 30, 2006. The increase to our line-of-credit was due to higher working capital needs caused by higher metal prices.

Mark-to-Market for Contracts under SFAS No. 133. This income (expense) represents the non-cash gain (loss) we recognized pursuant to SFAS No. 133. The unrealized gains (losses) were primarily a result of forward contracts entered into to hedge the cost of natural gas and aluminum. The fair value increase during the first nine months of 2005 was $1.5 million compared to a decrease of $20.7 million during the first nine months of 2006.

Liquidity and Capital Resources

Our principal sources of cash to fund liquidity needs are net cash provided by operating activities and availability under our revolving senior secured credit facility described in Note 3 to our Combined Consolidated Financial Statements above. We anticipate that our primary liquidity needs will be for debt service, working capital (including potential increased margin deposits associated with derivatives) and capital expenditures. Our debt service costs and working capital requirements have increased as a result of increased aluminum prices. We believe that cash generated from operations, available borrowings under our senior revolving secured credit facility, and other indebtedness will be sufficient to enable us to meet our liquidity requirements in the foreseeable future.

As of September 30, 2006, the outstanding balance on our revolving line-of-credit was $186.7 million. In addition, we had approximately $2.1 million of outstanding letters of credit against our $207.5 million revolving credit line. The termination date on the facility is May 5, 2009. The terms of the credit facility permit us to enter into various forms of additional financing with varying amounts. Furthermore, we frequently offer cash discounts for early payment against receivables from our major can sheet customers which can also decrease outstanding debt and increase our overall liquidity.

Our liquidity has been directly impacted by aluminum prices which have increased steadily and dramatically since 2002. Average aluminum prices in 2002 were 65.4 cents per pound and have risen over 40% to average 91.7 cents per pound in 2005. In December 2005, aluminum prices had risen to an average of $1.07 per pound and continued to increase to an average of $1.18 per pound in the third quarter of 2006. These price increases have and are continuing to impact our working capital requirements resulting in higher outstanding debt supported by higher levels of receivables and inventory. In addition, we are subject to margin deposits with our brokers to support lines of credit associated with the Company’s derivative and hedging activity. Therefore, these deposits can increase as aluminum prices increase or become more volatile. Our net liquidity is determined based on a standard borrowing base formula which accounts for the collateral value of inventory and receivables on a basis approximating the lower of current cost (on a FIFO basis) or fair market value. This borrowing base is then compared to the outstanding loan balance including outstanding letters of credit to determine a net amount available for additional borrowings.

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

Subsequent to quarter end, the Company executed a sale leaseback agreement on certain pieces of production equipment with The Employees’ Retirement System of Alabama in the amount of $29.9 million. The agreement executed on November 13, 2006 provided the Company with an initial funding of $14.95 million to be followed by an additional $14.95 million on December 1, 2006. The agreement qualifies as a capital lease and has a three-year term with a fixed interest rate of 10.7%.

Our revolving senior secured credit facility contains covenants as a means of monitoring debt compliance one of which required that the Company meet either an adjusted EBITDA or an adjusted excess availability test (described in Note 3 to our Condensed Consolidated Financial Statements above) which measure our liquidity. While debt compliance cannot be assured, management expects that all debt compliance requirements will be met for the foreseeable future.

Should aluminum prices continue to rise, we expect that the collateral value of our working capital would continue to rise sufficiently to warrant further increases to the senior secured credit facility should required borrowings and conditions dictate. As such, we believe our available sources of credit will be sufficient to meet our liquidity needs.

Nine months ended September 30, 2006 and 2005

Operating Activities. During the nine months ended September 30, 2006, net cash used in operating activities was $44.7 million as compared to $3.1 million during the nine months ended September 30, 2005. Cash used in and provided by operating activities fluctuates subject to changing working capital requirements, especially for accounts receivable inventories and margin deposits, all of which are dramatically impacted by aluminum prices. Accounts receivable increased from $73.3 million at December 31, 2005, to $99.4 million at September 30, 2006, representing an increase of $26 million. Higher aluminum prices, which rose from an average of $1.07 per pound in December 2005 to an average of $1.18 per pound in the third quarter of 2006, also contributed significantly to the increase in inventory. During the quarter ended September 30, 2006, the Company was required to deposit $10 million to support lines of credit associated with derivative and hedging activity.

Investing Activities. In the nine months ended September 30, 2006, our capital expenditures were $8.2 million as compared to $10.7 million during the same period in 2005.. For the first nine months of 2005, projects included a significant furnace rebuild and installation of an advanced reclamation melter process. For the nine months of 2006, projects included expansion of one of our recycling facilities and a major project to upgrade one of our furnaces.

Financing Activities. Net cash provided by financing activities was $49.5 million in the nine months ended September 30, 2006, compared with $9.8 million in the nine months ended September 30, 2005. This increase was related to increased borrowings under our revolving senior secured credit facility to fund our working capital needs primarily due to higher aluminum prices and capital expenditures.

Effective March 31, 2006 we executed an agreement with a financial institution that allows the Company to sell certain accounts receivable up to $17 million on a non-recourse basis. This agreement expires December 31, 2006. As of September 30, 2006, there were no accounts receivable sold under the agreement. Terms also state that 15% of proceeds of the receivable sale will be held by the Company as cash collateral. This amount is reflected on the balance sheet as restricted cash. As of September 30, 2006, there were no accounts receivables outstanding under the agreement and no restricted cash associated with the sales of receivables.

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

Our aluminum commodity risk management policy is to hedge the aluminum price risk associated with these fixed-price firm commitments. At September 30, 2006, these LME options and futures contracts covered approximately 27,150 metric tons of aluminum with an unrealized fair value gain of approximately $1.1 million.

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

We earlier announced conversion price increases effective January 1, 2006, as well as our intent to begin moving away from providing ceiling coverage, or price caps, on the metal transfer price offered to can sheet customers. For the second and third quarter of 2006 the metal transfer price was above the ceiling and is expected to impact the fourth quarter of 2006 depending on prevailing market conditions. Confidential discussions are continuing with customers with regard to implementing these and other changes. These discussions resulted in contractual price increases that were effective January 1 and April 1, 2006, with new price increases effective October 1, 2006. Current discussions are focusing on implementing further pricing relief for 2007 and beyond, including the elimination of all metal price ceilings or caps; however, we can give no assurances as to the outcome of these discussions. Other can sheet suppliers have also announced similar intentions and discussions.

Crown Cork and Seal (USA), Inc. has notified us that it has arranged to cover its can sheet volume for the fourth quarter of 2006 and for calendar year 2007. In 2005, sales to Crown totaled approximately 20% of our net sales of which beverage can sheet was a substantial portion. Crown has requested and we have provided assurances that we will continue to supply our can sheet volume for food products. In connection with Crown’s beverage can business, we filed a lawsuit against Crown and in connection with Crown’s food can business, we are seeking declaratory judgment to interpret certain pricing provisions. See Item 1 of Part II “Legal Proceedings” below.

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

There were no changes in the Company’s internal control over financial reporting during the quarterly period ended September 30, 2006, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On September 8, 2006, Crown entered a counter claim,asserting breaches to the food and beverage contracts can. The Company intends to vigorously contest this counterclaim and at this time is unable to determine the reasonable likely outcome of both the Company’s and Crown’s claim.

In the opinion of management, amounts accrued for exposures relating to the aforementioned contingencies, and other legal proceedings are adequate and, accordingly, the ultimate resolution of these matters is not expected to have a material adverse effect on the Company’s consolidated financial statements. As of September 30, 2006, the Company had no known probable but inestimable exposures relating to claims, environmental matters, or other legal proceedings that are expected to have a material adverse effect on the Company. There can be no assurance, however, that unanticipated events will not require the Company to increase the amount it has accrued for any matter or accrue for a matter that has not been previously accrued because it was not considered probable. While it is possible that the increase or establishment of an accrual could have a material adverse effect on the financial results for any particular fiscal quarter or year, in the opinion of management there exists no known potential exposure that would have a material adverse effect on the financial condition or on the financial results of the Company beyond such fiscal quarter or year.

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

WISE METALS GROUP LLC

Dated: November 14, 2006	/s/ David D’Addario
David D’Addario
Chairman and Chief Executive Officer

/s/ Kenneth Stastny
Kenneth Stastny
Chief Financial Officer