Form 10-K/A
period 2005-12-31
Wise Metals Group LLC
filed 2007-03-21
CIK 1297014

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

AMENDMENT NO. 2

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

EXPLANATORY NOTE

We are filing this Form 10-K/A Amendment No. 2 to amend and restate certain segment reporting and disclosure items that were included in our original Annual Report on Form 10-K for the year ended December 31, 2005 (2005 Form 10-K). As a result of comments received from the Staff of the Securities and Exchange Commission as part of its review of our 2005 Form 10-K, we re-evaluated our operating and reportable segments under Statement of Financial Accounting Standards (SFAS) No. 131, “Disclosures about Segments of an Enterprise and Related Information” (SFAS No. 131), and, as a result, we have concluded that we have two reportable operating segments: Wise Alloys “Alloys” and Wise Recycling “Recycling”. We have restated our footnote disclosure for all periods presented in the accompanying financial statements in this Form 10-K/A to include information about these reportable segments as required by SFAS 131.

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

Overview

Wise Metals Group, LLC, headquartered in Linthicum, MD, is a Delaware limited liability company. Information about our reportable operating segments is provided below. Financial information about our reporting segments is set forth in our Consolidated Financial Statements and the Notes in Item 8 of this Report.

Wise Alloys

Wise Alloys is the third largest producer of aluminum beverage can stock in the world and contributed 91% of the total revenue of Wise Metals Group in 2005. Beverage can stock is aluminum sheet specifically designed and engineered for the production of aluminum beverage cans. In 2005, we supplied an estimated 14% of the North American market for aluminum beverage can stock as measured by volume, and we own one of only five beverage can stock facilities in North America, which provides valuable capacity to a consolidated industry. Our can stock customers include, Ball Corporation, Crown Holdings, Inc. and Rexam PLC, the three largest beverage can manufacturers in the world, together representing 77% of the beverage can stock purchased in North America in 2005. Our beverage can stock customers produce aluminum cans for the largest brewers and carbonated soft drink bottlers in North America. In addition, we produce food can stock and semi-fabricated aluminum sheet for building and construction, transportation and other markets. In 2005, we did not derive a material percentage of our revenues from customers outside the United States.

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

As our primary manufacturing operation, Wise Alloys converts aluminum feedstock into beverage can stock, food container stock and semi-fabricated aluminum sheet. Unlike Alcoa, we do not manufacture aluminum from bauxite. Instead, we process aluminum scrap and prime aluminum manufactured by third parties. Our production takes place at our Listerhill facility, which we purchased in 1999 as part of Reynolds’ divestiture of its integrated can-making infrastructure. Ball purchased Reynolds’ can-making assets in 1998 and since that time has remained a major customer of our Listerhill facility. The Listerhill facility is a four million square foot plant with 1.8 billion pounds of annual casting capability, 1.4 billion pounds of annual hot mill capacity and 1.1 billion pounds of annual finishing capacity. The facility has been well-maintained and modernized with more than $670 million spent on capital improvements since a major modernization process was begun by Reynolds in 1986. We believe the facility is one of the most technologically advanced and lowest cost aluminum processing mills in North America. We do not expect that the facility will require significant near-term capital expenditures.

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

Market Overview and Competitive Environment

Wise Alloys competes principally in the rolled aluminum sheet product market. This market in North America is believed to consist of approximately 10 billion pounds of aluminum shipments annually in segments such as packaging, automotive, building and construction and original equipment manufacturing. The rolled aluminum market is somewhat fragmented, with numerous domestic competitors serving a number of different markets according to industry data. We principally serve the packaging segment, which represented approximately 40% of rolled aluminum sheet products in 2005.

The aluminum beverage can stock market is highly concentrated and competitive. We estimate that the top manufacturers of aluminum beverage cans in North America in 2005 were Ball with a 35% market share (including 2% attributable to Ball’s interest in a joint venture with Coors Brewing Company), Crown with a 21% market share, Metal Container with a 23% market share and Rexam with a 21% market share. These manufacturers are supplied with aluminum beverage can stock (aluminum sheet for body stock, tab and ends) by four principal suppliers: Novelis (formerly Alcan’s aluminum rolled products business), Alcoa, ARCO and ourselves. We estimate that within this highly concentrated market, Alcoa and Novelis each hold about a one-third market share and we hold a 14% market share. The remainder of the capacity is provided by ARCO, which shares with Novelis the ownership of a facility in Logan County, Kentucky. Alcan spun off its rolled aluminum products business as a separate publicly traded company, Novelis, in January 2005.

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

Products

Beverage Can Sheet Products

Wise Alloys processes prime aluminum, scrap and alloying agents into sheet products primarily for use in the manufacturing of aluminum beverage can containers. We produce different sheet products for each of the three components of an aluminum beverage can: the body, the end and the tab, which represent 78.5%, 18.6%, and 2.9%, respectively, of an average beverage can’s weight.

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

Other Aluminum Sheet Products

The remainder of Alloy’s aluminum sheet products include rigid container stock for food container manufacturers and fin stock (light gauge alloy) for air conditioners, refrigeration sheets and commercial coolers. We produce small volumes of extra wide aluminum sheeting for truck trailer roofing and for unique architectural projects and aluminum tread for use in tool boxes in truck beds and linings. In 2005, we also began more significant levels of production of aluminum sheet for the building and construction products segment.

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

We have a growing number of customers for common alloy products for the commercial distributor and building and construction markets. For example, General Electric Company purchases fin stock from us and recently we have begun also selling lamp base products to them. We are increasing our marketing efforts in order to develop and diversify our customer base in these high value-added products. In particular, we seek new customers who have not traditionally purchased from our Listerhill facility because of its former affiliation with Reynolds. We previously sold StarBright ™ and trailer roof through a marketing arrangement with Commonwealth Industries, Inc., now Aleris International, Inc. after its merger with IMCO Recycling, Inc. This arrangement terminated on April 1, 2005. We have since built our own independent marketing staff to serve this market and have recently built a depot stock of approximately one month of common alloy sheet products to service this very strong market. We have a growing number of contracts for these new products with continued positive interest from market participants.

Wise Recycling currently sells non-ferrous scrap to third parties including Alsco Metals Corporation, formerly Owens Corning Metals Systems, Howell Metal Company and Maxwell Metals Group.

Operations

Aluminum Sheet Operations

We believe that our Listerhill facility is one of the most technologically advanced and flexible manufacturing facilities in the United States aluminum sheet industry. Our Listerhill facility benefited from over $670 million of capital improvements and upgrades since a major modernization process was begun by Reynolds in 1986. The facility’s features include state-of-the-art gauge control and closed-loop shape control systems, as well as state-of-the-art surface inspection systems. Our Listerhill facility’s hot-mill rolling speed is equal to industry standards, while the cold-mill rolling speed is competitive with that of our leading competitors. One of our four coating lines can coat wide-width aluminum sheet at a high speed. These investments strengthened our facility’s competitive position by improving its product quality, increasing its processing capacity and reducing its operating costs. Since 2000, we have incurred maintenance expenditures ranging from approximately $32 to $47 million annually, comprising between $14 million and $24 million in part replacements and contractor costs and between $18 million and $23 million in employment costs. In addition, our annual capital expenditures, primarily for equipment and related upgrades, have averaged $12 million since 2000. In 2005, we spent $18 million in part replacements and contractor costs and $20 million in employment costs. We do not anticipate the need to make any major capital expenditures in the immediate future. Our facility’s features include a technologically advanced electromagnetic cast house, which is the only multiple station unit in the industry; a pusher furnace; hot mills with 116-inch width capability; four cold mills; an annealing line; a coating line and inspection and gauge control systems; and surface inspection systems. Our rolling capabilities have allowed us to meet our customers’ increasing demands for thinner gauge aluminum sheets and their increasingly stringent quality controls, unlike some of our former competitors. For instance, Listerhill is one of only two North American facilities capable of rolling the widths necessary for trailer roofs. In addition, our electromagnetic casting facilities and cold mills also give us superior flexibility to produce customized runs of limited quantity products with shorter production lead times in a cost effective manner. These shorter runs enable us not only to meet our can stock customers’ demands for special seasonal or promotional products or innovative new products with a limited initial market, such as energy drinks, but also efficiently produce common alloy products, such as StarBright ™, an aluminum tread product used in truck beds and linings.

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

Wise Recycling

Our Wise Recycling segment is one of the largest aluminum scrap recyclers and one of the largest direct-from-the-public collectors of aluminum beverage containers in the United States. As well as acting as a low-cost supplier of used beverage container scrap for our aluminum processing operations, Recycling collects and sells copper, brass and other aluminum scrap, which is sole to third parties. In 2005, this segment recycled over 2.0 billion UBCs and contributed 8% of the total revenue of Wise Metals Group.

The following table shows distribution by metal type for the past three years:

	Year ended December 31,
	2005	2004	2003
Copper & Brass	33%	27%	18%
Aluminum	38	39	43
Other	5	4	3

Total third party sales	76	70	64
Intercompany aluminum sales to Wise Alloys	24	30	36

Total	100%	100%	100%

Total pounds billed (in millions)	160.0	128.5	111.1

Market Overview and Competitive Environment

Wise Recycling is one of the largest, direct-from-the-public collectors of aluminum beverage containers (UBC’s) in the United States. Wise Recycling was formed in 1998 when Wise Metals purchased the Reynolds Aluminum Recycling division from Reynolds Metals. Wise Recycling operates seven shipping and processing locations. These locations support a network of 38 neighborhood collection centers. This structure allows Wise Recycling to service consumers as well as industrial and independent recycling accounts nationwide. From our recycling centers, aluminum and other nonferrous metal materials including copper and brass are sorted, graded, and packaged and then sent to melting and fabricating facilities throughout the country.

Products

Recycling collects scrap for sale in the merchant market and provides us with an effective, profitable infrastructure to obtain a portion of Wise Alloys’ scrap requirements. Wise Recycling also collects other forms of non-ferrous scrap, primarily non-UBC aluminum, copper and brass, for sale into the merchant market.

Customers

Wise Recycling currently sells non-ferrous scrap to third parties including Alsco Metals Corporation, formerly Owens Corning Metals Systems, Howell Metal Company and Maxwell Metals Group. In 2005, Recycling sold 103 million pounds of scrap to third parties. There is no single customer who contributes 10% or more to Recycling’s revenue.

Operations, Suppliers and Materials

Recycling is one of largest, direct-from-the-public collectors of aluminum beverage containers in the United States. In 2005, this subsidiary recycled over 2.0 billion UBCs. Recycling has developed a collection process that utilizes both direct acquisitions from scrap dealers and industrial accounts, as well as from the actual consumer, i.e. off-the-street. The collection process is centered through its seven shipping/regional centers which act as hubs for a total of 38 service and convenience centers. The regional shipping centers process and upgrade the various metals collected at their respective area service and convenience centers. We are currently expanding the business of Recycling to include warehousing operations in order to provide regional shipping centers for our scrap collection and to enhance our ability to provide a vendor managed inventory program required by Alloys’ customers. These warehousing facilities, the first of which opened in Los Angeles in May 2004 store can sheet to be delivered to the customer and also operate as centralized shipping points for scrap and this dual role optimizes labor costs and allows us to manage freight costs by coordinating outbound aluminum coil shipments from the Listerhill facility and inbound scrap from the warehouse sites by captive rail car. Recycling is exploring the opening of other warehousing facilities in several other states.

Wise Metals Group

The following discusses matters relating to our business in general.

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

We derived approximately 56% and 19% of our total revenues in 2005 from sales to Ball and Crown, respectively. These customers, under long-term supply agreements, have the ability to reduce their purchases from us if our product quality declines or if we fail to perform under a material provision of our supply agreements. There is no guarantee that we will be able to renew these supply agreements on favorable terms, or at all. In addition, the amount of aluminum can stock and other products we sell under these agreements could decrease. For example, Crown and Ball have the option under their supply agreements to reduce specified shipment amounts in proportion to reductions in the beverage can stock requirements of all of their can manufacturing facilities in North America. See “Business—Wise Alloys—Customers.”

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

Our aluminum can stock production operations use various raw materials, including scrap aluminum and prime aluminum. During 2004 and 2005, we purchased approximately 23% of the aluminum used in our can stock production operations from two major suppliers. Unlike Alcoa, we are not an integrated producer of aluminum. Accordingly, our ability to produce competitively priced aluminum products depends on our ability to procure a competitively priced supply of scrap and prime aluminum in a timely manner. We expect that a significant amount of our scrap aluminum supply requirements will continue to be sourced through scrap purchase arrangements with our customers and acquisitions of scrap aluminum from our Wise Recycling segment and from third party suppliers. We obtain prime aluminum from brokers throughout the United States and directly from foreign and domestic producers. While we believe that these sources of raw materials are sufficient to meet our current operating requirements, we cannot assure you that we will be able to timely procure competitively priced aluminum or that we will not experience shortages due to the interruption of supply. In addition, if Alcoa or Novelis significantly increase their purchases of scrap aluminum, we may experience difficulty in obtaining our raw materials at the price discount that scrap has had traditionally over prime aluminum. Furthermore, the price of scrap aluminum may rise if foreign demand for scrap aluminum increases. The recent trend of increased copper and steel scrap consumption by China and other foreign countries could extend to aluminum scrap.

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

However, there can be no assurance that Alcoa will be willing to perform its indemnification obligations regarding the Listerhill facility or that costs to do so will not exceed $18 million. Any failure by Alcoa to address completely such issues could materially affect our financial condition and our ability to conduct our business. Furthermore, there can be no assurance that environmental conditions requiring remediation will not be discovered in the future which are not addressed by Alcoa and could result in material costs to us. See “Business—Wise Metals Group—Environmental Matters.”

We have a unionized workforce, and union disputes and other employee relations issues could harm our financial results.

Mostly all of our hourly-paid employees are represented by labor unions under seven collective bargaining agreements. We may not be able to satisfactorily renegotiate our labor agreements when they expire on November 1, 2007. In addition, although we consider our employee relations generally to be good, our existing labor agreements may not prevent a strike or work stoppage at our facility in the future, and any such prolonged work stoppage could have a material adverse effect on our financial condition and results of operations. See “Business—Wise Metals Group—Employees.”

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

The following table presents certain information regarding our owned and leased facilities as of December 31, 2005:

Location	Estimated Square Feet	Use	Owned/ Leased	Lease Expiration Date
Wise Metals Group Facilities
Linthicum, MD	6,394	Offices	Leased	April 2006(1)
Wise Alloys
Muscle Shoals, AL	4,000,000	Alloys Plant	Owned
	215,000	Alabama Reclamation Plant	Owned
	115,000	Southern Reclamation Plant(2)(3)	Owned
	300,000	Sheffield Coating Plant(3)	Leased	March 2098
	30,928	Sewage Treatment Plant(3)	Leased	March 2098
	48,840	Drinking Water Plant(3)	Leased	March 2098
	33,105	Locomotive Shed and Maintenance Building(3)	Leased	March 2098
Wise Recycling
Albuquerque, NM	16,475	Recycling Service Center	Owned
Bristol, VA	31,800	Recycling Service Center	Leased	March 2006(4)
Charlotte, NC	30,000	Recycling Service Center	Leased	Month-to-Month
Commerce, CA	72,105	Recycling Warehousing Operation	Leased	October 2013
Denver, CO	18,260	Recycling Service Center	Owned
Lexington, KY	43,000	Recycling Service Center	Leased	February 2008
Pensacola, FL	10,900	Recycling Service Center	Leased	November 2015
Raleigh, NC	25,000	Recycling Service Center	Leased	March 2010

(1)	Lease includes an option to extend to April 2013.
(2)	The plant is owned; certain portions of the land are leased from Alcoa. The lease on the land expires March 2098.
(3)	The leases on these plants are subject to certain change of control and consent provisions. Under the terms of the lease related to the Southern Reclamation Plant, Alcoa has the right to terminate the lease if we sell, transfer or assign the lease or the Southern Reclamation plant without Alcoa’s prior consent. Under the terms of the lease related to the sewage treatment plant, Alcoa has the right to terminate the lease prior to its expiration date if we cease to operate the sewage treatment plant, cease to provide sewage treatment services to Alcoa or sell, transfer or assign the lease to the sewage treatment plant without Alcoa’s prior consent. Under the terms of the lease related to the drinking water plant, Alcoa has the right to terminate the lease prior to its expiration date if we cease to provide drinking water services to Alcoa, cease to operate the drinking water plant or sell, transfer or assign the lease of the drinking water plant without Alcoa’s prior consent. Under the terms of the lease related to locomotive shed and maintenance buildings and the related buildings and the related real property, Alcoa has the right to terminate the lease prior to the expiration date if we cease to operate our Listerhill facility, the Alabama Reclamation Plant, the Southern Reclamation Plant or the Sheffield Coating Plant or we sell, transfer or assign the lease for our Listerhill facility, the Alabama Reclamation Plant, the Southern Reclamation Plant or the Sheffield Coating Plant without Alcoa’s prior consent.

(4)	Lease includes an option to extend to March 2016.

Item 3.	Legal Proceedings

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

The following table sets forth our selected historical and other financial data for each of the five years in the period ended December 31. Until June 30, 2003, we accounted for our 50% membership interest in Wise Recycling using the equity method. With the acquisition of the remaining 50% membership interest, Wise Recycling has been included in our statement of operations data from July 1, 2003. You should read the following selected historical financial and other information in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the notes thereto included elsewhere in this Form 10-K/A.

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

(1)	We adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activity (SFAS 133), on January 1, 2001. We have elected not to designate any of our derivative instruments as hedges under this statement. All of our derivatives are recorded at fair value in our balance sheets. Accordingly, any unrealized loss or gain is recorded in operations as of the end of each accounting period. (See Note 1 to our Consolidated Financial Statements).

(2)	Adjusted EBITDA represents EBITDA (defined as net income (loss) before income taxes, interest expense and fees, net, and depreciation and amortization), adjusted to exclude early extinguishment of debt, income from affiliate, nonrecurring charges, severance charges and credits, LIFO adjustments, cumulative effect of change in accounting principle and mark-to-market adjustment for contracts under SFAS 133. Adjusted EBITDA is not intended to represent cash flows from operations as defined using generally accepted accounting principles and should be considered in addition to, and not as a substitute for, cash flows as a measure of liquidity or net earnings as a measure of operating performance. We include Adjusted EBITDA information because this measure is used to measure our compliance with debt covenants and used by investors and noteholders to evaluate our ability to service debt. Our measure of Adjusted EBITDA may not be comparable to similarly titled measures of other companies. The following sets forth the computation of Adjusted EBITDA:
(3)	Restricted cash includes cash deposits with commodity brokers to cover open hedging positions.

	2005	2004	2003	2002	2001
Net Cash (used in) provided by operating activities	$(21,559)	$(33,823)	$(2,340)	$(22,866)	$67,948
Changes in working capital items and other	3,948	48,653	23,951	37,190	(56,847)
Interest expense and fees, net(a)	25,110	18,505	14,400	11,113	18,112
Income from affiliate	—	—	(1,273)	(1,471)	(2,413)
Severance charges (credits)	—	—	(4,315)	6,196	3,074
Nonrecurring charges	—	—	—	3,221	—
Adjusted EBITDA	$7,499	$33,335	$30,423	$33,383	$29,874

(a)	Interest expense and fees includes servicing fees paid in conjunction with receivables asset sales in the amount of $585 in 2004.

Item 7.	Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

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

Unlike some of our principal competitors, we do not manufacture aluminum from bauxite. Instead, we process aluminum scrap and prime aluminum manufactured by third parties. As a result, we do not have the capital requirements and high fixed costs associated with the production of prime aluminum. Aluminum purchases comprised approximately 70% of our cost of sales in 2005. Historically, prices of our aluminum can stock and other products have been directly correlated to the prices of our metal material cost due to the standard industry practice of passing through the metal material costs to customers. This correlation, subject to the impact of metal ceiling or “price caps” has otherwise allowed us to maintain a relatively consistent conversion revenue, defined as net revenue less material costs, on a per pound basis. The impact of metal prices rising above the ceiling in the last three quarters of 2005 has led to a reduction in conversion revenue and resulting conversion margin. Metal ceilings are not expected to materially impact the first quarter of 2006, but are expected to impact the second and third quarters as well as the fourth quarter depending upon prevailing market conditions. This could lead to continued reductions in net conversion revenue and conversion margins.

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

Metal, labor, natural gas, electricity and plant maintenance costs represent the primary components of our cost of sales. In 2005, scrap aluminum represented approximately 74% of our metal input. In 2005, aluminum represented approximately 70% of our cost of sales. Purchases of scrap aluminum from Recycling and our customers made up 42% of total scrap used, with the balance coming from purchases in the open market. The scrap purchase arrangements with our key customers through which we purchase scrap aluminum generated in their can production processes provided us with approximately 31% of our scrap aluminum requirements, in 2005. In 2005, scrap aluminum purchases from Recycling represented 11% of our Alloys scrap aluminum purchases. These intercompany sales from Recycling to Alloys represented approximately 24% of Recycling’s total sales. Recycling presently operates seven area centers with twenty service centers and eighteen convenience centers associated with the area centers. A new area center opened in Los Angeles in May 2004. Recycling continues to identify potential locations where there is a sufficient industrial base to provide scrap to the plant and operate profitably on an independent basis. Recycling also sells copper and other non-ferrous scrap to unaffiliated third party buyers.

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

Operating Results

Conversion Revenue and Conversion Margin

There are two components to our pricing at Alloys under industry standards for can sheet pricing (which accounted for 91% of our Alloys’ Listerhill facility’s output in 2005). The first component is the market price for aluminum that we can pass on to our customers, subject to an industry-wide ceiling price. Under this industry formula, the metal transfer price is changed twice annually, specifically on April 1 and again on October 1. The metal transfer price for the period April 1 through September 30 is determined based on the average published Midwest P1020 aluminum price for the immediately prior six-month period ended the last day of February. Likewise, the metal transfer price for the period October 1 through the following March 31 is determined based on the average published Midwest P1020 aluminum price for the immediately prior six-month period ended the last day of August. We reduce our exposure to aluminum price fluctuations by passing cost increases to customers through an indexed sales pricing mechanism and by fixing the cost of metal through forward contracts on the LME. Although the spread differential between prime metal and scrap cannot be cost effectively hedged in the financial markets, we minimize market price risk with respect to scrap aluminum we receive from our customers and reprocess at a fixed conversion spread.

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

Conversion margin at Alloys is determined as conversion revenue (sales less metal cost and the effect of LIFO) less conversion cost (cost of sales less metal costs). Below is a reconciliation of these non-GAAP financial measures to their related GAAP basis measures.

	2005	2004	2003
Sales	$807,935	$710,957	$601,279
Less:
Metal Costs	(572,710)	(521,357)	(383,956)
LIFO adjustment (1)	2,318	35,156	9,944

Conversion Revenue	$237,543	$224,756	$227,267

Cost of Sales	$818,928	$732,059	$588,928
Less:
Metal Costs	(572,710)	(521,357)	(383,956)

Conversion Costs	$246,218	$210,702	$204,972

Conversion Revenue	$237,543	$224,756	$227,267
Conversion Costs	(246,218)	(210,702)	(204,972)

Conversion Margin	$(8,675)	$14,054	$22,295

(1)

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

Year ended December 31, 2005 compared to year ended December 31, 2004

Sales. Consolidated sales increased from $766.9 million in 2004 to $883.8 million in 2005, an increase of $116.9 million, or 15%. Total volumes increased from 736 million pounds in 2004 to 765 million pounds in 2005, an increase of 29 million pounds, or 4%.

Wise Alloys sales increased from $711.0 million in 2004 to $807.9 million in 2005, an increase of 14% while shipments increased from 652.7 million pounds in 2004 to 661.3 million pounds in 2005, an increase of 1%. Contributing to sales increases were continued higher commodity prices for aluminum which resulted in price increases for products including can sheet.

Wise Recycling sales to third parties increased from $55.6 million in 2004 to $73.5 million in 2005, an increase of 32% while shipments to third parties increased from 83.4 million pounds in 2004 to 103.4 million pounds in 2005, an increase of 24%. The increased shipments to third parties at Recycling resulted from continued internal growth and expansion efforts within existing facilities to handle increased non-aluminum scrap such as copper and brass. Also contributing to sales increases were continued higher commodity prices for aluminum and other scrap products which resulted in price increases for recycled products.

Cost of Sales. Consolidated cost of sales increased from $770.5 million in 2004 to $881.3 million an increase of $110.8 million or 14%.

Wise Alloys cost of sales increased from $697.4 million in 2004 to $817.1 million in 2005, an increase of 17%. Metal costs, accounted for on the last-in-first-out (LIFO) basis and representing 74.7% and 70.1% of cost of sales in 2004 and 2005, respectively, increased from $521.4 million in 2004 to $572.7 million in 2005, an increase of $51.4 million or 10%. Gross margin improved from a deficit of ($21.1) million in 2004 to a deficit of ($11.0) million in 2005. Contributing to this improvement is the 2004 impact of higher metal costs accounted for on LIFO. Metal prices in 2005 averaged approximately 8% higher than in 2004, while metal prices in 2004 averaged approximately 23% higher than in 2003. The smaller increase in metal prices combined with an overall reduction in the days of inventory on-hand subject to LIFO, resulted in an $8.5 million gain from the LIFO liquidation. Conversion costs, which exclude metal, but include employment, energy, materials and other increased from $210.7 million in 2004 to $246.2 million in 2005. Conversion costs as a percentage of conversion revenue increased from 93.7% in 2004 to 103.7% in 2005. Resulting conversion margin decreased from $14.1 million in 2004 to a deficit of ($8.7) million in 2005. The decrease in conversion margin resulted from increased prices paid for energy including natural gas. The price paid per mmBTU in 2004 was $6.18 versus an average price paid in 2005 of $8.98, an increase of 45% or approximately $2.80 per mmBTU. Based on annual usage of approximately 4.4 million mmBTUs, this price increase contributed approximately $12.3 million to the decrease in conversion margin in 2005. Also contributing to the margin decrease was an approximate $8.1 million impact from metal price caps on can sheet which reduced the effective selling price of can sheet and prevented a full pass-through of increased aluminum prices. Also contributing to the decrease were the effects of other input costs increases including coatings, the disruptive effects of both Hurricanes Katrina and Rita on production, as well as the adverse effects of the temporary curtailment of shipments to a major can sheet customer. During

2005 we announced price increases and our intentions to eliminate the metal ceiling on can sheet contracts. In response to this announcement, one of our major can sheet customers withdrew their volume for the third quarter and later restored their shipments in the fourth quarter.

Wise Recycling cost of sales associated with third party sales increased from $52.6 million in 2004 to $70.7 million in 2005, an increase of 34%. The increase can be attributed to the increased volumes at Recycling as well as the higher commodity prices for aluminum and other scrap products including copper and brass which resulted in cost increases for recycled products.

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

Year ended December 31, 2004 compared to year ended December 31, 2003

Sales. Consolidated sales increased from $619.1 million in 2003 to $766.9 million in 2004, an increase of $147.8 million, or 24%. Total volumes shipped increased from 605 million pounds in 2003 to 736 million in 2004, an increase of 131 million pounds, or 22%.

Wise Alloys sales increased from $601.3 million in 2003 to $711.0 in 2004, an increase of 18% while shipments increased from 570.2 million pounds in 2003 to 652.7 million pounds in 2004, an increase of 14%. The increase in shipments at Alloys was primarily the result of a return to normal demand for beverage cans as opposed to lower shipments in 2003 due to an unseasonably cool and wet summer throughout much of the United States and Canada, which decreased demand throughout the North American industry.

Wise Recycling sales to third parties increased from $17.8 million in 2003 to $55.6 million in 2004, an increase of 212% while shipments to third parties increased from 35.0 million pounds in 2003 to 83.4 million pounds in 2004, an increase of 138%. On June 30, 2003 the remaining 50% ownership of Wise Recycling was acquired, which contributed 48 million pounds to the increase in consolidated volume. Sales at Recycling are primarily in copper and other non-ferrous scrap and are made at lower prices than the semi-fabricated products such as can sheet sold by Alloys.

Cost of Sales. Consolidated cost of sales increased from $601.7 million in 2003 to $770.5 an increase of $168.8 million or 28%.

Wise Alloys cost of sales increased from $566.9 in 2003 to $697.4 in 2004, an increase of 23%. Metal costs, accounted for on the last-in-first-out (LIFO) basis and representing 67.7% and 74.7% of cost of sales in 2003 and 2004, respectively, increased from $384.0 million in 2003 to $521.4 million in 2004, an increase of $137.3 million or 36%. Gross margin (deficit) decreased from $25.0 million margin in 2003 to a deficit of ($21.1) million in 2004. Contributing to this decrease is the impact of higher metal costs accounted for on LIFO for which the reserve was increased by $35.2 million in 2004. Conversion costs, which exclude metal, but include employment, energy, materials and other increased from $205.0 million in 2003 to $210.7 million in 2004, an increase of $5.7 million or 2.8%. Conversion costs as a percentage of conversion revenue increased from 90.2% in 2003 to 93.7% in 2004, an increase of 3.9%. Resulting conversion margin decreased from $22.3 million to $14.1 million, a decrease of $8.2 million or 36.8%. The majority of the increase in conversion margin resulted from an increase in productivity as measured by packed pounds per man hour, including the effect of overall increased volumes. While total pounds billed at Alloys increased from 570 million pounds in 2003 to 653 million pounds in 2004, an increase of 14.6%, total man hours at Alloys actually decreased by 7.9%. This resulted in a 15.7% increase in average packed pounds per man hour. As a percentage of conversion revenue, employment increased from 30.6% in 2003 to 31.6% in 2004.

Wise Recycling Cost of sale associated with third party sales increased from $16.9 million in 2003 to $52.6 million in 2004, an increase of 211%. The increase can be attributed to the acquisition of the remaining 50% interest in Wise Recycling on June 30, 2003 as well as increased volumes at Recycling.

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

Our liquidity has been directly impacted by aluminum prices which have increased steadily and dramatically since 2002. Average aluminum prices in 2002 were 65.4 cents per pound and have risen over 40% to average 91.7 cents per pound for 2005. In December 2005, aluminum prices had risen to average $1.07 per pound and risen still further to average $1.17 per pound in February 2006. These price increases have and are continuing to impact our working capital requirements resulting in higher outstanding debt supported by higher levels of receivables and inventory. Our net liquidity is determined based on a standard borrowing base formula which accounts for the collateral value of inventory and receivables on a basis approximating the lower of current cost (on a FIFO basis) or fair market value. This borrowing base is then compared to the outstanding loan balance including outstanding letters of credit to determine a net amount available for additional borrowings. Our liquidity could also be hampered if we incurred significant unexpected increases in necessary capital expenditures. Significant increases in volumes could also impact our liquidity. See “Risk Factors” for certain circumstances that could adversely affect our liquidity. In particular, a default under our senior secured credit facility or decreased sales or lower margins from our sales to Ball or Crown could have a material adverse effect on our liquidity. Reduced margins have and will occur should our can sheet sales continue to be affected by the ceiling on the metal transfer price that we pass on to our customers. While the metal ceiling is not expected to materially impact sales in the first quarter of 2006, metal ceilings are expected to impact the second and third quarters as metal costs exceed the ceilings in certain contracts. The impact on the fourth quarter is unknown and is subject to prevailing market conditions including continued discussion with customers to obtain additional relief from such ceilings including industry-wide announced expectations to eliminate ceilings with all new contract renewals.

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

/s/ Ernst & Young LLP

Baltimore, Maryland

March 29, 2006, except for Note 13 as to which the date is March 20, 2007

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

13. Business Segment Information (Restated)

A reportable segment is a component of an enterprise in which the operating results are regularly reviewed by the enterprise’s chief operating decision maker to make decisions about resources to be allocated to the segment and assess its performance, and for which discrete financial information is available. We have two reportable segments under Statement of Financial Accounting Standards (SFAS) No. 131: Wise Alloys “Alloys” and Wise Recycling “Recycling”.

Wise Alloys: Alloys principally manufactures and sells aluminum can sheet to aluminum can producers and also serves the transportation, building, and construction markets. Beverage can stock is aluminum sheet specifically designed and engineered for use in the production of aluminum beverage cans and represents our primary product. Can stock customers include Ball Corporation, Crown Holdings, Inc., and Rexam PLC, the three largest beverage can manufacturers in the world. In addition, Alloys produces food can stock and semi-fabricated aluminum sheet for building and construction, transportation and other markets.

Wise Recycling: Recycling is engaged in the recycling and sale of scrap aluminum and other non-ferrous metals for use by Alloys as well as for sale to third parties. Recycling provides the Company with an effective, profitable infrastructure to obtain a portion of Alloys’ scrap requirements. Recycling has developed a collection process that utilizes both direct acquisitions from scrap dealers and industrial accounts, as well as “off-the-street” acquisitions from the actual consumer. Furthermore, Recycling collects other forms of non-ferrous scrap, primarily non-UBC aluminum, copper and brass, for sale in the merchant market. The Company is currently expanding the business of Recycling to include warehousing operations in order to provide regional shipping centers for our scrap collection and to enhance our ability to provide a vendor managed inventory program for Alloys customers.

Substantially all of our revenues and assets are attributed to or are located in the United States. The Company evaluates segment performance based on profit or loss from operations before corporate general and administrative expenses, LIFO adjustments, and mark-to-market adjustments for derivative contracts under SFAS 133. The accounting policies of the segments are the same as those described in the significant accounting policies.

We have concluded that TMC is not a reportable segment because it is not significant to our consolidated operations and represents less than 10% of our revenues in each of the past three years ended December 31, 2005, 2004 and 2003. Financial information about TMC is included in the “Other” caption in the tables below.

As described in Note 2 to our consolidated statements of operations, we earned revenues from two customers that individually exceeded 10% of consolidated revenues. The revenue generated from sales to these customers is included in the Alloys segment.

The following table sets forth information on the Company’s reportable segments:

	Year Ended
($ in thousands)	December 31, 2005	December 31, 2004	December 31, 2003
Net Sales
Alloys	$807,935	$710,957	$601,279
Recycling (1)	73,457	55,567	17,779
Other	2,452	344	—

Net sales	$883,844	$766,868	$619,058

Segment (loss) profit
Alloys	$(9,144)	$13,568	$34,403
Recycling (1)	2,729	3,009	923

Segment (loss) profit	(6,415)	16,577	35,326
LIFO adjustment	(2,318)	(35,156)	(9,944)
Mark-to-market adjustments for contracts under SFAS 133	11,666	(550)	8,196
Corporate and other undistributed expenses, net	(24,551)	(22,413)	(26,015)

Net (loss) income	(21,618)	(41,542)	7,563

(1)	The Company has eliminated all intercompany sales and cost of sales associated with transfers of recycled aluminum from Recycling to Alloys. Recycling transfers aluminum to Alloys at market value and recognizes profit only when the sale to the end consumer is completed. During each of the periods presented, Recycling transferred aluminum to Alloys in the amount of $40,511, $30,559 and $11,770 for each year ended December 31, 2005, 2004 and 2003, respectively.

	As of December 31,
($ in thousands)	2005	2004	2003
Total Assets
Alloys	$307,249	$310,831	$273,772
Recycling	13,040	8,754	5,326
Corporate and other	21,788	14,885	6,542

Total assets	342,077	334,470	285,640

	As of December 31,
($ in thousands)	2005	2004	2003
Depreciation and Amortization
Alloys	$12,529	$12,395	$12,016
Recycling	609	492	235
Corporate and other	217	324	49

Total depreciation and amortization	13,355	13,211	12,300

	As of December 31,
($ in thousands)	2005	2004	2003
Capital Expenditures
Alloys	$13,985	$11,659	$9,619
Recycling	552	670	524
Corporate and other	—	—	—

Total capital expenditures	14,537	12,329	10,143

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Disclosure Controls and Procedures

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a—15(f). The Company, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer, President and Chief Operating Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (the “Evaluation”) as of the end of the period covered by this Report [based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.]

Based upon the Evaluation, the Company’s Chief Executive Officer, President and Chief Operating Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in our periodic reports filed with the Securities and Exchange Commission is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and such controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers as appropriate to allow timely decisions regarding required disclosure. In addition, they concluded that there were no significant deficiencies or material weaknesses in the design or operation of internal controls which could significantly affect the Company’s ability to record, process, summarize and report financial information. The Company’s disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and the Company’s chief executive officer and chief financial officer have concluded that our disclosure controls and procedures are effective at that reasonable assurance level.

On January 5, 2007, the Company announced that it would restate the segment disclosure information in its quarterly and annual filings. In connection with the filing of this Form 10-K/A, the Company’s management, including its CEO, President and COO, and CFO, reevaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2005. Based upon its re-evaluation, the Company’s management has concluded that the Company’s disclosure controls and procedures are still effective. The Company has considered the effects of the restatement discussed in Note 13 to the consolidated financial statements in arriving at this conclusion. The Company does not believe the change in segment disclosure represents a material weakness in disclosure controls because while the new disclosure represents a change in judgment as to the application of SFAS 131, the additional disclosure did not result in any change to the Company’s consolidated financial position or its results of operations and cash flow for any of the periods presented. Also, the Company’s disclosures in Management’s Discussion and Analysis of Financial Condition and Results of Operations have historically included some disclosure regarding performance of the Company’s Alloys and Recycling businesses. While the additional footnote disclosure includes certain additional information, it does not represent a material change in the information provided regarding the Company’s performance.

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

Summary Compensation Table

	Annual Compensation 2005 2004 2003		Long-Term Compensation Awards 2005 2004 2003			All other Compensation 2005 2004 2003
Name and Principal Position	Salary		Bonus		Securities Underlying Options
David D’Addario Chief Executive Officer, Chairman and Manager	$682,500	(1)	$0		—	$0
	682,500	(1)	365,000		—	0
	682,500	(1)	200,000		—	0
John J. Cameron Vice Chairman and Manager	$135,000		$0		—	$300,000	(2)
	335,000		0		—	300,000	(2)
	300,000		200,000		—	300,000	(2)
Randall Powers (3) President and Chief Operating Officer	$150,000		$0		—	$0
	150,000		0		—	17,500	(4)
	—		—		—	—
Danny Mendelson Executive Vice President, Chief Financial Officer and Secretary	$240,000		$0		—	$0
	240,000		250,000		—	0
	240,000		100,000		—	0
Gregory Garvey Manager	$162,500		$30,000	(5)	—	$0
	162,500		130,000		—	0
	162,500		0		—	0
Gerald M. David Manager	$300,000		$0		—	$0
	300,000		12,000		—	0
	300,000		0		—	70,000

(1)	Of the $682,500 salary compensation Mr. D’Addario received in 2005, 2004, and 2003 $520,000 was paid in respect of his service as Chairman and $162,500 was paid in respect of his service as a member of the Wise Group management board.
(2)	Mr. Cameron received $300,000 in other compensation in 2005 pursuant to his employment agreement.
(3)	Mr. Powers became President and Chief Operating Officer in July 2004.
(4)	Mr. Powers received a $17,500 moving expense reimbursement.
(5)	Delayed payment of 2004 bonus.

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

(3)	Exhibits

The following exhibits are either included in this report or incorporated herein by reference as indicated below:

1.1	Purchase Agreement, dated April 30, 2004, by and among the Issuers, the Guarantors and the Initial Purchasers (incorporated by reference to Exhibit 1.1 to the Company’s Registration Statement on Form S-4 filed on July 23, 2004)

3.1	Second Amended and Restated Limited Liability Company Agreement of Wise Metals Group LLC (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-4/A filed on September 29, 2004)

3.2a	Certificate of Formation of Wise Metals Holdings LLC filed with the Delaware Secretary of State on February 1, 1999 (incorporated by reference to Exhibit 3.2a to the Company’s Registration Statement on Form S-4 filed on July 23, 2004)

3.2b	Certificate of Amendment of Wise Metals Holdings LLC (incorporated by reference to Exhibit 3.2b to the Company’s Registration Statement on Form S-4 filed on July 23, 2004)

3.2c	Articles of Merger of Wise Metals Group LLC (incorporated by reference to Exhibit 3.2c to the Company’s Registration Statement on Form S-4 filed on July 23, 2004)

3.3	Limited Liability Company Agreement of Listerhill Total Maintenance Center LLC (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-4 filed on July 23, 2004)

3.4	Certificate of Formation of Listerhill Total Maintenance Center LLC filed with the Delaware Secretary of State on September 30, 2003 (incorporated by reference to Exhibit 3.4 to the Company’s Registration Statement on Form S-4 filed on July 23, 2004)

3.5	Limited Liability Company Agreement of Wise Warehousing, LLC (incorporated by reference to Exhibit 3.5 to the Company’s Registration Statement on Form S-4 filed on July 23, 2004)

3.6	Certificate of Formation of Wise Warehousing, LLC filed with the Delaware Secretary of State on December 22, 2003 (incorporated by reference to Exhibit 3.6 to the Company’s Registration Statement on Form S-4 filed on July 23, 2004)

3.7	Limited Liability Company Agreement of Wise Alloys LLC (together with amendment 3 thereto) (incorporated by reference to Exhibit 3.7 to the Company’s Registration Statement on Form S-4 filed on July 23, 2004)

3.8	Certificate of Formation of Wise Alloys LLC filed with the Delaware Secretary of State on December 9, 1998 (incorporated by reference to Exhibit 3.8 to the Company’s Registration Statement on Form S-4 filed on July 23, 2004)

3.9	Amended and Restated Limited Liability Company Agreement of Wise Recycling West, LLC (incorporated by reference to Exhibit 3.9 to the Company’s Registration Statement on Form S-4 filed on July 23, 2004)

3.10a	Certificate of Formation of Wise Recycling West, LLC filed with the Delaware Secretary of State on December 27, 2001 (incorporated by reference to Exhibit 3.10a to the Company’s Registration Statement on Form S-4 filed on July 23, 2004)

3.10b	Certificate of Amendment of Certificate of Formation of Wise Recycling West, LLC (incorporated by reference to Exhibit 3.10b to the Company’s Registration Statement on Form S-4 filed on July 23, 2004)

3.11	Limited Liability Company Agreement of Wise Recycling Texas, LLC (incorporated by reference to Exhibit 3.11 to the Company’s Registration Statement on Form S-4 filed on July 23, 2004)

3.12	Certificate of Formation of Wise Recycling Texas, LLC filed with the Delaware Secretary of State on June 4, 2002 (incorporated by reference to Exhibit 3.12 to the Company’s Registration Statement on Form S-4 filed on July 23, 2004)

3.13	Second Amended and Restated Limited Liability Company Operating Agreement of Wise Recycling, LLC (incorporated by reference to Exhibit 3.13 to the Company’s Registration Statement on Form S-4 filed on July 23, 2004)

3.14	Articles of Organization of Wise Recycling, LLC filed with the Maryland Secretary of State on January 20, 1998 (incorporated by reference to Exhibit 3.14 to the Company’s Registration Statement on Form S-4 filed on July 23, 2004)

3.15	Certificate of Incorporation of Wise Alloys Finance Corporation filed with the Delaware Secretary of State on April 18, 2002 (incorporated by reference to Exhibit 3.15 to the Company’s Registration Statement on Form S-4 filed on July 23, 2004)

3.16	Bylaws of Wise Alloys Finance Corporation (incorporated by reference to Exhibit 3.16 to the Company’s Registration Statement on Form S-4 filed on July 23, 2004)

4.1	Indenture, dated May 5, 2004, by and among the Issuers, the Guarantors and the Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-4 filed on July 23, 2004)

4.2	Registration Rights Agreement, dated as of May 5, 2004, by and among the Issuers, the Guarantors and the Initial Purchasers (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-4 filed on July 23, 2004)

10.1	General Security Agreement, dated as of May 5, 2004, by the Issuers and the Guarantors in favor of the Trustee (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-4 filed on July 23, 2004)

10.2	Intercreditor Agreement, dated May 5, 2004, by and between the Trustee and Congress Financial Corporation (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-4 filed on July 23, 2004)

10.3	Collateral Assignment of Acquisition Agreement, dated May 5, 2004, by Wise Alloys LLC in favor of the Trustee (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-4 filed on July 23, 2004)

10.4	Investment Property Pledge and Security Agreement, dated May 5, 2004, by Wise Alloys LLC in favor of the Trustee (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-4 filed on July 23, 2004)

10.5	Fee and Leasehold Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated May 5, 2004, by Wise Alloys LLC in favor of the Trustee (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-4 filed on July 23, 2004)

10.6	Pledge and Security Agreement, dated May 5, 2004, by the Issuers and the Guarantors in favor of the Trustee (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-4 filed on July 23, 2004)

10.7	Trademark Collateral Assignment and Security Agreement, dated May 5, 2004, by and between Wise Alloys LLC and the Trustee (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-4 filed on July 23, 2004)

10.8	Beverage Can Supply Letter Agreement, dated August 10, 1998 and as most recently amended April 1, 2003, by and between Ball Corporation and Wise Alloys LLC (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Amendment No. 1 to the Form S-4 filed on September 29, 2004)†

10.9	Beverage Can Supply Letter Agreement, dated April 22, 2004, by and between Crown Cork & Seal Co. and Wise Alloys LLC (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Amendment No. 1 to the Form S-4 filed on September 29, 2004)†

10.10	Amended and Restated Loan Agreement, dated May 5, 2004, by and among the Issuers, the Guarantors, Congress Financial Corporation, Fleet Capital Corporation and the Financial Institutions named therein (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-4 filed on July 23, 2004)

10.11	Employment Agreement, dated December 31, 2001, by and between Gerald David and Wise Metals Group LLC (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-4 filed on July 23, 2004)

10.12	Employment Agreement, dated April 1, 1999, by and between John Cameron and Wise Metals Group LLC (together with amendments thereto) (incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-4 filed on July 23, 2004)

10.13	$720,000 Real Estate Mortgage Note, dated December 5, 2002, issued by Wise Recycling West, LLC on behalf of TOMRA of North America Finance Corporation (incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-4 filed on July 23, 2004)

10.14	Mortgage, dated December 5, 2002, by and between Wise Recycling West, LLC on behalf of TOMRA of North America Finance Corporation (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-4 filed on July 23, 2004)

10.15	$720,000 Promissory Note, dated December 6, 2002, issued by Wise Recycling West, LLC on behalf of TOMRA of North America Finance Corporation (incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-4 filed on July 23, 2004)

10.16	Deed of Trust, dated December 6, 2002, by and between Wise Recycling West, LLC on behalf of TOMRA of North America Finance Corporation (incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-4 filed on July 23, 2004)

10.17	Environmental Cooperation Agreement, dated March 31, 1999, by Reynolds Metals Company and Wise Alloys LLC (incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement on Form S-4 filed on July 23, 2004)

10.18	Technology License Agreement, dated as of March 31, 1999, between Reynolds Metals Company, Southern Reclamation Company, Inc. and Wise Alloys LLC (incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement on Form S-4 filed on July 23, 2004)

10.19	Purchase Agreement dated as of October 31, 2003, and effective as of June 30, 2003, by and among David D’Addario and John Cameron and Wise Recycling LLC (incorporated by reference to Exhibit 10.19 to the Company’s Registration Statement on Form S-4 filed on July 23, 2004)

10.20	Ground Lease Agreement (Sewage Treatment Plant), dated March 31, 1999, by Reynolds Metals Company and Wise Alloys LLC (incorporated by reference to Exhibit 10.20 to the Company’s Registration Statement on Form S-4 filed on July 23, 2004)

10.21	Ground Lease Agreement (Drinking Water Plant), dated March 31, 1999, by Reynolds Metals Company and Wise Alloys LLC (incorporated by reference to Exhibit 10.21 to the Company’s Registration Statement on Form S-4 filed on July 23, 2004)

10.22	Ground Lease Agreement (Southern Reclamation Plant), dated March 31, 1999, by Reynolds Aluminum Partners and Wise Alloys LLC (incorporated by reference to Exhibit 10.22 to the Company’s Registration Statement on Form S-4 filed on July 23, 2004)

10.23	Lease Agreement, dated March 31, 1999, by Reynolds Metals Company and Wise Alloys LLC (incorporated by reference to Exhibit 10.23 to the Company’s Registration Statement on Form S-4 filed on July 23, 2004)

10.24	Asset Purchase Agreement, dated as of December 30, 1998, among Reynolds Metals Company, Southern Reclamation Company, Inc. Reynolds Aluminum Partners and Wise Alloys LLC (incorporated by reference to Exhibit 10.24 to the Company’s Registration Statement on Form S-4 filed on July 23, 2004)

10.25	Amendment No. 1 to Amended and Restated Loan Agreement, dated as of June 30, 2004, by and among the Issuers, the Guarantors, Congress Financial Corporation, Fleet Capital Corporation and the Financial Institutions named therein (incorporated by reference to Exhibit 10.25 to the Company’s Registration Statement on Form S-4/A filed on September 29, 2004)

10.26	Accounts Purchase and Sale Agreement, dated as of June 30, 2004, by and among Wise Alloys LLC and Congress Financial Corporation (incorporated by reference to Exhibit 10.26 to the Company’s Registration Statement on Form S-4/A filed on September 29, 2004)

10.27	Employment Agreement, dated as of July 1, 2004, by and between Randall R. Powers and Wise Metals Group LLC (incorporated by reference to Exhibit 10.27 to the Company’s Registration Statement on Amendment No. 1 to the Form S-4 filed on September 29, 2004)

10.28	Amendment No. 2 to Amended and Restated Loan Agreement, dated November 10, 2004, by and among the Issuers, the Guarantors, Congress Financial Corporation and Fleet Capital Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004)

10.29	Amendment No. 4 to Amended and Restated Loan Agreement, dated October 31, 2005, by and among the Issuers, the Guarantors, Congress Financial Corporation and Fleet Capital Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005)

10.30	Amendment to Deed of Trust and Assignment of Deed of Trust, dated January 10, 2005, by Wise Recycling West, LLC, to the Adams County Public Trustee for the benefit of TOMRA of North America Finance Corporation and GAB Holding LLC (incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005)

10.31	Extension and Assignment Agreement, entered into as of January 21, 2005, by and among TOMRA of North America Finance Corporation, Wise Recycling West, LLC and GAB Holding LLC (incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005)

10.32	Allonge to Real Estate Mortgage Note, attached to, and made a part of that certain Promissory Note dated December 5, 2002, in the principal amount of Seven Hundred Twenty Thousand and 00/100 Dollars ($720,000.00) made by Wise Recycling West, LLC to the order of TOMRA of North America Finance Corporation (incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005)

10.33	Amendment No. 5 to Amended and Restated Loan Agreement, dated March 6, 2006, by and among the Issuers, the Guarantors, and Wachovia Corporation (formerly Congress Financial) as Agent Corporation (incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005)

21	List of Subsidiaries (incorporated by reference to Exhibit 21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005)

31.1	Section 302 CEO Certification*

31.2	Section 302 CFO Certification*

32.1	Section 906 CEO Certification*

32.2	Section 906 CFO Certification*

*	Filed herewith.
†	Portions of this document have been omitted and filed separately with the SEC pursuant to a request for confidential treatment in accordance with Rule 406 of the Securities Act.

Schedule II

Valuation and Qualifying Accounts

Allowance for Doubtful Accounts

Period Ending	Balance at Beginning of Period	Charge to Costs and Expense	Deductions— Write Offs		Other		Balance at Ending of Period
December 31, 2003	$1,883	$—	$—		$18	(1)	$1,901
December 31, 2004	1,901	—	1,701	(2)	—		200
December 31, 2005	200	860	—		—		1,060

(1)	Addition due to acquisition of Wise Recycling
(2)	An allowance in 2002 was established concurrently with a billing due to the unlikely nature of collection. In 2004, the amount includes the write off this allowance and related receivables recorded in 2002 thus having no impact on earnings.

SIGNATURES

Pursuant to the requirements of section 13 or section 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WISE METALS GROUP LLC

Dated: March 21, 2007	/s/ DAVID D’ADDARIO
David D’Addario
Chairman and Chief Executive Officer

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WISE METALS GROUP LLC

Dated: March 21, 2007	/s/ DAVID D’ADDARIO
David D’Addario Chairman and Chief Executive Officer

/S/ KENNETH STASTNY
Kenneth Stastny
Chief Financial Officer and Chief Accounting Officer

/s/ JOHN CAMERON
John Cameron
Vice Chairman and Manager

/s/ GERALD DAVID
Gerald David
Manager

/s/ GREGORY GARVEY
Gregory Garvey
Manager

Supplemental Information to be Furnished with Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act.

No annual report or proxy materials have been sent to security holders.