Form 10-Q/A
period 2006-03-31
Wise Metals Group LLC
filed 2007-03-21
CIK 1297014

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

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

EXPLANATORY NOTE

We are filing this Form 10-Q/A Amendment No. 1 to amend and restate certain segment reporting and disclosure items that were included in our original Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 (2006 Form 10-Q). As a result of comments received from the Staff of the Securities and Exchange Commission as part of its review of our 2005 Form 10-K, we re-evaluated our operating and reportable segments under Statement of Financial Accounting Standards (SFAS) No. 131, “Disclosures about Segments of an Enterprise and Related Information” (SFAS No. 131), and, as a result, we have concluded that we have two reportable operating segments: Wise Alloys “Alloys” and Wise Recycling “Recycling”. We have restated our footnote disclosure for all periods presented in the accompanying financial statements in this Form 10-Q/A to include information about these reportable segments as required by SFAS 131.

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

7. Business Segment Information (Restated)

A reportable segment is a component of an enterprise in which the operating results are regularly reviewed by the enterprise’s chief operating decision maker to make decisions about resources to be allocated to the segment and assess its performance, and for which discrete financial information is available. We have two reportable segments under Statement of Financial Accounting Standards (SFAS) No. 131: Wise Alloys “Alloys” and Wise Recycling “Recycling.

Wise Alloys: Alloys principally manufactures and sells aluminum can sheet to aluminum can producers and also serves the transportation, building, and construction markets. Beverage can stock is aluminum sheet specifically designed and engineered for use in the production of aluminum beverage cans and represents our primary product. Can stock customers include Ball Corporation, Crown Holdings, Inc. and Rexam PLC, the three largest beverage can manufacturers in the world. In addition, Alloys produces food can stock and semi-fabricated aluminum sheet for building and construction, transportation and other markets.

Wise Recycling: Recycling is engaged in the recycling and sale of scrap aluminum and other non-ferrous metals for use by Alloys as well as for sale to third parties. Recycling provides the Company with an effective, profitable infrastructure to obtain a portion of Alloys’ scrap requirements. Recycling has developed a collection process that utilizes both direct acquisitions from scrap dealers and industrial accounts, as well as “off-the-street” from the actual consumer. Furthermore, Recycling collects other forms of non-ferrous scrap, primarily non-UBC aluminum, copper and brass, for sale in the merchant market. The Company is currently expanding the business of Recycling to include warehousing operations in order to provide regional shipping centers for our scrap collection and to enhance our ability to provide vendor managed inventory program for Alloys customers.

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

We have concluded that TMC is not a reportable segment because it is not significant to our consolidated operations and represents less that 10% of our revenues in each of the past three years ended December 31, 2005, 2004 and 2003. Financial information about TMC is included in the “Other” caption in the tables below.

The following table sets forth information on the Company’s reportable segments:

	Three Months Ended
($ in thousands)	March 31, 2006	March 31, 2005
Net Sales
Alloys	$192,273	$204,604
Recycling – (Note 1)	23,632	16,637
Other	371	320

Net sales	$216,276	$221,561

Segment profit (loss)
Alloys	$(614)	$1,789
Recycling – (Note 1)	2,370	374

Segment profit (loss)	1,756	2,163
LIFO adjustments	—	—
Mark-to-market adjustments for contracts under SFAS 133	4,712	(3,619)
Corporate and other undistributed expenses, net	(2,968)	(4,778)

Net income (loss)	3,500	(6,234)

Note 1: The Company has eliminated all intercompany sales and cost of sales associated with transfers of recycled aluminum From Recycling to Alloys. Recycling transfers aluminum to Alloys at market value and recognizes profit only when the sale to the end consumer is completed. During each of the periods presented, Recycling transferred aluminum with a cost of $19,777 and $7,247 to Alloys for the three months ended March 31, 2006 and 2005, respectively.

($ in thousands)	As of March 31, 2006	As of December 31, 2005
Total Assets
Alloys	$323,683	$307,249
Recycling	18,210	13,040
Corporate and other	35,878	21,788

Total assets	$377,771	$342,077

	As of March 31,
($ in thousands)	2006	2005
Depreciation and Amortization
Alloys	$2,928	$3,044
Recycling	144	183
Corporate and other	42	72

Total depreciation and amortization	3,114	3,299

	As of March 31,
($ in thousands)	2006	2005
Capital Expenditures
Alloys	$3,262	$3,861
Recycling	540	178
Corporate and other	—	—

Total capital expenditures	3,802	4,039

ITEM 1A.	RISK FACTORS

There were no material changes from risk factors as previously disclosed in our Annual Report on Form 10-K as of December 31, 2005.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Operating Results

Conversion Revenue and Conversion Margin

Shipments of can sheet accounted for a substantial portion of Alloys’ Listerhill facility’s output in 2005 and in the first quarter of 2006. There are two components to our pricing under industry standards for can sheet pricing. The first component of can sheet pricing is the market price for aluminum that we pass on to our customers, currently subject to an industry-wide ceiling price which did not materially affect first quarter pricing, but is expected to impact second and third quarter pricing. Subject to prevailing market conditions, the ceiling price may also adversely affect fourth quarter pricing. Under this industry formula, the metal transfer price is changed twice annually, on April 1 and on October 1. The metal transfer price for the period April 1 through September 30 is determined based on the average published Midwest P1020 aluminum price for the preceding six-month period ended the last day of February. Likewise, the metal transfer price for the period October 1 through the following March 31 is determined based on the average published Midwest P1020 aluminum price for the immediately prior six month period ended the last day of August. We reduce our exposure to aluminum price fluctuations by passing cost increases to customers through this indexed sales pricing mechanism and by fixing the cost of metal through forward contracts on the London Metals Exchange (LME). Although the spread differential between prime metal and scrap cannot be cost effectively hedged in the financial markets, we minimize market price risk with respect to scrap aluminum we receive from our customers and reprocess at a fixed conversion spread.

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

	Three months ended March 31
	2006	2005
Sales	$192,273	$204,604
Less:
Metal costs	(137,307)	(145,613)
LIFO adjustment (1)	—	—

Conversion revenue	$54,966	$58,991

Cost of sales	$192,754	$202,729
Less:
Metal costs	(137,307)	(145,613)

Conversion costs	$55,447	$57,116

Conversion revenue	$54,966	$58,991
Conversion costs	(55,447)	(57,116)

Conversion margin	$(481)	$1,875

Shipments (000s)	144,012	172,696
Conversion margin per pound shipped	(.0033)	.0109

(1)	LIFO Adjustment represents the actual period adjustment recorded to adjust our inventory from FIFO basis to LIFO basis. An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations must necessarily be based on management’s estimates of expected year-end inventory levels and costs dependent upon prevailing aluminum costs and other factors which are beyond management’s control. The LIFO adjustment recorded is determined based on the volume of sales to date as a percentage of estimated annual shipments. On an annual basis, the LIFO adjustment represents the actual year end calculated LIFO reserve adjustment.

Three months ended March 31, 2006 and 2005

Sales. Consolidated sales decreased from $221.6 million in the three months ended March 31, 2005, to $216.3 million in the comparable period in 2006, a decrease of $5.3 million or 2.4%. The decrease was primarily a result of lower shipments which decreased from 196.5 million pounds in the first three months of 2005 to 169.9 million pounds in 2006, a decrease of 26.6 million pounds or 14%.

Wise Alloys sales decreased from $204.6 million in the three months ended March 31, 2005 to $192.3 million in the comparable period in 2006, a decrease of $12.3 million or 6.0%. First quarter shipments were reduced due mostly to can sheet customers reducing inventory quantities from year-end levels combined with the effect of slightly lower contractual volumes which resulted from negotiations to improve pricing. Offsetting the decrease in shipment volumes were price increases that were enacted on January 1, 2006. These higher prices which include both metal and conversion lead to a resulting increase in conversion revenue per pound. Conversion revenue which was $59.0 million in the first three months on 2005, decreased to $55.0 million in the first three months of 2006 due in part to a 14% decrease in shipments. On a per pound basis, conversion revenue increased from 34.2 cents per pound in the first three months of 2005 to 38.2 cents per pound, an increase of 4.0 cents per pound or approximately 12%.

Wise Recycling sales to third parties increased from $16.6 million in the three months ended March 31, 2005 to $23.6 million in the comparable period in 2006, an increase of $7.0 million or 42.2%. Shipments by Wise Recycling to third parties increased approximately 9% for the quarter due to higher recycling activity associated with higher metal prices.

Cost of Sales. Consolidated cost of sales decreased from $215.5 million in the three months ended March 31, 2005, to $207.4 million in the three months ended March 31, 2006, a decrease of $8.1 million or 4%.

Wise Alloys cost of sales decreased from $202.8 million in the three months ended March 31, 2005 to $192.9 million in the three months ended March 31, 2006, a decrease of 5%. Metal costs, representing 72% of cost of sales in the first quarter of 2005 and 71% in the first quarter of 2006, decreased from $145.6 million in 2005 to $137.7 million in 2006, a decrease of $7.9 million or 5%. The decrease is attributable to the 17% decrease in shipments offset by higher metal prices. Conversion costs, which exclude metal, but include employment, energy, materials and other costs decreased from $57.1 million in the first quarter of 2005 to $55.4 million in 2006, a decrease of $1.7 million or 3%. On a per pound basis, conversion costs increased from 33.1 cents per pound in the first quarter of 2005 to 38.5 cents per pound in 2006, an increase of 5.4 cents per pound or 16%. The cost increase is primarily attributable to the higher price paid for natural gas during the three months ended March 31, 2006, which was approximately 64% higher than the same period in 2005, resulting in an approximate $5.5 million increase in natural gas costs. Resulting conversion margin decreased from $1.9 million in 2005 to a deficit of ($0.5) million in 2006, an decrease of 126%.

Wise Recycling cost of sales associated with third party sales increased from $16.3 million in the three months ended March 31, 2005 to $21.3 million in the three months ended March 31, 2006, an increase of 31%. The increase can be attributed to the increased volumes at Recycling as well as the higher commodity prices for aluminum and other scrap products including copper and brass which resulted in cost increases for recycled products.

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

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a–15(f). The Company, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer, President and Chief Operating Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (the “Evaluation”) as of the end of the period covered by this Report [based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.]

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

On January 5, 2007, the Company announced that it would restate the segment disclosure information in its quarterly and annual filings. In connection with the filing of this Form 10-K/A, the Company’s management, including its CEO, President and COO, and CFO, reevaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2006. Based upon its re-evaluation, the Company’s management has concluded that the Company’s disclosure controls and procedures are still effective. The Company has considered the effects of the restatement discussed in Note 7 to the consolidated financial statements in arriving at this conclusion. The Company does not believe the change in segment disclosure represents a material weakness in disclosure controls because while the new disclosure represents a change in judgment as to the application of SFAS 131, the additional disclosure did not result in any change to the Company’s consolidated financial position or its results of operations and cash flow for any of the periods presented. Also, the Company’s disclosures in Management’s Discussion and Analysis of Financial Condition and Results of Operations have historically included some disclosure regarding performance of the Company’s Alloys and Recycling businesses. While the additional footnote disclosure includes certain additional information, it does not represent a material change in the information provided regarding the Company’s performance.

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

ITEM 1A.	RISK FACTORS

There were no material changes from risk factors as previously disclosed in our Annual Report on Form 10-K as of December 31, 2005.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

10.1	Separation Agreement and Release between Randall R. Powers and Wise Metals Group LLC. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WISE METALS GROUP LLC

Dated: March 21, 2007	/s/ David D’Addario
David D’Addario
Chairman and Chief Executive Officer

/s/ Kenneth Stastny
Kenneth Stastny
Chief Financial Officer