Form 10-Q/A
period 2006-06-30
Wise Metals Group LLC
filed 2007-03-21
CIK 1297014

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

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

EXPLANATORY NOTE

We are filing this Form 10-Q/A Amendment No. 1 to amend and restate certain segment reporting and disclosure items that were included in our original Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 (2006 Form 10-Q). As a result of comments received from the Staff of the Securities and Exchange Commission as part of its review of our 2005 Form 10-K, we re-evaluated our operating and reportable segments under Statement of Financial Accounting Standards (SFAS) No. 131, “Disclosures about Segments of an Enterprise and Related Information” (SFAS No. 131), and, as a result, we have concluded that we have two reportable operating segments: Wise Alloys “Alloys” and Wise Recycling “Recycling”. We have restated our footnote disclosure for all periods presented in the accompanying financial statements in this Form 10-Q/A to include information about these reportable segments as required by SFAS 131.

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

PART I. FINAN CIAL INFORMATION

ITEM 1.	FINANCIAL ST ATEMENTS

Wise Metals Group LLC

Condensed Consolidated Balance Sheets

(In thousands)

	June 30, 2006	December 31, 2005
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,999	$6,456
Restricted cash	3,159	250
Accounts receivable, less allowance	81,453	73,326
Inventories	194,116	142,151
Other current assets	24,225	24,562

Total current assets	305,952	246,745
Non-current assets:
Property and equipment, net	86,829	86,557
Other assets	9,591	8,492
Goodwill	283	283

Total non-current assets	96,703	95,332

Total assets	$402,655	$342,077

Liabilities and members’ deficit:
Current liabilities:
Accounts payable	$81,894	$54,493
Current portion of long-term debt	1,498	1,477
Borrowing under revolving credit facility	181,052	137,730
Accrued expenses, payroll and other	21,556	18,247

Total current liabilities	286,000	211,947
Non-current liabilities:
Term loans, less current portion	1,392	826
Senior secured notes	150,000	150,000
Other liabilities	13,512	14,593

Total non-current liabilities	164,904	165,419
Members’ deficit:	(48,249)	(35,289)

Total liabilities and members’ deficit	$402,655	$342,077

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

Wise Metals Gr oup LLC

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

The following table sets forth information on the Company’s reportable segments:

	Three Months Ended		Six Months Ended
($ in thousands)	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Net Sales
Alloys	$245,283	$211,274	$437,556	$415,878
Recycling – (Note 1)	37,584	19,220	61,216	35,857
Other	387	660	758	980

Net sales	$283,254	$231,154	$499,530	$452,715

Segment (loss) profit
Alloys	$(16,135)	$5,860	$(16,749)	$7,649
Recycling – (Note 1)	4,969	583	7,339	957

Segment (loss) profit	(11,166)	6,443	(9,410)	8,606
LIFO adjustments	—	—	—	—
Mark-to-market adjustments for contracts under SFAS 133	(3,456)	4,924	1,256	1,305
Corporate and otherundistributed expenses, net	(1,838)	(5,876)	(4,806)	(10,654)

Net (loss) income	(16,460)	5,491	(12,960)	(743)

Note 1: The Company has eliminated all intercompany sales and cost of sales associated with transfers of recycled aluminum From Recycling to Alloys. Recycling transfers aluminum to Alloys at market value and recognizes profit only when the sale to the end consumer is completed. During each of the periods presented, Recycling transferred aluminum with a cost of $23,663 and $11,419 to Alloys for the three months ended June 30, 2006 and 2005, respectively and $43,440 and $18,666 to Alloys for the six months ended June 30, 2006 and 2005, respectively.

($ in thousands)	As of June 30, 2006	As of December 31, 2005
Total Assets
Alloys	$332,843	$307,249
Recycling	25,290	13,040
Corporate and other	44,522	21,788

Total assets	$402,655	$342,077

	As of June 30,
($ in thousands)	2006	2005
Depreciation and Amortization
Alloys	$5,854	$6,101
Recycling	283	366
Corporate and other	84	143

Total depreciation and amortization	6,221	6,610

	As of June 30,
($ in thousands)	2006	2005
Capital Expenditures
Alloys	$5,852	$7,158
Recycling	641	338
Corporate and other	—	—

Total capital expenditures	6,493	7,496

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPE RATIONS

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

Operating Results

Conversion Revenue and Conversion Margin

Shipments of can sheet accounted for a substantial portion of Alloys’ Listerhill facility’s output in 2005 and in the first half of 2006. There are two components to our pricing under industry standards for can sheet pricing. The first component of can sheet pricing is the market price for aluminum that we pass on to our customers, which is currently subject to an industry-wide ceiling price that materially affected second quarter pricing and is expected to impact third quarter pricing. Subject to prevailing market conditions, the ceiling price may also adversely affect fourth quarter pricing. Under this industry formula, the metal transfer price is changed twice annually, on April 1 and on October 1. The metal transfer price for the period April 1 through September 30 is determined based on the average published Midwest P1020 aluminum price for the preceding six-month period ended the last day of February. Likewise, the metal transfer price for the period October 1 through the following March 31 is determined based on the average published Midwest P1020 aluminum price for the immediately prior six month period ended the last day of August. We reduce our exposure to aluminum price fluctuations by passing cost increases to customers through this indexed sales pricing mechanism and by fixing the cost of metal through forward contracts on the London Metals Exchange (LME). Although the spread differential between prime metal and scrap cannot be cost effectively hedged in the financial markets, we minimize market price risk with respect to scrap aluminum we receive from our customers and reprocess at a fixed conversion spread.

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

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Sales	$245,283	$211,274	$437,556	$415,878
Less:
Metal costs	(196,052)	(146,721)	(333,359)	(292,334)
LIFO adjustment[1]	—	—	—	—

Conversion revenue	$49,231	$64,553	$104,197	$123,544

Cost of sales	$261,284	$205,338	$454,038	$408,067
Less:
Metal costs	(196,052)	(146,721)	(333,359)	(292,334)

Conversion costs	$65,232	$58,617	$120,679	$115,733

Conversion revenue	$49,231	$64,553	$104,197	$123,544
Conversion costs	(65,232)	(58,617)	(120,679)	(115,733)

Conversion margin (deficit)	$(16,001)	$5,936	$(16,482)	$7,811

Shipments (000s)	176,524	171,217	320,536	343,913
Conversion margin per pound shipped	$(.0906)	$.0347	$(.0514)	$.0227

1.	LIFO Adjustment represents the actual period adjustment recorded to adjust our inventory from FIFO basis to LIFO basis. An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations must necessarily be based on management’s estimates of expected year-end inventory levels and costs dependent upon prevailing aluminum costs and other factors which are beyond management’s control. The LIFO adjustment recorded is determined based on the volume of sales to date as a percentage of estimated annual shipments. On an annual basis, the LIFO adjustment represents the actual year end calculated LIFO reserve adjustment.

Three months ended June 30, 2006 and 2005

Sales. Consolidated sales increased from $231.2 million in the three months ended June 30, 2005, to $283.3 million in the three months ended June 30, 2006, an increase of $52.1 million or 23%. Shipments increased from 199.4 million pounds in the three months ended June 30, 2005, to 207.4 million pounds in the three months ended June 30, 2006, an increase of 8.0 million pounds or 4%.

Wise Alloys sales increased from $211.3 million in the three months ended June 30, 2005 to $245.3 million in the comparable period in 2006, an increase of $34.0 million or 16%. The increase was primarily a result of price increases that were implemented on April 1, 2006. The average resulting sales price increased from $1.23 per pound in the second quarter of 2005 to $1.39 per pound in the second quarter of 2006, an increase of approximately 13%. The increase in sales was also a result of an increase in shipments from 171.2 million pounds in the second quarter of 2005 to 176.5 million pounds in the second quarter of 2006, an increase of 5.3 million pounds or 3%. Second quarter shipments were higher primarily due to a 36% increase in shipments of commercial product offset by a 1% decrease in shipments of can stock. The increase in commercial product shipments is a result of the continued entrance into this market. Alloys shipments of can sheet have been reduced as a result of contractual renegotiations to improve pricing. Much of this decrease in second quarter can stock sales was offset by a change in the shipping terms of our sales to our largest customers. Effective May 31, 2006, sales to our major can sheet customers are sold FOB shipping point which results in our recognition of revenue at the time we ship from our Listerhill plant. This resulted in an increase in second quarter shipments of approximately 22.8 million pounds and a corresponding $31.8 million increase to second quarter sales. Conversion revenue, which was $64.6 million in the second quarter of 2005, decreased to $49.2 million in the second quarter of 2006. On a per pound basis, conversion revenue decreased from 37.7 cents per pound in the second quarter of 2005 to 27.9 cents per pound, a decrease of 9.8 cents per pound or approximately 26%.

Wise Recycling sales to third parties increased from $19.2 million in the three months ended June 30, 2005 to $37.6 million in the comparable period in 2006, an increase of $18.4 million or 96%. The increase in sales was also a result of an increase in shipments to third parties from 28.2 million pounds in the second quarter of 2005 to 30.9 million pounds in the second quarter of 2006, an increase of 2.7 million pounds or 10%. The increase in Recycling shipments are due to higher recycling activity associated with higher metal prices as well as continued efforts in the regions served by existing Recycling facilities.

Cost of Sales. Consolidated cost of sales increased from $221.2 million in the three months ended June 30, 2005, to $284.9 million in the three months ended June 30, 2006, an increase of $63.7 million or 29%.

Wise Alloys cost of sales increased from $205.4 million in the three months ended June 30, 2005 to $261.4 million in the three months ended June 30, 2006, an increase of 27%. Metal costs, representing 71% and 75% of cost of sales in the three months ended June 30, 2005 and 2006, respectively, increased from $146.7 million in 2005 to $196.1 million in 2006, an increase of $49.4 million or 34%. The increase is attributable to higher metal prices along with a 3% increase in shipments. Conversion costs, which exclude metal, but include employment, energy, materials and other costs increased from $58.6 million in the second quarter of 2005 to $65.2 million in the second quarter of 2006, an increase of $6.6 million or 11%. On a per pound basis, conversion costs increased from 34.2 cents per pound in the second quarter of 2005 to 37.0 cents per pound in the second quarter of 2006, an increase of 2.8 cents per pound or 8%. The cost increase is primarily attributable to the higher price paid for natural gas during the three months ended June 30, 2006, which was approximately 27% higher than the same period in 2005, resulting in an approximate $1.9 million increase in natural gas costs. As a result of these cost increases, our conversion margin decreased from $5.9 million in the second quarter of 2005 to a deficit of ($16.0) million in 2006.

Wise Recycling cost of sales associated with third party sales increased from $18.6 million in the three months ended June 30, 2005 to $32.6 million in the three months ended June 30, 2006, an increase of 75%. The increase can be attributed to the increased volumes at Recycling as well as the higher commodity prices for aluminum and other scrap products including copper and brass which resulted in cost increases for recycled products.

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

Six months ended June 30, 2006 and 2005

Sales. Consolidated sales increased from $452.7 million in the six months ended June 30, 2005, to $499.5 million in the six months ended June 30, 2006, an increase of $46.8 million or 10%. Shipments decreased from 395.9 million pounds in the six months ended June 30, 2005, to 377.3 million pounds in the six months ended June 30, 2006, a decrease of 18.6 million pounds or 5%.

Wise Alloys sales increased from $415.9 in the six months ended June 30, 2005 to $437.6 million in the comparable period in 2006, an increase of $21.7 million or 5%. The increase was primarily a result of price increases that were enacted on January 1, 2006 and again on April 1, 2006. The price increase was offset by lower shipments which decreased from 343.9 million pounds in the first six months of 2005 to 320.5 million pounds in 2006, a decrease of 23.4 million pounds or 7%. While second quarter shipments were approximately 3% higher in the second quarter of 2005, first quarter shipments were 17% less than in the first quarter of 2005 due primarily to can sheet customers reducing inventory quantities from year-end levels combined with the effect of slightly lower contractual volumes which resulted from negotiations to improve pricing. Conversion revenue, which was $123.5 million in the first six months of 2005, decreased to $104.2 million in the first six months of 2006. On a per pound basis, conversion revenue decreased from 35.9 cents per pound in the first six months of 2005 to 32.5 cents per pound in the first six months of 2006, a decrease of 2.5 cents per pound or approximately 7%. This increase was the result of price increases which became effective both January 1 and again on April 1, offset by the effects of aluminum price caps on the metal component of sales of can sheet.

Wise Recycling sales to third parties increased from $35.9 million in the six months ended June 30, 2005 to $61.2 million in the comparable period in 2006, an increase of $25.3 million or 70%. The increase in sales was also a result of an increase in shipments to third parties from 52.0 million pounds in the six months ended June 30, 2005 to 56.8 million pounds in the six months ended June 30, 2006, an increase of 4.8 million pounds or 9%. The increase in Recycling shipments are due to higher recycling activity associated with higher metal prices as well as continued efforts in the regions served by existing Recycling facilities.

Cost of Sales. Consolidated cost of sales increased from $436.7 million in the six months ended June 30, 2005, to $492.3 million in the six months ended June 30, 2006, an increase of $55.6 million or 13%.

Wise Alloys cost of sales increased from $408.2 million in the six months ended June 30, 2005 to $454.3 million in the six months ended June 30, 2006, an increase of 11%. Metal costs, representing 72% and 73% of cost of sales in the six months ended June 30, 2005 and 2006, respectively, increased from $292.3 million in the second quarter of 2005 to $333.4 million in the second quarter of 2006, an increase of $41.1 million or 14%. The increase is primarily attributable to higher metal prices offset by a 7% decrease in shipments. Conversion costs, which exclude metal, but include employment, energy, materials and other costs increased from $115.7 million in the first six months of 2005 to $120.7 million in the first six months of 2006, an increase of $5.0 million or 4%. On a per pound basis, conversion costs increased from 33.7 cents per pound in the first six months of 2005 to 37.6 cents per pound in the first six months of 2006, an increase of 3.9 cents per pound or 12%. This cost increase is primarily attributable to the higher price paid for natural gas during the six months ended June 30, 2006, which was approximately 47% higher than the same period in 2005, resulting in an approximate $7.4 million increase in natural gas costs. As a result, our conversion margin decreased from $7.8 million in 2005 to a deficit of ($16.5) million in 2006.

Wise Recycling cost of sales associated with third party sales increased from $34.9 million in the six months ended June 30, 2005 to $53.9 million in the six months ended June 30, 2006, an increase of 54%. The increase can be attributed to the increased volumes at Recycling as well as the higher commodity prices for aluminum and other scrap products including copper and brass which resulted in cost increases for recycled products.

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

ITEM 3.	QUANTIT ATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein and Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

ITEM 4.	CONTR OLS AND PROCEDURES

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

On January 5, 2007, the Company announced that it would restate the segment disclosure information in its quarterly and annual filings. In connection with the filing of this Form 10-K/A, the Company’s management, including its CEO, President and COO, and CFO, reevaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2006. Based upon its re-evaluation, the Company’s management has concluded that the Company’s disclosure controls and procedures are still effective. The Company has considered the effects of the restatement discussed in Note 7 to the consolidated financial statements in arriving at this conclusion. The Company does not believe the change in segment disclosure represents a material weakness in disclosure controls because while the new disclosure represents a change in judgment as to the application of SFAS 131, the additional disclosure did not result in any change to the Company’s consolidated financial position or its results of operations and cash flow for any of the periods presented. Also, the Company’s disclosures in Management’s Discussion and Analysis of Financial Condition and Results of Operations have historically included some disclosure regarding performance of the Company’s Alloys and Recycling businesses. While the additional footnote disclosure includes certain additional information, it does not represent a material change in the information provided regarding the Company’s performance.

There were no changes in the Company’s internal control over financial reporting during the quarterly period ended June 30, 2006, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PA RT II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEE DINGS

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

ITEM 2.	C HANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	D EFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSI ON OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFO RMATION

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

ITEM 6.	EX HIBITS

(a) Exhibits

10.30	Amendment No. 8 dated June 12, 2006 to Amended and Restated Loan Agreement dated May 5, 2004. (incorporated by reference to Exhibit 10.30 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006)

10.31	Amendment No. 9 dated August 4, 2006 to Amended and Restated Loan Agreement dated May 5, 2004. (incorporated by reference to Exhibit 10.31 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

None.

S IGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WISE METALS GROUP LLC

Dated: March 21, 2007	/s/ David D’Addario
David D’Addario
Chairman and Chief Executive Officer

/s/ Kenneth Stastny
Kenneth Stastny
Chief Financial Officer