Form 10-Q/A
period 2006-09-30
Wise Metals Group LLC
filed 2007-03-21
CIK 1297014

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

EXPLANATORY NOTE

We are filing this Form 10-Q/A Amendment No. 1 to amend and restate certain segment reporting and disclosure items that were included in our original Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (2006 Form 10-Q). As a result of comments received from the Staff of the Securities and Exchange Commission as part of its review of our 2005 Form 10-K, we re-evaluated our operating and reportable segments under Statement of Financial Accounting Standards (SFAS) No. 131, “Disclosures about Segments of an Enterprise and Related Information” (SFAS No. 131), and, as a result, we have concluded that we have two reportable operating segments: Wise Alloys “Alloys” and Wise Recycling “Recycling”. We have restated our footnote disclosure for all periods presented in the accompanying financial statements in this Form 10-Q/A to include information about these reportable segments as required by SFAS 131.

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

Manufacturing inventories are stated at the lower of cost or market based on the last-in, first-out (LIFO) method. An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and costs which are dependent upon prevailing market and other related indications of year-end aluminum costs and other factors which are beyond management’s control. Should the results of the interim LIFO calculation result in an expectation that the year-end LIFO reserve will be different than the previous reporting period’s reserve, an adjustment will then be made to either increase or decrease the reserve. The LIFO adjustment recorded is determined based on the volume of sales to date as a percentage of estimated annual shipments.

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

The following table sets forth information on the Company’s reportable segments:

	Three Months Ended		Nine Months Ended
($ in thousands)	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
Net Sales
Alloys	$233,792	$185,741	$671,348	$601,619
Recycling – (Note 1)	38,180	17,776	99,396	53,633
Other	79	146	837	1,126

Net sales	$272,051	$203,663	$771,581	$656,378

Segment (loss) profit
Alloys	$(17,594)	$(6,600)	$(34,343)	$1,049
Recycling – (Note 1)	3,452	694	10,791	1,651

Segment (loss) profit	(14,142)	(5,906)	(23,552)	2,700
LIFO adjustments	(25,000)	—	(25,000)	—
Mark-to-market adjustments for contracts under SFAS 133	(21,975)	173	(20,719)	1,478
Corporate and other undistributed expenses, net	7,190	(4,732)	2,384	(15,386)

Net (loss) income	(53,929)	(10,465)	(66,887)	(11,208)

Note 1: The Company has eliminated all intercompany sales and cost of sales associated with transfers of recycled aluminum From Recycling to Alloys. Recycling transfers aluminum to Alloys at market value and recognizes profit only when the sale to the end consumer is completed. During each of the periods presented, Recycling transferred aluminum with a cost of $19,553 and $10,034 to Alloys for the three months ended September 30, 2006 and 2005, respectively and $62,993 and $28,700 to Alloys for the nine months ended September 30, 2006 and 2005, respectively.

($ in thousands)	As of September 30, 2006	As of December 31, 2005
Total Assets
Alloys	$307,714	$307,249
Recycling	27,767	13,040
Corporate and other	18,791	21,788

Total assets	$354,272	$342,077

	As of September 30,
($ in thousands)	2006	2005
Depreciation and Amortization
Alloys	$8,825	$9,288
Recycling	424	549
Corporate and other	126	175

Total depreciation and amortization	9,375	10,012

	As of September 30,
($ in thousands)	2006	2005
Capital Expenditures
Alloys	$7,465	$10,167
Recycling	714	480
Corporate and other	—	—

Total capital expenditures	8,179	10,647

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Operating Results

Conversion Revenue and Conversion Margin

Shipments of can sheet accounted for a substantial portion of Alloys’ Listerhill facility’s output in 2005 and in the first three quarters of 2006. There are two components to our pricing under industry standards for can sheet pricing. The first component of can sheet pricing is the market price for aluminum that we pass on to our customers, which is currently subject to an industry-wide ceiling price that materially affected second and third quarter pricing and is expected to impact fourth quarter pricing. Under this industry formula, the metal transfer price is changed twice annually, on April 1 and on October 1. The metal transfer price for the period April 1 through September 30 is determined based on the average published Midwest P1020 aluminum price for the preceding six-month period ended the last day of February. Likewise, the metal transfer price for the period October 1 through the following March 31 is determined based on the average published Midwest P1020 aluminum price for the immediately prior six month period ended the last day of August. We reduce our exposure to aluminum price fluctuations by passing cost increases to customers through this indexed sales pricing mechanism and by fixing the cost of metal through forward contracts on the London Metals Exchange (LME). Although the spread differential between prime metal and scrap cannot be cost effectively hedged in the financial markets, we minimize market price risk with respect to scrap aluminum we receive from our customers and reprocess at a fixed conversion spread.

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

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Sales	$233,792	$185,741	$671,741	$601,619
Less:
Metal costs	(214,582)	(131,500)	(547,941)	(423,834)
LIFO adjustment[1]	25,000	—	25,000	—

Conversion revenue	$44,210	$54,241	$148,407	$177,785

Cost of sales	$276,239	$192,211	$730,277	$600,278

Less:
Metal costs	(214,592)	(131,500)	(547,941)	(423,834)

Conversion costs	$61,657	$60,711	$182,336	$176,444

Conversion revenue	$44,210	$54,241	$148,336	$177,785
Conversion costs	(61,657)	(60,711)	(182,336)	(176,444)

Conversion margin (deficit)	$(17,447)	$(6,470)	$(33,929)	$1,341

Shipments (000s)	171,533	147,536	492,069	491,449
Conversion (deficit) margin per pound shipped	$(.1017)	$(.0439)	$(.0690)	$.0027

1.	LIFO Adjustment represents the actual period adjustment recorded to adjust our inventory from FIFO basis to LIFO basis. An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations must necessarily be based on management’s estimates of expected year-end inventory levels and costs dependent upon prevailing aluminum costs and other factors which are beyond management’s control. The LIFO adjustment recorded is determined based on the volume of sales to date as a percentage of estimated annual shipments. As of the end of the three month period ended September 30, 2006, management estimated that the year-end LIFO reserve would need to be approximately $33.3 million higher than the LIFO reserve as of June 30, 2006. Accordingly, based on the estimated year-to-date sales as a percentage of estimated annual shipments, a $25.0 million increase to the reserve was recorded in the three months ended September 30, 2006. As of June 30, 2006, no change to the year-end LIFO reserve was expected. On an annual basis, the LIFO adjustment represents the actual year end calculated LIFO reserve adjustment.

Three months ended September 30, 2006 and 2005

Sales. Consolidated sales increased from $203.7 million in the three months ended September 30, 2005, to $272.1 million in the three months ended September 30, 2006, an increase of $68.4 million or 34%. Shipments increased from 173.2 million pounds in the three months ended September 30, 2005, to 203.8 million pounds in the three months ended September 30, 2006, an increase of 30.6 million pounds or 18%.

Wise Alloys sales increased from $185.7 in the three months ended September 30, 2005 to $233.8 million in the comparable period in 2006, an increase of $48.1 million or 26%. The increase was primarily a result of price increases that were implemented on April 1, 2006. The average resulting sales price increased from $1.26 per pound in the third quarter of 2005 to $1.36 per pound in the third quarter of 2006, an increase of approximately 8%. The increase in sales was also a result of an increase in shipments from 147.5 million pounds in the third quarter of 2005 to 171.5 million pounds in the third quarter of 2006, an increase of 24.0 million pounds or 16%. Third quarter shipments were higher primarily due to a 166% increase in shipments of commercial product and a 3% increase in shipments of can stock. The increase in commercial product shipments is a result of the continued entrance into this market. Conversion revenue, which was $54.2 million in the third quarter of 2005, decreased to $44.2 million in the third quarter of 2006. On a per pound basis, conversion revenue decreased from 36.8 cents per pound in the third quarter of 2005 to 25.8 cents per pound, a decrease of 11.0 cents per pound or approximately 30%.

Wise Recycling sales to third parties increased from $17.8 million in the three months ended September 30, 2005 to $38.2 million in the comparable period in 2006, an increase of $20.4 million or 115%. The increase in sales was also a result of an increase in shipments to third parties from 25.7 million pounds in the third quarter of 2005 to 32.3 million pounds in the third quarter of 2006, an increase of 6.6 million pounds or 26%. The increase in Recycling shipments are due to higher recycling activity associated with higher metal prices as well as continued efforts in the regions served by existing Recycling facilities.

Cost of Sales. Consolidated cost of sales increased from $205.3 million in the three months ended September 30, 2005, to $268.4 million in the three months ended September 30, 2006, an increase of $63.1 million or 31%.

Wise Alloys cost of sales increased from $192.3 million in the three months ended September 30, 2005 to $251.4 million in the three months ended September 30, 2006, an increase of 31%. Metal costs, representing 68% and 78% of cost of sales in the three months ended September 30, 2005 and 2006, respectively, increased from $131.5 million in 2005 to $214.6 million in 2006, an increase of $83.1 million or 63%. The increase is attributable to higher metal prices along with a 16% increase in shipments. Conversion costs, which exclude metal, but include employment, energy, materials and other costs increased from $60.7 million in the third quarter of 2005 to $61.7 million in the third quarter of 2006, an increase of $1.0 million or 2%. On a per pound basis, conversion costs decreased from 41.1 cents per pound in the third quarter of 2005 to 35.9 cents per pound in the third quarter of 2006, a decrease of 5.2 cents per pound or 13%. The cost per pound decrease is primarily attributable to a shift in sales mix towards commercial products which generally have lower sales prices and lower costs but improved margins versus can sheet sales subject to metal price caps. As a result, conversion margin decreased from a ($6.4) million deficit in the third quarter of 2005 to ($17.4) million deficit in 2006.

Wise Recycling cost of sales associated with third party sales increased from $17.1 million in the three months ended September 30, 2005 to $34.7 million in the three months ended September 30, 2006, an increase of 103%. The increase can be attributed to the increased volumes at Recycling as well as the higher commodity prices for aluminum and other scrap products including copper and brass which resulted in cost increases for recycled products.

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

Nine months ended September 30, 2006 and 2005

Sales. Consolidated sales increased from $656.4 million in the nine months ended September 30, 2005, to $771.6 million in the nine months ended September 30, 2006, an increase of $115.2 million or 18%. Shipments increased from 569.2 million pounds in the nine months ended September 30, 2005, to 581.1 million pounds in the nine months ended September 30, 2006, an increase of 11.9 million pounds or 2%.

Wise Alloys sales increased from $601.6 million in the nine months ended September 30, 2005 to $671.3 million in the comparable period in 2006, an increase of $69.7 million or 12%. The increase was primarily a result of higher metal prices coupled with price increases that were enacted on January 1, 2006 and again on April 1, 2006. The average resulting sales price increased from $1.22 per pound in the nine months ended September 30, 2005 to $1.36 per pound in 2006, an increase of approximately 11%. The increase in sales was also a result of an increase in shipments from 491.4 million pounds in the nine months 2005 to 492.1 million pounds in 2006, an increase of 0.7 million pounds. Conversion revenue, which was $177.8 million in the first nine months of 2005, decreased to $148.4 million in the first nine months of 2006. On a per pound basis, conversion revenue decreased from 36.2 cents per pound in the first nine months of 2005 to 30.2 cents per pound in the first nine months of 2006.

Wise Recycling sales to third parties increased from $53.6 million in the nine months ended September 30, 2005 to $99.4 million in the comparable period in 2006, an increase of $45.8 million or 85%. The increase in sales was also a result of an increase in shipments to third parties from 77.7 million pounds in the nine months ended September 30, 2005 to 89.1 million pounds in the nine months ended September 30, 2006, an increase of 11.4 million pounds or 15%. The increase in Recycling shipments are due to higher recycling activity associated with higher metal prices as well as continued efforts in the regions served by existing Recycling facilities.

Cost of Sales. Consolidated cost of sales increased from $642.0 million in the nine months ended September 30, 2005, to $760.7 million in the nine months ended September 30, 2006, an increase of $118.7 million or 18%.

Wise Alloys cost of sales increased from $600.6 million in the nine months ended September 30, 2005 to $705.7 million in the nine months ended September 30, 2006, an increase of 17%. Metal costs, representing 71% and 75% of cost of sales in the nine months ended June 30, 2005 and 2006, respectively, increased from $423.8 million in the nine months ended September 30, 2005 to $547.9 million in the nine months ended September 30, 2006, an increase of $124.1 million or 29%. The increase is primarily attributable to higher metal prices. Conversion costs, which exclude metal, but include employment, energy, materials and other costs increased from $176.4 million in the first nine months of 2005 to $182.3 million in the first nine months of 2006, an increase of $5.9 million or 3%. On a per pound basis, conversion costs increased from

35.9 cents per pound in the first nine months of 2005 to 37.1 cents per pound in the first nine months of 2006, an increase of 1.2 cents per pound or 3%. This cost increase is primarily attributable to the higher price paid for natural gas during the nine months ended September 30, 2006, which was approximately 31% higher than the same period in 2005, resulting in an approximate $7.7 million increase in natural gas costs which was offset in part by higher pricing. As a result, our conversion margin decreased from $1.3 million in 2005 to a deficit of ($33.9) million in 2006.

Wise Recycling cost of sales associated with third party sales increased from $52.0 million in the nine months ended September 30, 2005 to $88.6 million in the nine months ended September 30, 2006, an increase of 70%. The increase can be attributed to the increased volumes at Recycling as well as the higher commodity prices for aluminum and other scrap products including copper and brass which resulted in cost increases for recycled products.

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

Our principal sources of cash to fund liquidity needs are net cash provided by operating activities and availability under our revolving senior secured credit facility described in Note 3 to our Combined Consolidated Financial Statements above. We anticipate that our primary liquidity needs will be for debt service, working capital (including potential increased margin deposits associated with derivatives) and capital expenditures. Our debt service costs and working capital requirements have increased as a result of increased aluminum prices. We believe that cash generated from operations, available borrowings under our senior revolving secured credit facility, including anticipated increases in borrowing base availability that would likely result as our accounts receivable and inventory values increase, and other indebtedness, such as the Master Equipment Lease dated November 13, 2006 by and among Alloys, Wilmington Trust Company, The Employees’ Retirement System of Alabama and the Teachers’ Retirement System of Alabama executed in connection with the sale and concurrent leaseback of certain property by Alloys and agreements that we enter from time to time pursuant to which we sell certain accounts receivable, will be sufficient to enable us to meet our liquidity requirements in the foreseeable future.

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

Investing Activities. In the nine months ended September 30, 2006, our capital expenditures were $8.2 million as compared to $10.7 million during the same period in 2005. For the first nine months of 2005, projects included a significant furnace rebuild and installation of an advanced reclamation melter process. For the nine months of 2006, projects included expansion of one of our recycling facilities and a major project to upgrade one of our furnaces.

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

Our aluminum commodity risk management policy is to hedge the aluminum price risk associated with these fixed-price firm commitments. At September 30, 2006, these LME options and futures contracts covered approximately 27,150 metric tons of aluminum with an unrealized fair value gain of approximately 1.1 million. We do not enter into derivative contracts for speculative purposes.

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

On January 5, 2007, the Company announced that it would restate the segment disclosure information in its quarterly and annual filings. In connection with the filing of this Form 10-K/A, the Company’s management, including its CEO, President and COO, and CFO, reevaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2006. Based upon its re-evaluation, the Company’s management has concluded that the Company’s disclosure controls and procedures are still effective. The Company has considered the effects of the restatement discussed in Note 7 to the consolidated financial statements in arriving at this conclusion. The Company does not believe the change in segment disclosure represents a material weakness in disclosure controls because while the new disclosure represents a change in judgment as to the application of SFAS 131, the additional disclosure did not result in any change to the Company’s consolidated financial position or its results of operations and cash flow for any of the periods presented. Also, the Company’s disclosures in Management’s Discussion and Analysis of Financial Condition and Results of Operations have historically included some disclosure regarding performance of the Company’s Alloys and Recycling businesses. While the additional footnote disclosure includes certain additional information, it does not represent a material change in the information provided regarding the Company’s performance.

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

On September 8, 2006, Crown entered a counter claim, asserting breaches to the food and beverage contracts can. The Company intends to vigorously contest this counterclaim and at this time is unable to determine the reasonable likely outcome of both the Company’s and Crown’s claim.

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