Form 10-K
period 2006-12-31
Wise Metals Group LLC
filed 2007-04-17
CIK 1297014

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2006

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

Overview

Wise Metals Group, LLC, headquartered in Linthicum, MD, is a Delaware limited liability company. Information about our reportable operating segments is provided below. Financial information about our reportable operating segments is set forth in our Consolidated Financial Statements and the Notes in Item 8 of this Report.

Wise Alloys

Wise Alloys is the third largest producer of aluminum beverage can stock in the world and contributed 87% of the total revenue of Wise Metals Group in 2006. Beverage can stock is aluminum sheet specifically designed and engineered for the production of aluminum beverage cans. In 2006, we supplied an estimated 14% of the North American market for aluminum beverage can stock as measured by volume, and we own one of only five beverage can stock facilities in North America, which provides valuable capacity to a consolidated industry. Our can stock customers include, Ball Corporation, Crown Holdings, Inc. and Rexam PLC, the three largest beverage can manufacturers in the world. Our beverage can stock customers produce aluminum cans for the largest brewers and carbonated soft drink bottlers in North America. In addition, we produce food can stock and semi-fabricated aluminum sheet for building and construction, transportation and other markets. In 2006, we did not derive a material percentage of our revenues from customers outside the United States.

The aluminum beverage can industry is a consolidated and mature industry which has experienced consistent historical stability. Four principal competitors, Ball, Crown, Rexam and Metal Container Corporation, the can-making subsidiary of Anheuser-Busch Companies, Inc., account for nearly all of the production volumes of aluminum beverage cans in North America. Over the past ten years, the compounded annual growth rate for the United States beverage can market has been stable. In addition to our Listerhill facility in Muscle Shoals, Alabama, the only other facilities in the world that have the capability to produce aluminum beverage can stock are operated by two companies, Alcoa, Inc. and Novelis, Inc. which was spun off by Alcan, Inc. in January 2005. The newest of these facilities was built in the mid-1980’s and we are unaware of any plans to build additional facilities in North America to serve the can stock industry. Factors that have led to the consolidation in the industry and our expectation of limited new entrants include substantial capital requirements, lengthy customer qualification procedures and Food and Drug Administration regulations concerning beverage can coatings for bottlers. Most importantly, customers’ stringent requirements for thinner gauge can stock and higher quality can stock have surpassed the technical capabilities of most rolling mill operators. Furthermore, there historically have been virtually no foreign shipments of aluminum beverage can stock to North America primarily due to product quality requirements.

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

Aluminum feedstock purchases comprised approximately 74% of our cost of sales in 2006 for our Alloys operations, with scrap comprising 69% of those total aluminum purchases. Historically, scrap has been a lower cost input for the production of our products than prime aluminum because our scrap reclamation assets are integrated into our production process and because scrap has generally been sold at a discount to prime aluminum. We have scrap purchase arrangements with our key customers through which we purchase scrap aluminum generated by their can production processes. These scrap purchase arrangements provided us with approximately 26% of our scrap aluminum requirements in 2006. We also obtain scrap from our scrap collection subsidiary, Wise Recycling, which provided us with approximately 21% of our scrap aluminum requirements in 2006. Our remaining scrap aluminum requirements are met by independent suppliers and brokers. We believe that we are one of the largest purchasers of used beverage containers, or UBCs, in North America, and we believe that our purchasing power provides us with the ability to negotiate favorable terms and conditions with our suppliers and enhance our operating margins.

Wise Metals’ subsidiary, Listerhill Total Maintenance Center, or TMC, provides maintenance, repairs and fabrication to manufacturing and industrial plants worldwide ranging from small on-site repairs to complete turn-key maintenance as well as providing machine shop services to Wise Alloys. TMC specializes in servicing and repairing electric turbines for the Tennessee Valley Authority (“TVA”) and others. TMC is actively expanding the business outside of the power generation into mining equipment and other large-scale projects.

Market Overview and Competitive Environment

Wise Alloys competes principally in the rolled aluminum sheet product market. This market in North America is believed to consist of approximately 10 billion pounds of aluminum shipments annually in segments such as packaging, automotive, building and construction and original equipment manufacturing. The rolled aluminum market is somewhat fragmented, with numerous domestic competitors serving a number of different markets according to industry data. We principally serve the packaging segment, which represents approximately 40% of rolled aluminum sheet products.

The aluminum beverage can stock market is highly concentrated and competitive. We estimate that the top manufacturers of aluminum beverage cans in North America in 2006 were Ball with a 35% market share (including 2% attributable to Ball’s interest in a joint venture with Coors Brewing Company), Crown with a 21% market share, Metal Container with a 23% market share and Rexam with a 21% market share. These manufacturers are supplied with aluminum beverage can stock (aluminum sheet for body stock, tab and ends) by four principal suppliers: Novelis (formerly Alcan’s aluminum rolled products business), Alcoa, ARCO and ourselves. We estimate that within this highly concentrated market, Alcoa and Novelis each hold about a one-third market share and we hold a 14% market share. The remainder of the capacity is provided by ARCO, which shares with Novelis the ownership of a facility in Logan County, Kentucky. Alcan spun off its rolled aluminum products business as a separate publicly traded company, Novelis, in January 2005.

The beverage can stock industry also faces competition from non-aluminum sources of packaging such as glass and HDPE and PET packaging producers. The main factors influencing competition in our industry are quality and price. Competition is also affected by each customer’s requirement that suppliers complete a qualification process to supply their plants.

The spin off of Novelis did not change the capacity of the overall can sheet business. Unlike its predecessor, Novelis has no North American reduction capability and is viewed primarily as a conversion company for flat rolling sheet product similar to Wise, but with a much larger and diverse product line.

Aluminum beverage containers are sold primarily to makers and fillers of carbonated soft drinks, beer and other beverages. The principal aluminum beverage container purchasers in the United States are Anheuser-Busch Companies Inc., The Coca-Cola Company and PepsiCo, Inc. Given the highly concentrated and integrated nature of the aluminum can supply chain (from can stock supplier to ultimate purchaser), customer relationships tend to be long-term and highly interdependent in nature. For example, our customers require prospective can stock suppliers to undergo a rigorous qualification process at their individual manufacturing facilities of up to twelve months before the prospective supplier is approved.

The aluminum can stock market is driven by factors associated with the aluminum beverage can industry. The United States aluminum beverage market is recognized as a mature market that has experienced slow but stable growth. Total U.S. producer can stock shipments grew an estimated 2.3% in 2006. Aluminum can stock demand is influenced by end-market retail strategies and consumer sentiment while can stock pricing is influenced by aluminum commodity prices and industry capacity.

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

The beverage can stock industry market in which we participate has been driven by increasingly demanding product specifications in the last decade. In 1993, the average can stock gauges were 0.01140” for body stock and 0.01080” for end stock. At these relatively heavy thicknesses, the requirements for the uniformity of flatness and thickness across the entire width of the coil were achievable by all seven producers then making can stock. Similarly, at those gauges, inclusions, impurities and other imperfections in can stock were far less critical. However, as a result of the struggle for market share and an excess of capacity in the industry, can makers dramatically improved their product and lowered their costs. Their suppliers, can stock makers, had to adapt to these changes in order to survive. By the end of 2000, there were only three can stock makers still existing in North America: Alcoa, Alcan and Wise Alloys. Participants left the industry because they were unable to produce the thinner gauge stock can makers requested and also meet their more stringent quality requirements. Can stock gauges dropped significantly, to 0.01080” for body stock and 0.0086” for end stock, a decline of 5.3% and 20.4%, respectively. It was especially arduous for can stock makers to meet new specifications profitably because the gauges were most significantly reduced in the end and not the body. They had trouble in achieving extremely tight tolerances in a very hard alloy of aluminum and magnesium. Coincident with this change, can makers increased their quality requirements. For example, while in 1996 a rejection rate of 1 in 10,000 cans was acceptable, the level today is 2 in 100,000, representing an 80% decrease in the acceptable rejection rate. Today, the three remaining can stock makers have reduced their costs and raised their quality levels to where they are now shipping 0.0080” gauge end stock. We believe that the can stock we produce for everyday orders is equal to or superior in quality to that of our competitors, Alcoa and Novelis, and that the quality of our can stock for special orders is superior.

Other Aluminum Sheet Products

The remainder of Alloys’ aluminum sheet products include rigid container stock for food container manufacturers and fin stock (light gauge alloy) for air conditioners, refrigeration sheets and commercial coolers. We produce small volumes of extra wide aluminum sheeting for truck trailer roofing and for unique architectural projects and aluminum tread for use in tool boxes in truck beds and linings. In 2005, we also began more significant levels of production of aluminum sheet for the building and construction products segment and that trend continued into 2006.

The following table sets forth our rolled aluminum product distribution for the past three years:

	Year ended December 31,
	2006	2005	2004
Body Stock	61%	66%	70%
End Stock	15	17	14
Tab Stock	2	2	3

Beverage Can Stock	78	85	87
Food Container	6	6	6
Trailer Roofing	3	2	2
Other	13	7	5

Total	100%	100%	100%

Total pounds billed (in millions)	636 (a)	661 (a)	653 (a)

(a)	Total pounds billed do not include Wise Recycling shipments to third parties of 121.0 million pounds in 2006, 103.2 million pounds in 2005, and 83.4 million pounds in 2004.

Customers

Ball

Ball is the largest beverage can manufacturer in the United States with a 35% market share (including 2% attributable to Ball’s interest in a joint venture with Coors). In 2006, we supplied Ball with approximately 62% of our Listerhill facility’s total plant output. Our Listerhill facility has served selected Ball manufacturing facilities since 1965. We were the largest supplier of aluminum beverage can stock to Ball in 2006. Shipments to Ball decreased approximately 4% from 2005 to 2006.

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

Crown

In 2006, we supplied approximately 18% of our Listerhill facility’s total plant output to Crown. Shipments were approximately 11% lower than shipments for 2005.

On August 11, 2006 the Company filed a lawsuit against Crown Cork and Seal (USA), Inc. in state court in Alabama for breach of contract on our beverage can sheet contract and seeking a declaratory judgment on our food sheet contracts. The lawsuit alleges damages because of breaches by Crown of the beverage can sheet contract, and asks the court to interpret certain pricing provisions of the food contract.

On September 8, 2006, Crown entered a counter claim asserting breaches to the beverage can contract. The Company intends to vigorously contest this counterclaim and at this time is unable to determine the reasonable likely outcome of both the Company’s and Crown’s claims.

Other Customers

We finished the qualification process with Rexam at five of its locations by the end of 2005. In 2006, we shipped approximately 5% of our can stock to Rexam down from approximately 10% of our can stock from 2005. Rexam is the third major independent can manufacturer in the U.S. and our relationship with them represents an important step in our diversification strategy.

We have a growing number of customers for common alloy products for the commercial distributor and building and construction markets. For example, General Electric Company purchases fin stock from us and recently we have begun also selling lamp base products to them. We are increasing our marketing efforts in order to develop and diversify our customer base in these high value-added products. In particular, we seek new customers who have not traditionally purchased from our Listerhill facility because of its former affiliation with Reynolds. We have built our own independent marketing staff to serve this market and have built a depot stock to service this very strong market. We have a growing number of contracts for these new products with continued positive interest from market participants.

Wise Recycling currently sells non-ferrous scrap to third parties including Alsco Metals Corporation, formerly Owens Corning Metals Systems, Howell Metal Company and Maxwell Metals Group.

Operations

Aluminum Sheet Operations

We believe that our Listerhill facility is one of the most technologically advanced and flexible manufacturing facilities in the United States aluminum sheet industry. Our Listerhill facility has benefited from over $670 million of capital improvements and upgrades since a major modernization process was begun by Reynolds in 1986. The facility’s features include state-of-the-art gauge control and closed-loop shape control systems, as well as state-of-the-art surface inspection systems. Our Listerhill facility’s hot-mill rolling speed is equal to industry standards, while the cold-mill rolling speed is competitive with that of our leading competitors. One of our four coating lines can coat wide-width aluminum sheet at a high speed. These investments strengthened our facility’s competitive position by improving its product quality, increasing its processing capacity and reducing its operating costs. Since 2000, we have incurred maintenance expenditures ranging from approximately $32 to $47 million annually, comprising between $14 million and $24 million in part replacements and contractor costs and between $18 million and $23 million in employment costs. In addition, our annual capital expenditures, primarily for equipment and related upgrades, have averaged $12 million since 2002. In 2006, we spent $15 million in part replacements and contractor costs and $20 million in employment costs. Our facility’s features include a technologically advanced electromagnetic cast house, which is the only multiple station unit in the industry; a pusher furnace; hot mills with 116-inch width capability; four cold mills; an annealing line; a coating line and inspection and gauge control systems; and surface inspection systems. Our rolling capabilities have allowed us to meet our customers’ increasing demands for thinner gauge aluminum sheets and their increasingly stringent quality controls, unlike some of our former competitors. For instance, Listerhill is one of only two North American facilities capable of rolling the widths necessary for trailer roofs. In addition, our electromagnetic casting facilities and cold mills also give us superior flexibility to produce customized runs of limited quantity products with shorter production lead times in a cost effective manner. These shorter runs enable us not only to meet our can stock customers’ demands for special seasonal or promotional products or innovative new products with a limited initial market, such as energy drinks, but also efficiently produce common alloy products, such as StarBright™, an aluminum tread product used in truck beds and linings.

We are in the process of converting and qualifying our end stock material from our three stand operation, where we have to make two passes to roll aluminum coil to proper gauge, to our five stand operation, where a coil only has to make one pass. This will increase our efficiencies in producing end stock while maintaining improved surface quality. This process change will also result in improved capacity on our three-stand that will allow for increased volume. While we are currently qualified at all of our customer locations, any time a major process change such as this is undertaken, each customer plant location that we serve must re-qualify our product to ensure proper specification. Trial shipments are sent to each customer location and if the plant location and their respective customers all accept the product, then the process change is considered qualified and the change can then be implemented on all product sold to that customer location.

Suppliers and Materials

The raw materials used by our aluminum sheet business are generally available from several sources. We utilize a mix of scrap aluminum and prime aluminum. Our supply of raw materials satisfies our current production requirements. One of our key competitive advantages in the production of can stock is our use of scrap aluminum for a large portion of our aluminum requirements. Aluminum can body stock can be manufactured with UBCs comprising up to 95% of the metal used. As we are capable of processing and recycling UBCs in an efficient manner and the use of scrap is nearly always less expensive than utilizing primary aluminum to produce the alloy required for producing can sheet, we believe that our high utilization of scrap provides us with a cost advantage over our competitors. In 2006, we satisfied approximately 69% of our raw material requirements from scrap aluminum, of which approximately 54% was composed of UBCs, 26% was scrap purchased from our customers and 21% was all other scrap including recycled sheet ingot and electric cable. In 2006, approximately 21% of our scrap aluminum requirements were supplied through our scrap collection segment, Wise Recycling. We expect that a significant amount of our scrap aluminum requirements will continue to be sourced through scrap purchase arrangements with our can sheet customers, and purchases through Wise Recycling and third party suppliers. We expect to obtain the balance of our scrap aluminum requirements from our established network of independent scrap dealers and brokers throughout the United States. We believe we are the largest purchaser of UBCs in North America, and as a result, we enjoy considerable leverage with our vendor base. We obtain prime aluminum from brokers throughout the United States and directly from foreign and domestic producers.

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

Wise Recycling

Wise Recycling was formed in 1998 when Wise Metals purchased the Reynolds Aluminum Recycling division from Reynolds Metals. Wise Recycling is one of the largest aluminum scrap recyclers and one of the largest direct-from-the-public collectors of UBCs in the United States. As well as acting as a low-cost supplier of used beverage container scrap for our aluminum processing operations, Recycling collects and sells copper, brass and other aluminum scrap, which is sold to third parties. In 2006, this segment recycled over 2.7 billion UBCs and contributed 13% of the total revenue of Wise Metals Group.

The following table shows distribution by metal type for the past three years:

	Year ended December 31,
	2006	2005	2004
Copper & Brass	24%	33%	27%
Aluminum	39	38	39
Other	15	5	4

Total Third Party Sales	78	76	70
Intercompany aluminum UBC sales to Wise Alloys	22	24	30

Total	100%	100%	100%

Total pounds billed (in millions)	207.3	160.0	128.5

Market Overview and Competitive Environment

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

Customers

Wise Recycling currently sells non-ferrous scrap to third parties including Alsco Metals Corporation, formerly Owens Corning Metals Systems, Howell Metal Company and Maxwell Metals Group. In 2006, Recycling sold 121 million pounds of scrap to third parties. There is no single customer who contributes 10% or more to Recycling’s revenue.

Operations, Suppliers and Materials

In 2006, this subsidiary recycled approximately 2.7 billion UBCs. Recycling has developed a collection process that utilizes both direct acquisitions from scrap dealers and industrial accounts, as well as from the actual consumer, i.e. off-the-street. The collection process is centered through its seven shipping/regional centers which act as hubs for a total of 38 service and convenience centers. The regional shipping centers process and upgrade the various metals collected at their respective area service and convenience centers. We are currently expanding the business of Recycling to include warehousing operations in order to provide regional shipping centers for our scrap collection and to enhance our ability to provide a vendor managed inventory program required by Alloys’ customers. These warehousing facilities, the first of which opened in Los Angeles in May 2004, store can sheet to be delivered to the customer and also operate as centralized shipping points for scrap. This dual role optimizes labor costs and allows us to manage freight costs by coordinating outbound aluminum coil shipments from the Listerhill facility and inbound scrap from the warehouse sites by captive rail car. Recycling is exploring the opening of other warehousing facilities in several other states.

Wise Metals Group

The following discusses matters relating to our business in general.

Research and Development

We engage in research and development programs that include aluminum sheet production process and product development and basic and applied research. We believe that these programs can lead to more cost-effective manufacturing systems that contribute to improvements in quality and operating efficiencies as well as new products. We conduct our research and development activities at our Listerhill facility. Expenditures for our research and development activities were $0.3 million in 2006. We fund substantially all our research and development expenses through operations.

Employees

As of December 31, 2006, we had 895 employees at our Listerhill facility. Approximately 76% of these employees are engaged in production, 3% in engineering, research and development and 21% in sales, marketing, product support and general administration. Approximately 76% of these employees are represented by unions and are covered by collective bargaining agreements that will expire on November 1, 2007. In addition, as of December 31, 2006, we had 29 Wise Group employees at our corporate headquarters, 53 employees at TMC and 114 employees at Recycling. We consider our employee relations to be good. Neither we nor our predecessor have experienced any major labor stoppage in over 10 years.

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

Our operating expenditures relating to environmental requirements in 2006 were approximately $3.1 million and are expected to be similar in 2007 and 2008. Future environmental regulations, including those under the Clean Air Act and Clean Water Act, or more aggressive enforcement of existing regulations, may result in stricter compliance requirements for us and for the aluminum industry in general.

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

In November 2006 the Company received notice from the Environmental Protection Agency (“EPA”) regarding certain violations of the Clean Air Act. The Company disputes some of the alleged violations and has initiated actions to come into compliance with the relevant requirements. The EPA has indicated its intent to resolve the violations through a judicial consent-decree, including the payment of civil penalties by the Company. Discussions with the EPA are ongoing. The ultimate outcome cannot be reasonably estimated at this time and thus no expense has been recorded in the Company’s consolidated financial statements.

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

Aluminum purchases and related alloying agents represented approximately 74% of our cost of sales in 2006. Prime aluminum costs fluctuate over time. We reduce our exposure to aluminum price fluctuations by seeking to pass cost increases to customers through an indexed sales pricing mechanism, by keeping sufficient inventory on hand and/or by fixing the cost of metal through forward contracts on the London Metal Exchange, or LME, based on the cost of prime aluminum. We seek to reduce our exposure to increases in aluminum prices over the contracted price by purchasing or committing to purchase aluminum at relative fixed prices. We seek to protect ourselves against price fluctuations in prime aluminum contracts both by purchasing and selling futures contracts and through the use of options contracts to effectively match our customer and supplier commitments. These hedging transactions may require us to post cash pursuant to margin calls. However, there can be no assurance that we will be successful in our efforts to use these types of derivative transactions to help manage fluctuations in prime aluminum prices.

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

A decrease in sales to a major customer could adversely affect our business.

We derived approximately 55% and 16% of our total revenues in 2006 from sales to Ball and Crown, respectively. Ball, under long-term supply agreements, has the ability to reduce their purchases from us if our product quality declines or if we fail to perform under a material provision of our supply agreements. There is no guarantee that we will be able to renew this supply agreement on favorable terms, or at all. In addition, the amount of aluminum can stock and other products we sell under this agreement could decrease. For example, Ball has the option under their supply agreements to reduce specified shipment amounts in proportion to reductions in the beverage can stock requirements of all of their can manufacturing facilities in North America. See Item 1, “Business — Wise Alloys — Customers.”

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

Our aluminum can stock production operations use various raw materials, including scrap aluminum and prime aluminum. During 2005 and 2006, we purchased approximately 18% of the aluminum used in our can stock production operations from two major suppliers. Unlike Alcoa, we are not an integrated producer of aluminum. Accordingly, our ability to produce competitively priced aluminum products depends on our ability to procure a competitively priced supply of scrap and prime aluminum in a timely manner. We expect that a significant amount of our scrap aluminum supply requirements will continue to be sourced through scrap purchase arrangements with our customers and acquisitions of scrap aluminum from our Wise Recycling segment and from third party suppliers. We obtain prime aluminum from brokers throughout the United States and directly from foreign and domestic producers. While we believe that these sources of raw materials are sufficient to meet our current operating requirements, we cannot assure you that we will be able to timely procure competitively priced aluminum or that we will not experience shortages due to the interruption of supply. In addition, if Alcoa or Novelis significantly increase their purchases of scrap aluminum, we may experience difficulty in obtaining our raw materials at the price discount that scrap has had traditionally over prime aluminum. Furthermore, the price of scrap aluminum may rise if foreign demand for scrap aluminum increases. The recent trend of increased copper and steel scrap consumption by China and other foreign countries could extend to aluminum scrap.

Our operations require substantial amounts of energy and raw materials and, as a result, our profitability may decline if energy and/or commodity costs increase, or if these supplies are interrupted.

We consume substantial amounts of energy in our operations. Energy costs constituted approximately 6% of our overall cost of sales in both 2006 and 2005. Excluding metal costs, energy represented approximately 22% of our conversion costs in both 2006 and 2005, respectively. Although we generally expect to meet our energy requirements from our long-term natural gas and electricity contracts, we have been and could again be adversely affected by increases in the costs in natural gas and/or electricity, interruptions in energy supply due to equipment failure, hurricanes, or other causes, and by our inability to extend the contracts upon expiration on economical terms. For example, we suffered interruptions in our supply of natural gas in 2005 because of hurricanes Katrina and Rita. We buy natural gas on a forward basis to minimize risk of rising prices, but we may not always be able to do so successfully. Except to the extent we are able to protect ourselves against fluctuations in gas prices, every $1.00 change per mmBTU in the price of gas would affect our annual net income by approximately $4.2 million based on our 2006 usage levels. In addition, an outbreak or escalation of hostilities between the United States and any foreign power and, in particular, a prolonged armed conflict in the Middle East, could result in a real or perceived shortage of oil and/or natural gas, which could result in an increase in the cost of natural gas or energy generally. If energy costs were to rise, or if energy supplies or supply arrangements were disturbed, our profitability may decline.

In addition, our operations generally require an uninterrupted supply of intense electrical energy, and any interruption for more than a very short duration, whatever the cause, may have a major technical, commercial and financial impact on our business operations. In warm weather, TVA, our electrical energy source for the Listerhill facility, is vulnerable to surges in demand for energy. These increases in demand may outstrip the available energy supply and lead to a curtailment. In 1999, we experienced this type of curtailment for approximately five days.

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

Although aluminum maintains the largest overall share among packaging materials of the U.S. beverage container industry, it faces increasing competition from other packaging materials such as plastics and glass. We face continued competition from plastic packaging producers (primarily high density polyethylene, or HDPE, and polyethylene terephthalate, or PET) in the soft drink and juice segment of the beverage packaging industry. PET increased its market share of the U.S. beverage container market from an approximate 19% market share, as measured by number of containers, in 1997 to an approximate 26% market share in 2002 and is projected to have approximately 31% market share in 2007 based on information provided by the Freedonia Group as reported by the Can Manufacturers Institute (CMI). Some manufacturers and consumers prefer PET to aluminum because of its clarity, availability in multiple sizes and ability to be resealed. In addition, glass accounted for approximately 13% of beverage container demand in 2002 with little expected increase in market share by 2007 as reported by CMI. If plastic and/or glass and/or other new products increase their respective market shares, demand for our products may decrease significantly. For the years ended December 31, 2006 and 2005, 78% and 85%, respectively, of our sales volume was from beverage can stock and we expect to derive a significant portion of our revenues from these sales in the future. If demand for these products decreased, our profits and cash flows could be reduced.

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

We have begun the development of higher value-added and intermediate products that complement our aluminum beverage can stock production. For example, we also process aluminum sheet for use in food containers, trailer roofing and air conditioner and refrigerator components. Commercial product volume for the years ended December 31, 2006, 2005 and 2004 were 102.2 million, 61.1 million and 45.0 million pounds respectively. In 2001, we developed high-luster heavier gauge embossed sheet and end plate for sale in the automotive after market. In addition, we have begun to supply intermediate aluminum products to other industry participants. Intermediate aluminum products are products that we sell to customers before they have undergone final processing. We cannot assure you that we will be successful in further developing these products and in entering into new markets. We may experience design, manufacturing, marketing or other difficulties that could delay or prevent the development, introduction or commercialization of any new products. Development of these products and entry into new markets may require greater capital resources than we currently anticipate. We cannot guarantee when or whether these new products will be widely introduced or fully implemented, that they will be successful when they are introduced or that customers will purchase the products offered. If these products or services are not successful or the costs associated with implementation and completion of the rollout of these products or services materially exceed those currently estimated by us, our results of operations may suffer.

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

However, there can be no assurance that Alcoa will be willing to perform its indemnification obligations regarding the Listerhill facility or that costs to do so will not exceed $18 million. Any failure by Alcoa to address completely such issues could materially affect our financial condition and our ability to conduct our business. Furthermore, there can be no assurance that environmental conditions requiring remediation will not be discovered in the future which are not addressed by Alcoa and could result in material costs to us. See Item 1, “Business — Wise Metals Group — Environmental Matters.”

In November 2006 the Company received notice from the Environmental Protection Agency (“EPA”) regarding certain violations of the Clean Air Act. The Company disputes some of the alleged violations and has initiated actions to come into compliance with the relevant requirements. The EPA has indicated its intent to resolve the violations through a judicial consent-decree, including the payment of civil penalties by the Company. Discussions with the EPA are ongoing. The ultimate outcome cannot be reasonably estimated at this time and thus no expense has been recorded in the Company’s consolidated financial statements.

We have a unionized workforce, and union disputes and other employee relations issues could harm our financial results.

Mostly all of our hourly-paid employees are represented by labor unions under seven collective bargaining agreements. We may not be able to satisfactorily renegotiate our labor agreements when they expire on November 1, 2007. In addition, although we consider our employee relations generally to be good, our existing labor agreements may not prevent a strike or work stoppage at our facility in the future, and any such prolonged work stoppage could have a material adverse effect on our financial condition and results of operations. See Item 1, “Business — Employees.”

Our success will continue to depend on our ability to attract and retain executives and other key personnel.

Our continued success depends on our ability to attract, motivate and retain highly skilled and qualified management and technical personnel. Any inability to do so could hurt our business. In addition, there can be no assurance that we will be able to hire qualified persons when needed or on favorable terms. In addition, the loss of any one or more of our executive officers could have an adverse effect on our ability to manage and operate our business. We do not have employment agreements with any of our executive officers.

We are controlled by a limited number of persons.

As of December 31, 2006, Silver Knot, LLC, owns approximately 79% of the membership interests of Wise Group. David D’Addario, CEO, Chairman and a Manager of Wise Group, controls Silver Knot and Greg Garvey, a Manager of Wise Group is also a member of Silver Knot. The board of Wise Group contains no independent managers. Mr. D’Addario and Mr. Garvey have the ability to affect certain corporate transactions, including mergers, consolidations and the sale of all or substantially all of Wise Group’s assets.

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

We have substantial debt and, as a result, significant debt service obligations. As of December 31, 2006, we had approximately $344.8 million of debt outstanding, including $177.2 million under our senior secured facility, and outstanding letters of credit in the amount of $2.1 million. Our availability was $3.6 million under our senior secured credit facility. Subject to certain restrictions set forth in our senior secured credit facility and the indenture, we may incur additional indebtedness in the future. Our substantial level of debt and debt service obligations could:

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

Our ability to make scheduled payments of principal of, to pay interest on, or to refinance, our indebtedness and to satisfy our other debt obligations will depend upon our future operating performance, which may be affected by general economic, financial, competitive, legislative, regulatory, business and other factors beyond our control. We will not be able to control many of these factors, such as the economic conditions in the markets in which we operate and initiatives taken by our competitors. In addition, there can be no assurance that future borrowings or equity financing will be available for the payment or refinancing of our indebtedness. If we are unable to service our indebtedness, whether in the ordinary course of business or upon acceleration of such indebtedness, we may be forced to pursue one or more alternative strategies, such as restructuring or refinancing our indebtedness, selling assets, reducing or delaying capital expenditures or seeking additional equity capital. There can be no assurance that any of these strategies could be affected on satisfactory terms, if at all.

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

The following table presents certain information regarding our owned and leased facilities as of December 31, 2006:

Location	Estimated Square Feet	Use	Owned/ Leased	Lease Expiration Date
Wise Metals Group Facilities

Linthicum, MD	6,394	Offices	Leased	March 2013

Wise Alloys Facilities
Muscle Shoals, AL	4,000,000	Alloys Plant	Owned
	215,000	Alabama Reclamation Plant	Owned
	115,000	Southern Reclamation Plant(1)(2)	Owned
	300,000	Sheffield Coating Plant(2)	Leased	March 2098
	30,928	Sewage Treatment Plant(2)	Leased	March 2098
	48,840	Drinking Water Plant(2)	Leased	March 2098
	33,105	Locomotive Shed and Maintenance Building(2)	Leased	March 2098

Wise Recycling Facilities
Albuquerque, NM	16,475	Recycling Service Center	Owned
Bristol, VA	31,800	Recycling Service Center	Owned
Charlotte, NC	30,000	Recycling Service Center	Leased	Month-to-Month
Commerce, CA	72,105	Recycling Warehousing Operation	Leased	October 2013
Denver, CO	18,260	Recycling Service Center	Owned
Lexington, KY	43,000	Recycling Service Center	Leased	February 2008
Pensacola, FL	10,900	Recycling Service Center	Leased	November 2015
Raleigh, NC	25,000	Recycling Service Center	Leased	March 2010

(1)	The plant is owned; certain portions of the land are leased from Alcoa. The lease on the land expires March 2098.
(2)	The leases on these plants are subject to certain change of control and consent provisions. Under the terms of the lease related to the Southern Reclamation Plant, Alcoa has the right to terminate the lease if we sell, transfer or assign the lease or the Southern Reclamation plant without Alcoa’s prior consent. Under the terms of the lease related to the sewage treatment plant, Alcoa has the right to terminate the lease prior to its expiration date if we cease to operate the sewage treatment plant, cease to provide sewage treatment services to Alcoa or sell, transfer or assign the lease to the sewage treatment plant without Alcoa’s prior consent. Under the terms of the lease related to the drinking water plant, Alcoa has the right to terminate the lease prior to its expiration date if we cease to provide drinking water services to Alcoa, cease to operate the drinking water plant or sell, transfer or assign the lease of the drinking water plant without Alcoa’s prior consent. Under the terms of the lease related to locomotive shed and maintenance buildings and the related buildings and the related real property, Alcoa has the right to terminate the lease prior to the expiration date if we cease to operate our Listerhill facility, the Alabama Reclamation Plant, the Southern Reclamation Plant or the Sheffield Coating Plant or we sell, transfer or assign the lease for our Listerhill facility, the Alabama Reclamation Plant, the Southern Reclamation Plant or the Sheffield Coating Plant without Alcoa’s prior consent.

Item 3.	Legal Proceedings

We are a defendant from time to time in various legal actions arising in the normal course of business, the outcomes of which, in the opinion of management, neither individually nor in the aggregate are likely to result in a material adverse effect on our business, results of operations or financial condition.

The Company is a defendant in an action brought by Merrill Lynch, Pierce, Fenner & Smith Incorporated pending in the New York Supreme Court, County of New York. In this action, Merrill Lynch seeks $0.9 million for out-of-pocket costs and expenses allegedly incurred pursuant to a letter agreement between Wise Metals and Merrill Lynch dated January 31, 2002, in which Merrill Lynch alleges that Wise Metals agreed to reimburse Merrill Lynch for such costs and expenses. The Company has hired counsel and is vigorously contesting this lawsuit and believes it has meritorious defenses to the claims alleged therein. The Company has filed an answer to the complaint denying the material allegations and alleging several affirmative defenses and counterclaims which exceed in amount the sum sought by Merrill Lynch. Merrill Lynch moved to dismiss the Company’s counterclaims and by an order dated December 30, 2004, the Court granted this motion, dismissed the counterclaims and permitted the Company to replead two of the counterclaims. The Company appealed, which resulted in a reversal reinstating the dismissed counterclaims. Merrill Lynch has replied to the counterclaims. The action is presently in the discovery stage. The Company believes that it is not currently possible to estimate the ultimate outcome of this litigation. As a result, no expense for any potential adverse outcome of this matter has been recorded in the consolidated financial statements.

The Company is a defendant in an action brought by a former executive seeking compensatory damages pending in Delaware State Court. The plaintiff alleged that a deal had been negotiated whereby in exchange for $2 million the plaintiff would surrender his equity interest in the Company, forgo any claim for a $1 million severance that plaintiff alleges would otherwise come due on his 62nd birthday (payable in $50,000 quarterly installments) and provide the Company with a general release of any existing or potential claims. The Company has accrued a $1 million reserve in connection with this litigation. The Company has hired counsel, is vigorously contesting this lawsuit and believes it has meritorious defenses. In addition, this plaintiff sought to enforce an alleged settlement contract with the Company in Alabama State Court. The Company filed for summary judgment on all claims related to this alleged settlement and on February 12, 2007, the Court granted the motion in full and dismissed all claims with prejudice. Appeal is permitted until April 23, 2007.

On August 11, 2006 the Company filed a lawsuit against Crown Cork and Seal (USA), Inc. in state court in Alabama for breach of contract and seeking a declaratory judgment on our beverage can sheet and food sheet contracts. The lawsuit alleges damages because of breaches by Crown of the beverage can sheet contract, and asks the court to interpret certain pricing provisions of the food contract.

On September 8, 2006, Crown entered a counter claim asserting breaches to the food and beverage can contracts. The Company intends to vigorously contest this counterclaim and at this time is unable to determine the reasonable likely outcome of both the Company’s and Crown’s claim. In the opinion of management, amounts accrued for exposures relating to the aforementioned contingencies, and other legal proceedings are adequate and, accordingly, the ultimate resolution of these matters is not expected to have a material adverse effect on the Company’s consolidated financial statements.

As of December 31, 2006, the Company had no known probable but inestimable exposures relating to claims, environmental matters, or other legal proceedings that are expected to have a material adverse effect on the Company. There can be no assurance, however, that unanticipated events will not require the Company to increase the amount it has accrued for any matter or accrue for a matter that has not been previously accrued because it was not considered probable. While it is possible that the increase or establishment of an accrual could have a material adverse effect on the Company’s financial results for any particular fiscal quarter or year, in the opinion of management there exists no known potential exposure that would have a material adverse effect on the financial condition or on the financial results of the Company beyond such fiscal quarter or year.

In November 2006 the Company received notice from the Environmental Protection Agency (“EPA”) regarding certain violations of the Clean Air Act. The Company disputes some of the alleged violations and has initiated actions to come into compliance with the relevant requirements. The EPA has indicated its intent to resolve the violations through a judicial consent-decree, including the payment of civil penalties by the Company. Discussions with the EPA are ongoing. The ultimate outcome cannot be reasonably estimated at this time and thus no expense has been recorded in the Company’s consolidated financial statements.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders in 2006.

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

There is no publicly traded market for our common equity.

Item 6.	Selected Consolidated Financial Information

The following table sets forth our selected historical and other financial data for each of the five years in the period ended December 31. Until June 30, 2003, we accounted for our 50% membership interest in Wise Recycling using the equity method. With the acquisition of the remaining 50% membership interest, Wise Recycling has been included in our statement of operations data from July 1, 2003. You should read the following selected historical financial and other information in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operation” and our consolidated financial statements and the notes thereto included elsewhere in this Form 10-K.

	2006	2005	2004	2003	2002
Statement of Operations Data:
Sales	$1,013,033	$883,844	$766,868	$619,058	$628,313
Cost of sales	1,024,864	881,290	770,518	601,675	593,048

Gross margin (deficit)	(11,831)	2,554	(3,650)	17,383	35,265
Selling, general and administrative	11,557	10,728	11,967	9,204	6,750
Severance charges (credit)	—	—	—	(4,315)	6,196

Operating income (loss)	(23,388)	(8,174)	(15,617	12,494	22,319
Nonrecurring charges	—	—	—	—	(3,221)
Guarantee of affiliate debt	—	—	—	300	1,471
Income (loss) from affiliate	—	—	—	973	—
Early extinguishment of debt	—	—	(7,455)	—	12,967
Interest expense and fees, net	(32,679)	(25,110)	(17,920)	(14,400)	(11,113)
Adjustment for contracts under SFAS 133(1)	(24,126)	11,666)	(550)	8,196	12,704

Income (loss) before cumulative effect of change in accounting principle	(80,193)	(21,618)	(41,542)	7,563	35,127
Cumulative effect of change in accounting principle	—	—	—	—	—

Net income (loss)	$(80,193)	$(21,618)	$(41,542)	$7,563	$35,127

Other Data:
Depreciation and amortization	$12,580	$13,355	$13,211	$12,300	$8,679
Adjusted EBITDA(2)	9,106	7,499	33,335	30,423	33,383
Capital expenditures	10,612	14,537	12,329	10,143	14,248
Total pounds billed-rolled aluminum (in millions)	636	661	653	570	599
Number of employees at end of period—Total	1,091	1,151	1,134	1,147	1,085
Number of employees at end of period—Alloys	895	959	1,012	1,026	1,067
Total man hours worked (in thousands) —Alloys	1,509	1,527	1,609	1,747	1,809

Balance Sheet Data (at period end):
Cash	$2,280	$6,456	$7,669	$903	$3,533
Restricted cash(3)	7,889	250	250	250	6,916
Property and equipment, net	84,589	86,557	85,375	86,257	81,979
Total assets	338,256	342,077	334,470	285,640	279,213
Working capital	(24,022)	34,798	55,867	18,016	13,455
Total debt	344,800	290,033	254,244	175,270	163,435
Total members’ (deficit) equity	(115,482)	(35,289)	(12,765)	42,890	35,327

(1)	We adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activity, on January 1, 2001. We have elected not to designate any of our derivative instruments as hedges under this statement. All of our derivatives are recorded at fair value in our balance sheets. Accordingly, any unrealized loss or gain is recorded in operations as of the end of each accounting period. (See Note 1 to our Consolidated Financial Statements).
(2)	Adjusted EBITDA represents EBITDA (defined as net income (loss) before income taxes, interest expense and fees, net, and depreciation and amortization), adjusted to exclude early extinguishment of debt, income from affiliate, nonrecurring charges, severance charges and credits, LIFO adjustments, cumulative effect of change in accounting principle and mark-to-market adjustment for contracts under SFAS 133. Adjusted EBITDA should be considered in addition to, and not as a substitute for, cash flows as a measure of liquidity. We include Adjusted EBITDA information because this measure is used to measure our compliance with debt covenants and used by investors and note holders to evaluate our ability to service debt. Our measure of Adjusted EBITDA may not be comparable to similarly titled measures of other companies. The table below sets forth the computation of Adjusted EBITDA. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results Of Operation — Liquidity and Capital Resources.”
(3)	Restricted cash includes cash deposits with commodity brokers to cover open hedging positions.

	2006	2005	2004	2003	2002
Net Cash (used in) provided by operating activities	$(47,175)	$(21,559)	$(33,823)	$(2,340)	$22,866
Changes in working capital items and other	23,602	3,948	48,653	23,951	37,190
Interest expense and fees, net(a)	32,679	25,110	18,505	14,400	11,113
Income from affiliate	—	—	—	(1,273)	(1,471)
Severance charges (credits)	—	—	—	(4,315)	6,196
Nonrecurring charges	—	—	—	—	3,221

Adjusted EBITDA	$9,106	$7,499	$33,335	$30,423	$33,383

(a)	Interest expense and fees includes servicing fees paid in conjunction with receivables asset sales in the amount of $585 in 2004.

Item 7.	Management’s Discussion And Analysis Of Financial Condition And Results Of Operation

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

Unlike some of our principal competitors, we do not manufacture aluminum from bauxite. Instead, we process aluminum scrap and prime aluminum manufactured by third parties. As a result, we do not have the capital requirements and high fixed costs associated with the production of prime aluminum. Aluminum purchases comprised approximately 74% of our cost of sales in 2006. Historically, prices of our aluminum can stock and other products have been directly correlated to the prices of our metal material cost due to the standard industry practice of passing through the metal material costs to customers. This correlation, subject to the impact of metal ceiling or “price caps” has otherwise allowed us to maintain a relatively consistent conversion revenue, defined as net revenue less material costs, on a per pound basis. The impact of metal prices rising above the ceiling in 2004, 2005 and 2006 has led to a reduction in conversion revenue and resulting conversion margin. The Company expects to have no impact from metal ceilings in 2007.

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

In 2006, approximately 55% and 16% of our total revenues were derived from sales to Ball and Crown, respectively. Our Listerhill facility has been a supplier to selected Ball manufacturing facilities since 1965, and we are the largest supplier of beverage can stock to Ball. Ball has contracted to purchase aluminum beverage can stock from us through a multi-year supply agreement extending beyond 2006. We supplied beverage can stock to Crown under a supply agreement through September, 2006 and continue to make spot shipments. We currently supply Crown food can stock under a multi-year supply agreement which extends beyond 2007. We began to ship can stock to Rexam in 2004 and continue with Rexam to make spot shipments. We also continue with trial shipments to a fourth major beverage can manufacturer.

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

Metal, labor, natural gas, electricity and plant maintenance costs represent the primary components of our cost of sales. In 2006, scrap aluminum represented approximately 69% of our metal input. In 2006, aluminum represented approximately 74% of our cost of sales. Purchases of scrap aluminum from Recycling and our customers made up 47% of total scrap used, with the balance coming from purchases in the open market. The scrap purchase arrangements with our key customers through which we purchase scrap aluminum generated in their can production processes provided us with approximately 26% of our scrap aluminum requirements in 2006. In 2006, scrap aluminum purchases from Recycling represented 21% of our purchases of scrap aluminum. Recycling presently operates seven area centers with twenty service centers and eighteen convenience centers associated with the area centers. Recycling continues to identify potential locations where there is a sufficient industrial base to provide scrap to the plant and operate profitably on an independent basis. Recycling also sells copper and other non-ferrous scrap to unaffiliated third party buyers.

The primary aluminum alloys utilized in our business are readily available and are purchased from both foreign and domestic sources.

We currently purchase natural gas on a bid basis from Atmos which is delivered through Northern Alabama Gas District Pipeline and purchase electricity from the TVA, which provides for firm power at fixed prices and variable power at market prices.

Shipping and handling costs amounted to $25.6 million, $23.9 million, and $25.5 million for the years ended December 31, 2006, 2005 and 2004, respectively, and are recorded as a reduction of sales in the statements of operations. While shipments increased from 736.1 million pounds in 2004 to 764.7 million pounds in 2005 , freight costs actually decreased from $25.5 million in 2004 to $23.9 million in 2005 due to more effective use of rail transportation which provides for a less expensive mode of transportation versus shipments by truck. While shipments decreased from 764.71 million pounds in 2005 to 757.3 million pounds in 2006, freight costs actually increased from $23.9 million in 2005 to $25.6 million in 2006 due an increased use of truck transportation which provides for a more expensive mode of transportation versus shipments by rail.

Selling, general and administrative expenses consist primarily of employment and various administrative expenses. Employment costs comprised approximately 48% of selling, general and administrative expenses in 2006. Eleven unions represent our hourly workers under seven collective bargaining agreements. The current labor agreements are in effect through November 1, 2007.

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

Operating Results

Year ended December 31, 2006 compared to year ended December 31, 2005

Sales. Consolidated sales increased from $883.8 million in 2005 to $1,013.0 million in 2006, an increase of $129.2 million, or 15%. Total volumes decreased from 765 million pounds in 2005 to 757 million pounds in 2006, a decrease of 8 million pounds, or 1%.

Wise Alloys sales increased from $807.9 million in 2005 to $880.4 million in 2006, an increase of 9% while shipments decreased from 661.3 million pounds in 2005 to 636.3 million pounds in 2006, a decrease of 4%. Contributing to sales increases were continued higher commodity prices for aluminum which resulted in price increases for products including can sheet.

Wise Recycling sales to third parties increased from $73.5 million in 2005 to $131.2 million in 2006, an increase of 79% while shipments to third parties increased from 103.4 million pounds in 2005 to 121.0 million pounds in 2006, an increase of 17%. The increased shipments at Recycling resulted from continued internal growth and expansion efforts within existing facilities to handle increased non-aluminum scrap such as copper and brass. Also contributing to sales increases were continued higher commodity prices for aluminum and other scrap products which resulted in price increases for recycled products.

Cost of Sales. Consolidated cost of sales increased from $881.3 million in 2005 to $1,024.9 million in 2006 an increase of $143.6 million or 16%.

Wise Alloys cost of sales increased from $817.1 million in 2005 to $921.3 million in 2006, an increase of 13%. Metal costs, accounted for on the last-in-first-out (LIFO) basis and representing 70.1% and 75.7% of cost of sales in 2005 and 2006, respectively, increased from $572.7 million in 2005 to $697.3 million in 2006, an increase of $124.6 million or 22%. Gross margin decreased from a deficit of ($11.0) million in 2005 to a deficit of ($59.9) million in 2006. Contributing to this change is the 2006 impact of higher metal costs accounted for on LIFO. Metal prices in 2006 averaged approximately 33% higher than in 2005, while metal prices in 2005 averaged approximately 8% higher than in 2004. The increase in metal prices resulted in a $19.9 million loss from the LIFO liquidation during 2006. The decrease in margin resulted from an approximate $42.2 million impact from metal price caps on can sheet which reduced the effective selling price of can sheet and prevented a full pass-through of increased aluminum prices. Also contributing to the margin decrease was the increased prices paid for energy including natural gas. The price paid per mmBTU in 2005 was $8.98 versus an average price paid in 2006 of $9.69, an increase of 8% or approximately $.71 per mmBTU. Based on annual usage of approximately 4.4 million mmBTUs, this price increase contributed approximately $3.1 million to the decrease in margin in 2006. Also contributing to the decrease were the effects of other input costs increases including coatings.

Wise Recycling cost of sales associated with third party sales increased from $70.7 million in 2005 to $117.9 million in 2006, an increase of 67%. The increase can be attributed to the increased volumes at Recycling as well as the higher commodity prices for aluminum and other scrap products including copper and brass which resulted in cost increases for recycled products.

Selling, General and Administrative. Selling, general and administrative expenses increased from $10.7 million in 2005 to $11.6 million in 2006, an increase of $0.9 million or 8% due to an increase in personnel costs.

Interest Expense and Fees. Interest expense, including regular amortization of deferred financing costs, increased from $25.1 million in 2005 to $32.7 million in 2006, an increase of $7.6 million, primarily as a result of higher outstanding borrowings due to higher metal prices and higher interest rates on the variable rate revolving line of credit. Non-cash amortization of deferred financing costs included in interest expense and fees was $1.2 million in 2005 and $1.7 million in 2006, an increase of $0.5 million or 42%.

Mark-to-Market for Contracts under SFAS No. 133. This loss represents the non-cash loss we recognized pursuant to SFAS No. 133. In 2006, we recognized an unrealized loss of ($24.1) million versus a gain of $11.7 million in 2005.The unrealized losses were as a result of forward contracts entered into to hedge the cost of natural gas and aluminum. The fair value at December 31, 2006 for natural gas and aluminum derivatives were ($3.6) million and ($2.8) million, respectively.

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

Cost of Sales. Consolidated cost of sales increased from $770.5 million in 2004 to $881.3 million in 2005, an increase of $110.8 million or 14%.

Wise Alloys cost of sales increased from $697.4 million in 2004 to $817.1 million in 2005, an increase of 17%. Metal costs, accounted for on the last-in-first-out (LIFO) basis and representing 74.7% and 70.1% of cost of sales in 2004 and 2005, respectively, increased from $521.4 million in 2004 to $572.7 million in 2005, an increase of $51.4 million or 10%. Gross margin improved from a deficit of ($21.1) million in 2004 to a deficit of ($11.0) million in 2005. Contributing to this improvement is the 2004 impact of higher metal costs accounted for on LIFO. Metal prices in 2005 averaged approximately 8% higher than in 2004, while metal prices in 2004 averaged approximately 23% higher than in 2003. The smaller increase in metal prices combined with an overall reduction in the days of inventory on-hand subject to LIFO, resulted in an $8.5 million gain from the LIFO liquidation. The price paid per mmBTU in 2004 was $6.18 versus an average price paid in 2005 of $8.98, an increase of 45% or approximately $2.80 per mmBTU. Based on annual usage of approximately 4.4 million mmBTUs, this price increase resulted in an approximately $12.3 million decrease in margin in 2005. Also reducing margin was an approximate $8.1 million impact from metal price caps on can sheet which reduced the effective selling price of can sheet and prevented a full pass-through of increased aluminum prices. Also offsetting the increase were the effects of other input costs increases including coatings, the disruptive effects of both Hurricanes Katrina and Rita on production, as well as the adverse effects of the temporary curtailment of shipments to a major can sheet customer. During 2005 we announced price increases and our intentions to eliminate the metal ceiling on can sheet contracts. In response to this announcement, one of our major can sheet customers withdrew their volume for the third quarter and later restored their shipments in the fourth quarter.

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

Our principal sources of cash to fund liquidity needs are net cash provided by operating activities and availability under our revolving senior secured credit facility described in Note 4 to our Combined Consolidated Financial Statements below. We anticipate that our primary liquidity needs will be for debt service, working capital (including potential increased margin deposits associated with derivatives) and capital expenditures. Our debt service costs and working capital requirements have increased as a result of increased aluminum prices. We believe that cash generated from operations, available borrowings under our senior revolving secured credit facility, including anticipated increases in borrowing base availability that would likely result as our accounts receivable and inventory values increase, and other indebtedness, such as the Master Equipment Lease dated November 13, 2006 by and among Alloys, Wilmington Trust Company, The Employees’ Retirement System of Alabama and the Teachers’ Retirement System of Alabama executed in connection with the sale and concurrent leaseback of certain property by Alloys and agreements that we enter from time to time pursuant to which we sell certain accounts receivable, will be sufficient to enable us to meet our liquidity requirements in the foreseeable future.

Our liquidity has been directly impacted by aluminum prices which have increased steadily and dramatically since 2002. Average aluminum prices in 2002 were 65.4 cents per pound and have risen over 40% to average 91.7 cents per pound for 2005. In 2006, aluminum prices had risen to average $1.22 per pound for the year and the monthly average for December, 2006 was $1.31. These price increases have and are continuing to impact our working capital requirements resulting in higher outstanding debt supported by higher levels of receivables and inventory. Our net liquidity is determined based on a standard borrowing base formula which accounts for the collateral value of inventory and receivables on a basis approximating the lower of current cost (on a FIFO basis) or fair market value. This borrowing base is then compared to the outstanding loan balance including outstanding letters of credit to determine a net amount available for additional borrowings. Our liquidity could also be hampered if we incurred significant unexpected increases in necessary capital expenditures. Significant increases in volumes could also impact our liquidity. See Item 1A, “Risk Factors” for certain circumstances that could adversely affect our liquidity. In particular, a default under our senior secured credit facility or decreased sales or lower margins from our sales to Ball or Crown could have a material adverse effect on our liquidity. While the metal ceiling have materially impacted sales in 2004, 2005 and 2006, the Company expects to have no impact from metal price ceilings in 2007.

As of December 31, 2006, the outstanding balance on our revolving line-of-credit was $177.2 million. In addition, we had approximately $2.1 million of outstanding letters of credit against our $207.5 million revolving credit line. The termination date on the facility is May 5, 2009. The terms of the credit facility permit us to enter into various forms of additional financing with varying amounts. Furthermore, we frequently offer cash discounts for early payment against receivables from our major can sheet customers which can also decrease outstanding debt and increase our overall liquidity.

Our total available credit under our revolving credit facility is $207.5 million which represents our primary source of liquidity for our working capital needs. Our ability to borrow the full available amount of our credit facility is limited by the available borrowing base under the revolving credit facility as determined based on a borrowing base formula which relates to the collateral value of trade receivables and inventory on a basis approximating the lower of current cost (on a first-in first-out or FIFO basis) or fair market value. This borrowing base is then compared to the outstanding loan balance (including outstanding letters of credit) to determine a net amount available for additional borrowings (“Availability”).

This credit facility requires also that we comply with either a minimum “Adjusted EBITDA” or an Adjusted Excess Availability calculation as defined by this agreement. These covenants are measured on a monthly basis.

As described in note 4 to our consolidated financial statements below, Adjusted EBITDA is earnings before interest, taxes, depreciation and amortization adjusted for the effects of LIFO and SFAS No. 133 mark to market charge. Adjusted Excess Availability is determined as availability adjusted to remove any contractual sub-limits such as those for inventory or any limitations on the maximum amount of the revolving credit facility.

This credit facility was amended on August 4, 2006 which, among other things, modified our compliance requirements for our debt covenants. We were not required to comply with either the Adjusted EBITDA or Adjusted Excess Availability calculation until month ends beginning after July 31, 2006.

Subsequent to July 31, 2006 we were required to meet the minimum Adjusted EBITDA levels as noted within our credit agreement or the Adjusted Excess Availability must be equal to or greater than $20,000,000 for each of the ten (10) consecutive days immediately preceding the last day of the month.

Effective December 31, 2006, the Company completed an amendment to this revolving credit facility. The amendment was to reset certain covenant levels based on the company’s most recent financial projections and results and as noted within our credit agreement. As of and subsequent to December 31, 2006, the Company must either meet the minimum Adjusted EBITDA levels as noted within our credit agreement or the Adjusted Excess Availability must be equal to or greater than $20,000,000 for each of the ten (10) consecutive days immediately preceding the last day of the month. As of the December 31, 2006 the Company was in compliance with the debt covenants under this agreement, as amended.

If we do not comply with these or other covenants and restrictions contained in our senior secured credit facility, the indenture and other agreements governing our indebtedness, we could be in default under those agreements, and the debt under those instruments, together with accrued interest, could then be declared immediately due and payable. If we default under our senior secured credit facility, the lenders could cause all of our outstanding debt obligations under our senior secured credit facility to become due and payable, require us to apply all of our cash to repay the indebtedness or prevent us from making debt service payments on any other indebtedness we owe. In addition, any default under our senior secured credit facility or agreements governing our other indebtedness could lead to an acceleration of debt under other debt instruments that contain cross-acceleration or cross-default provisions. If the indebtedness under our senior secured credit facility and indenture is accelerated, we may have to seek other sources of financing or otherwise may not have sufficient assets to repay amounts due under our senior secured credit facility, our senior secured notes or under other debt securities then outstanding. Our ability to comply with these provisions of our senior secured credit facility, the indenture and other agreements governing our other indebtedness may be affected by changes in the economic or business conditions or other events beyond our control.

In 2006 the Company executed a sale leaseback agreement on certain pieces of production equipment with The Employees’ Retirement System of Alabama in the amount of $29.9 million. The agreement executed on November 13, 2006 provided the Company with an initial funding of $14.95 million to be followed by an additional $14.95 million which became available on December 1, 2006 and the Company drew down on January 3, 2007. The agreement qualifies as a capital lease and has a three-year term with a fixed interest rate of 10.7%.

Should aluminum prices continue to rise, we expect that the collateral value of our working capital would continue to rise sufficiently to warrant further increases to the senior secured credit facility should required borrowings and conditions dictate. As such, we believe our available sources of credit will be sufficient to meet our liquidity needs.

Year ended December 31, 2006 compared to year ended December 31, 2005

Operating Activities. During the year ended December 31, 2006, net cash used in operating activities was $47.2 million as compared to $21.6 million in 2005. Cash used in or provided by operating activities are subject to fluctuations in working capital requirements especially for accounts receivable and inventories. Accounts receivable increased from $73.3 million at December 31, 2005 to $104.1 million at December 31, 2006, an increase of $30.8 million. This increase is a result of timing and the rising price of metal. The payments by our customers are made at periodic times during the week and month, not everyday, nor exactly in 30 days, so the balance in receivables can fluctuate significantly at the end of a quarter depending on the timing of receiving payments. The increase in working capital requirements affecting both accounts receivable and inventory were also result of higher aluminum prices which increased an average of approximately 33% for the year.

Investing Activities. In 2006, our capital expenditures were $10.6 million as compared to $14.5 million in 2005. These expenditures, which exclude recurring maintenance expenditures, are comprised of capital improvements principally related to machinery and equipment. The Company has completed the next step in a program to further diversify industry product offerings by adding increased width to its aluminum can-stock capabilities. The results of this phase will extend the width of Wise Alloys can stock from 60 inches to 72 inches by the end of 2008. This project will allow Wise Alloys’ can-sheet product to become also available to beverage-can producers that use “14 and 15 out” extended-width cupping presses in their manufacturing process.

Financing Activities. Net cash provided by financing activities was $53.6 million in 2006 compared with $34.9 million in 2005. Net cash provided by financing activities was from increased borrowings under the senior secured credit facility as well as funds received under the sale lease back agreement.

Effective March 3, 2006, we amended and restated our revolving credit facility to increase the revolver limit from $150 million to $180 million, subject to a borrowing base calculation and certain working capital eligibility requirements and limits. Proceeds from the revolver are used primarily to finance increased working capital requirements due to higher shipment levels and increased metal prices. On June 12, 2006, we further amended and restated our revolving credit facility to increase the revolver limit from $180 million to $200 million. On August 4, 2006, we further amended and restated our revolving credit facility to increase the revolver limit from $200 million to $207.5 million.

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

We earlier announced conversion price increases effective January 1, 2006, as well as our intent to begin moving away from providing ceiling coverage, or price caps, on the metal transfer price offered to can sheet customers. For the second and third and fourth quarters of 2006 the metal transfer price was above the ceiling. Confidential discussions are continuing with customers with regard to implementing these and other changes. These discussions resulted in contractual price increases that were effective January 1, April 1, and October 1, 2006, with new price increases effective January 1, 2007. Other can sheet suppliers have also announced similar intentions and discussions.

During the second quarter of 2006, Crown Cork and Seal (USA), Inc. notified us that it had arranged to cover its beverage can sheet volume requirements for the fourth quarter of 2006 and for calendar year 2007. In 2005, sales to Crown totaled approximately 20% of our net sales of which beverage can sheet was a substantial portion. In 2006, sales to Crown totaled approximately 17% of our net sales of which beverage can sheet was a substantial portion. Crown has requested and we have provided assurances that we will continue to supply our can sheet volume for food products. In connection with Crown’s beverage can business, we filed a lawsuit against Crown and in connection with Crown’s food can business; we are seeking declaratory judgment to interpret certain pricing provisions. See Item 3, “Legal Proceedings” above.

Financing Arrangements

Effective May 5, 2004, we issued $150 million of 10.25% senior secured notes due 2012. In conjunction with issuing the notes, we, on the same date, amended and restated our secured credit facility reducing the revolving line of credit from $130 million to $75 million which on November 10, 2004 was amended and restated to increase the revolving line of credit to $125 million. The revolving line of credit was again increased on October 31, 2005, on March 3, 2006, on June 12, 2006, and on August 4, 2006 to $150 million, $180 million, $200 million and $207.5 million, respectively, as a means to fund higher working capital requirements resulting from higher aluminum prices. The proceeds of the notes were used to primarily repay the $30 million term loan of which $20 million had been outstanding, to repay our subordinated 15% notes of $36 million and to repurchase members’ equity of $14 million. The remaining proceeds were used to initially reduce the revolving line of credit and for working capital purposes.

The repayment of the subordinated 15% notes represented an early extinguishment for which a prepayment penalty of $3.5 million was paid and is included as other expense in the Company’s second quarter consolidated statement of operations for the year ended December 31, 2004. As part of the refinancing, approximately $4.0 million of deferred financing costs were written off through accelerated amortization of deferred financing fees and is also included as other expense for the year ended December 31, 2004. Accordingly, total early extinguishment of debt in 2004 was approximately $7.5 million.

In 2004, total financing costs of approximately $8.2 million were incurred and were deducted from the $150 million gross proceeds of the sale of the 10.25% senior subordinated notes and are included on the balance sheet as other long term assets.

As a result of amending and restating the secured credit facility in 2004, the interest rate on the revolving line of credit was reduced from a variable rate of prime plus a range of 0.75% to 1.50% or LIBOR plus a range of 2.75% to 3.50% to a variable rate of prime plus a range of 0% to 0.50% or LIBOR plus a range of 2.25% to 2.75%.

Effective March 31, 2006 the Company executed an asset sale agreement with a financial institution that allows the Company to sell certain accounts receivable up to $17 million on a non-recourse basis. This agreement was due to expire on December 31, 2006. On December 31, 2006 the agreement was renewed and extended to June 29, 2007, and allowed the Company to sell certain accounts receivable up to $10 million on a non-recourse basis. The agreement was further amended on April 9, 2007 to increase the facility to a total of $20 million. Under the terms of the agreement, the Company agreed to sell on an ongoing basis and without recourse, a designated customer’s accounts receivable. On December 31, 2006 there had been no sales under this agreement. Subsequent to December 31, 2006, the Company sold approximately $10 million of receivables under this agreement.

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

Critical Accounting Policies

We have prepared our financial statements in conformity with accounting principles generally accepted in the United States, and these statements necessarily include some amounts that are based on informed judgments and estimates of management. Our critical accounting policies are summarized in Note 2 of the notes to our consolidated financial statements. As discussed below, our financial position or results of operations may be materially affected when reported under different conditions or when using different assumptions in the application of such policies. In the event estimates or assumptions prove to be different from actual amounts, adjustments are made in subsequent periods to reflect more current information. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements.

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

Allowance for Doubtful Accounts

Our ability to collect outstanding receivables from our customers is critical to our operating performance and cash flows. Typically, our customer agreements require monthly payments, mitigating the risk of non-collection. We record an allowance for uncollectible accounts based on our ongoing monitoring of our customers’ credit and on the aging of the receivables. If the financial condition of our two largest customers, which accounted for 87% of our accounts receivable at December 31, 2006, were to deteriorate, resulting in an impairment of their ability to make payments, the recorded allowance for doubtful accounts may not be sufficient.

Contractual Obligations and Other Commitments

The following tables summarize our material contractual obligations as of December 31, 2006.

Payments due by period—December 31, 2006

(in thousands)

	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt and capital lease obligations(1)	$167,613	$1,759	$15,051	$803	$150,000
Purchase obligations(2)	67,035	67,035	—	—	—
Interest on fixed-rate debt instruments	84,828	15,497	30,797	30,795	7,739
Operating leases	11,971	1,701	3,238	2,939	4,093
Other long-term liabilities reflected on balance sheet under GAAP(3)	1,877	379	879	539	80

Total contractual obligations	$333,761	$86,555	$50,173	$35,116	$161,917

(1)	Long-term obligations include capital lease obligations resulting from the sales-leaseback agreement executed in 2006 as discussed in Note 4, Financing Arrangements, in the Notes to Consolidated Financial Statements.
(2)	Purchase obligations include an estimate for metal purchases based on price commitments.
(3)	Other long-term obligations include certain future payments related to employment contracts for certain of our current executives. See Item 11, “Executive Compensation — Employment Agreements.”

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to changes in interest rates as a result of our outstanding debt. A hypothetical 100 basis point increase (or decrease) in interest rates from December 31, 2006 levels would impact our interest expense by approximately $1.4 million. Certain materials used in the manufacture of our products, most significantly natural gas and aluminum, are subject to price volatility. While future movements in prices of natural gas and aluminum are uncertain, the Company enters into certain derivative contracts to mitigate the exposure to natural gas and aluminum prices. The Company has not designated these instruments as hedges under SFAS 133 and, accordingly, the mark-to-market impact of these derivatives is recorded each period in current earnings. A hypothetical increase in aluminum prices only impacts the Company to the extent such increase was to exceed the metal price caps in our agreements with our customers since we pass the metal price along to our customers. In 2006 we used approximately 4.2 million mmBTUs of natural gas. A hypothetical $1 increase (or decrease) per mmBTU would have impacted our cost of sales by a corresponding $4.4 million.

Item 8.	Financial Statements and Supplementary Data.

The following consolidated financial statements of the Company and its subsidiaries are included herein as indicated below:

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM ON CONSOLIDATED FINANCIAL STATEMENTS

Members

Wise Metals Group LLC

We have audited the accompanying consolidated balance sheets of Wise Metals Group LLC (the Company) as of December 31, 2006 and 2005, and the related consolidated statements of operations, members’ equity and cash flows for each of the three years in the period ended December 31, 2006. Our audit also included the financial statement schedule listed in the index at item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Wise Metals Group LLC at December 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Baltimore, Maryland

April 10, 2007

Wise Me tals Group LLC

Consolidated Balance Sheets

	December 31
	2006	2005
	(In Thousands)
Assets
Current assets:
Cash	$2,280	$6,456
Restricted cash	7,889	250
Accounts receivable, less allowance for doubtful accounts ($1,129 in 2006 and $1,060 in 2005)	104,096	73,326
Inventories	120,565	142,151
Fair value of contracts under SFAS 133	3,897	20,183
Other current assets	5,933	4,379

Total current assets	244,660	246,745
Non-current assets:
Property and equipment, net	84,589	86,557
Other assets	8,724	8,492
Goodwill	283	283

Total non-current assets	93,596	95,332

Total assets	$338,256	$342,077

	December 31
	2006	2005
	(In Thousands)
Liabilities and members’ deficit
Current liabilities:
Accounts payable	$71,131	$54,493
Current portion of long-term debt and capital lease obligations	1,759	1,477
Borrowings under revolving credit facility	177,187	137,730
Fair value of contracts under SFAS 133	10,312	1,542
Accrued expenses, payroll and other	14,526	16,705

Total current liabilities	274,915	211,947
Non-current liabilities:
Term loan and capital lease obligations, less current portion	15,854	826
Senior secured notes	150,000	150,000
Fair value of contracts under SFAS 133	—	2,864
Other liabilities	12,969	11,729

Total non-current liabilities	178,823	165,419
Commitments and contingencies	—	—
Members’ deficit	(115,482)	(35,289)

Total liabilities and members’ deficit	$338,256	$342,077

See accompanying notes.

Wise Metals Group LLC

Consolidated Statements of Operations

	Years ended December 31
	2006	2005	2004
	(In Thousands)
Sales	$1,013,033	$883,844	$766,868
Cost of sales (See Note 2 – Inventories/ LIFO)	1,024,864	881,290	770,518

Gross margin (deficit)	(11,831)	2,554	(3,650)

Operating expenses:
Selling, general and administrative	11,557	10,728	11,967
Severance credits	—	—	—

Operating loss	(23,388)	(8,174)	(15,617)

Other income (expense):
Early extinguishment of debt	—	—	(7,455)
Interest expense and fees, net	(32,679)	(25,110)	(17,920)
Mark-to-market adjustment for contracts under SFAS 133	(24,126)	11,666	(550)

	(56,805)	(13,444)	(25,925)

Net loss	$(80,193)	$(21,618)	$(41,542)

See accompanying notes.

Wise Metals Group LLC

Consolidated Statements of Members’ Equity (Deficit)

	Preferred Member’s Equity	Common Members’ Equity (Deficit)	Total
	(In Thousands)
Balance at December 31, 2003	22,500	20,390	42,890
Repurchase of preferred member’s equity	(9,000)	—	(9,000)
Cancellation of liquidation preference	(13,500)	13,500	—
Repurchase of common member’s equity	—	(5,113)	(5,113)
2004 net loss	—	(41,542)	(41,542)

Balance at December 31, 2004	—	(12,765)	(12,765)
Repurchase of common member’s equity	—	(906)	(906)
2005 net loss	—	(21,618)	(21,618)

Balance at December 31, 2005	$—	$(35,289)	$(35,289)
2006 net loss	—	(80,193)	(80,193)

Balance at December 31, 2006	$—	$(115,482)	$(115,482)

See accompanying notes.

Wise Met als Group LLC

Consolidated Statements of Cash Flows

	Years ended December 31
	2006	2005	2004
	(In Thousands)
Cash flows from operating activities
Net loss	$(80,193)	$(21,618)	$(41,542)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	12,580	13,355	13,211
Amortization of deferred financing fees	1,698	1,208	4,859
LIFO provision	19,914	2,318	35,156
Loss on extinguishment of debt	—	—	7,455
Unrealized (gain) loss on contracts under SFAS 133	24,126	(11,666)	550
Changes in operating assets and liabilities:
Restricted cash	(7,639)	—	—
Accounts receivable, net	(30,770)	(26,990)	(25,930)
Inventories	1,672	31,340	(47,715)
Other current assets	(1,554)	(1,889)	541
Accounts payable	16,638	(3,362)	18,192
Advances to/from related parties	—	—	—
Accrued expenses, payroll and other	(3,647)	(4,255)	1,400

Net cash used in operating activities	(47,175)	(21,559)	(33,823)

Cash flows from investing activities
Purchase of equipment	(10,612)	(14,537)	(12,329)

Net cash used in investing activities	(10,612)	(14,537)	(12,329)

Cash flows from financing activities
Net issuance (repayments) of short-term borrowings	39,739	36,003	(12,635)
Proceeds of senior secured notes offering, net of fees paid	—	—	141,816
Repayment of term debt	—	—	(22,500)
Repayment of subordinated debt	—	—	(35,687)
Prepayment fee on subordinated debt	—	—	(3,500)
Payments of deferred financing costs to lending institutions	(1,156)	—	—
Proceeds from sale-leaseback transaction	14,950	—	—
Proceeds from (payments on) long-term obligations	78	(214)	(463)
Purchase of members’ equity	—	(906)	(14,113)

Net cash provided by financing activities	53,611	34,883	52,918

Net increase (decrease) in cash and cash equivalents	(4,176)	(1,213)	6,766
Cash and cash equivalents at beginning of year	6,456	7,669	903

Cash and cash equivalents at end of year	$2,280	$6,456	$7,669

See accompanying notes.

Wise Met als Group LLC

Notes to Consolidated Financial Statements

December 31, 2006

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

Restricted Cash

Restricted cash generally consists of cash on deposit with brokers to support lines of credit associated with the Company’s derivative and hedging activity. At December 31, 2006 and December 31, 2005 substantially all restricted cash was on deposit with brokers associated with derivative and hedging activity as more fully described below.

Derivatives and Hedging Activity

The Company has entered into long-term contracts to supply can stock to its largest customers (see Note 8). To reduce the risk of changing prices for purchases and sales of metal, including firm commitments under these supply contracts, the Company uses commodity futures and option contracts. In addition, the Company holds natural gas futures.

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

A summary of the Company’s derivative instruments and related activity at December 31, 2006, 2005 and 2004, and for the years then ended is as follows:

	2006		2005		2004
Description of Derivative Instrument	Fair Value	Unrealized Gain (Loss)	Fair Value	Unrealized Gain (Loss)	Fair Value	Unrealized Gain (Loss)
Aluminum futures and options	$(2,837)	$(20,888)	$16,394	$11,693	$4,745	$1,361
Interest rate caps	—	—	—	—	—	(21)
Natural gas caps and swaps	(3,578)	(3,238)	(617)	(27)	(755)	(1,890)

	$(6,415)	$(24,126)	$15,777	$11,666	$3,990	$(550)

In connection with the Company’s futures activity, the Company maintains lines of credit with brokers to cover unrealized losses on futures contracts and uses options to manage price exposure with respect to firm commitments to purchase or sell aluminum. There were no deposits with brokers at December 31, 2004 and 2005. As of December 31, 2006, the Company had $7.6 million on deposit with brokers included on the balance sheet as restricted cash.

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

During the three years in the period ended December 31, 2006, the Company earned revenues from two customers that individually exceeded 10% of all revenues. These customers also comprised a significant amount of accounts receivable at December 31 as follows:

	2006		2005		2004
	Revenues	Accounts Receivable	Revenues	Accounts Receivable	Revenues	Accounts Receivable
Customer A	$555,280	$88,423	$517,568	$34,147	$481,739	$20,860
Customer B	160,683	2,910	176,558	23,191	202,026	19,048

During the years ended December 31, 2006, 2005 and 2004, the Company purchased approximately 26%, 31%, and 27%, respectively, of its raw materials from two major suppliers.

The Company is exposed to credit loss in the event of nonperformance of counterparties to open positions, commodity futures, and option contracts. This exposure is limited to those instances where the Company is in a net unrealized gain position. This credit risk is managed by entering into arrangements with counterparties meeting the credit standards and by monitoring position limits.

Certain employees of the Company are covered under collective bargaining agreements. Union contracts covering all union employees representing approximately 76% of all employees extend through November 1, 2007.

Inventories

Inventories consisted of the following:

	December 31
	2006	2005
Manufacturing inventories:
Raw materials	$66,743	$50,040
Work in progress	65,832	64,941
Finished goods	39,384	58,921
LIFO reserve	(69,454)	(49,540)

Total manufacturing inventories	102,505	124,362
Supplies inventory	18,060	17,789

Total inventories	$120,565	$142,151

The Company uses the last-in, first-out (LIFO) method of accounting for the manufacturing inventories for both book and tax purposes. If the first-in, first-out (FIFO) method had been used at December 31, 2006, inventories would have been approximately $69,454 higher. During 2006, reductions in LIFO inventories resulted in liquidations of LIFO inventory layers carried at lower costs prevailing in prior years as compared with costs of current year purchases.

Supplies inventory is valued on an average cost basis. Inventories maintained by Recycling, totaling $6,789 and $6,602 at December 31, 2006 and 2005, respectively, and comprised solely of raw materials, are valued on a first-in, first-out (FIFO) basis.

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

Deferred Financing Costs

The Company has approximately $7,240 and $7,772 of unamortized deferred financing costs at December 31, 2006 and 2005, respectively. These costs are being amortized over the life of the related secured credit facilities (see Note 4) and are included in other non-current assets in the consolidated balance sheets. Accumulated amortization is approximately $3,614 and $1,916 at December 31, 2006 and 2005, respectively.

Revenue Recognition

Sales revenue is recognized when products are shipped to customers, or upon transfer of title, if that occurs later.

Shipping and Handling Costs

Shipping and handling costs incurred by the Company amounted to $25,608, $23,892 and $25,489 for the years ended December 31, 2006, 2005, and 2004, respectively, and are recorded as a reduction of sales in the consolidated statements of operations.

Stock-Based Compensation

The Company uses the fair value recognition provisions of FASB Statement No. 123R, “Accounting for Stock-Based Compensation” (SFAS 123R) to account for equity-based compensation.

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

New Accounting Pronouncements

Effective January 1, 2006 the Company adopted financial accounting standard (SFAS) No. 123R, “Share Based Payments” which requires an enterprise to expense share based payments based on fair value. The Company previously adopted the provisions of SFAS 123, “Accounting For Stock Based Compensation” which previously required expensing fair value of awards. As such, the adoption of 123R did not have a material impact on the Company’s financial position or results of operations.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs.” The Company was required to adopt the provisions of SFAS No. 151 on a prospective basis, as of January 1, 2006. SFAS No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. SFAS No. 151 requires that those items – if abnormal – be recognized as expenses in the period incurred. In addition, SFAS No. 151 requires the allocation of fixed production overheads to the costs of conversions based upon the normal capacity of the production facilities. The adoption of FAS 151 did not have a material impact on the Company’s financial position or results of operations.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit and Other Postretirement Plans, an amendment of FASB Statements No. 87, 106, and 132 (R),” (“SFAS 158”). SFAS 158 requires companies to recognize a net liability or asset and an offsetting adjustment to accumulated other comprehensive income to report the funded status of defined benefit pension and other postretirement benefit plans. In addition, SFAS 158 requires companies to measure plan assets and obligations at their year-end balance sheet date. SFAS 158 requires prospective application. The recognition and disclosure requirements of SFAS 158 are effective for the Company’s fiscal year ending December 31, 2007 because the Company is not considered a “public entity” as defined in SFAS 158. The requirement under SFAS 158 to measure plan assets and obligations at the year-end balance sheet date will be effective for the Company’s fiscal year ending December 31, 2008. Management does not expect that the adoption of SFAS 158 will have a material impact on the Company’s financial position or results of operations.

3. Property and Equipment

Major classes of property and equipment are:

	December 31
	2006	2005
Land, buildings and improvements	$12,129	$11,614
Machinery and equipment	129,352	120,759
Furniture, fixtures and other	3,205	3,610
Construction in progress	12,372	11,344

	157,058	147,327
Accumulated depreciation	(72,469)	(60,770)

	$84,589	$86,557

As a result of the sale-leaseback transaction discussed in Note 4 , as of December 31, 2006 the company has approximately $14.8 million in assets subject to a capital lease. Depreciation expense for the years ended December 31, 2006, 2005 and 2004 was $12,580, $13,355 and $13,211, respectively.

4. Financing Arrangements

Debt consists of the following at December 31:

	2006	2005
Revolving and secured credit facility	$177,187	$137,730
Senior secured 10.25% notes due 2012	150,000	150,000
Other notes payable and capital lease obligations	17,613	2,303

	344,800	290,033
Less current portion	(178,946)	(139,207)

	$165,854	$150,826

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

Further use of proceeds included an early extinguishment of subordinated 15% notes for which a prepayment penalty of $3,500 was paid and is included as other expense in the Company’s consolidated statement of operations for the year ended December 31, 2004. As part of the refinancing, approximately $3,955 of then deferred financing costs were written off through accelerated amortization of deferred financing fees and is also included as other expense. Accordingly, total early extinguishment of debt in 2004 was $7,455.

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

The revolving line of credit was again increased on October 31, 2005 to $150 million, again increased on March 3, 2006 to $180 million, again increased on June 12, 2006 to $200 million and again increased on August 4, 2006 to $207.5 million and expires on May 5, 2008.

Effective December 31, 2006, the Company completed an amendment to its revolving credit facility. The amendment was to reset certain covenant levels based on the company’s most recent financial projections and results and as noted within our credit agreement. As of and subsequent to December 31, 2006, the Company must either meet the minimum Adjusted EBITDA levels as noted within our credit agreement or the Adjusted Excess Availability must be equal to or greater than $20,000,000 for each of the ten (10) consecutive days immediately preceding the last day of the month. As of the December 31, 2006 the Company was in compliance with the debt covenants under this agreement, as amended. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation — Liquidity and Capital Resources.”

Other notes payable includes a note to the Tennessee Valley Authority that is payable in monthly installments of principal and interest (at the rate of 4.5% per annum) through November 2010. Amounts outstanding as of December 31, 2006 and 2005 were $835 and $1,032, respectively. Other notes payable also include secured mortgage notes payable in the amount of $1,948 and $1,270 as of December 31, 2006 and 2005, respectively. In January, 2006 these mortgage notes were refinanced. One note was extended through January 1, 2007 and requires monthly interest only payments on a monthly variable rate of LIBOR plus 7%. The other mortgage note was extended to February 1, 2007 and now requires payments to be made in monthly installments of principal plus interest at the rate of 8% per annum.

In 2006 the Company executed a sale leaseback agreement on certain pieces of production equipment with The Employees’ Retirement System of Alabama in the amount of $29.9 million. The agreement executed on November 13, 2006 provided the Company with an initial funding of $14.95 million to be followed by an additional $14.95 million which became available on December 1, 2006 and the Company drew down on January 3, 2007. The agreement qualifies as a capital lease and has a three-year term with a fixed interest rate of 10.7%.

Effective March 31, 2006 the Company executed an asset sale agreement with a financial institution that allows the Company to sell certain accounts receivable up to $17 million on a non-recourse basis. This agreement was due to expire on December 31, 2006. On December 31, 2006 the agreement was renewed and extended to June 29, 2007, and allowed the Company to sell certain accounts receivable up to $10 million on a non-recourse basis. The agreement was further amended on April 9, 2007 to increase the facility to a total of $20 million. Under the terms of the agreement, the Company agreed to sell on an ongoing basis and without recourse, a designated customer’s accounts receivable. On December 31, 2006 there had been no sales under this agreement. Subsequent to December 31, 2006, the Company sold approximately $10 million of receivables under this agreement.

At December 31, 2006, the Company also has $2.1 million of outstanding letter of credits with a financial institution. Substantially all the assets of the company are pledged as collateral for our financing arrangements.

Principal payments due on long-term debt outstanding for the years ending December 31 are as follows:

2007	$1,759
2008	3,211
2009	11,840
2010	245
2011	558
Thereafter	150,000

$167,613

Interest paid during the years ended December 31, 2006, 2005 and 2004, was $30,981, $23,903 and $15,051, respectively.

Included in the table above are principle payments relating to the Company’s sale-leaseback facility. Payments due on the facility are as follows:

2007	$3,044
2008	3,044
2009	12,658

Total Payments	18,746
Less interest payments	(3,916)

Principle Payments	$14,830

5. Financial Instruments

The carrying amount of the Company’s financial instruments, including cash and cash equivalents, restricted cash, accounts receivable, accounts payable, and certain other financial instruments approximates their fair value at

December 31, 2006 and 2005, respectively. The fair value of the Company’s debt was approximately $310,180 and $263,023 at December 31, 2006 and 2005, respectively, based on the book value of the secured credit facility, and the Company’s estimate of fair value of the senior secured notes and the secured subordinated notes. The Company estimated the fair value of the senior secured notes based on surveyed market quotes for the notes and estimated the fair value of the secured subordinated notes using a discounted cash flow analysis, using interest rates that the Company believes would be obtainable at that point in time.

The Company, as of December 31, 2006 and 2005, has net commodity futures contracts outstanding to sell 7,850 metric tons and purchase 24,450 metric tons, respectively, of aluminum through 2007. At December 31, 2006 and 2005, these commodity futures had a fair value of $(2,850) and $16,427, respectively. At December 31, 2006, the Company had 4,000 metric tons of aluminum options with a fair value of $2,838. At December 31, 2005, the Company had no commodity options outstanding.

As discussed in Note 2, the Company also has natural gas swaps at December 31, 2006 and 2005. The natural gas instruments cover the Company’s estimated natural gas production requirements for the first quarter of 2007 as well as a portion of the estimated production requirements for the remainder of 2007. See Note 2 for their fair values.

6. Benefit Plans

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

The Company’s funding policy for these plans is to contribute negotiated amounts to the multi-employer funds and amounts necessary to meet minimum funding requirements of the Employee Retirement Income Security Act for the defined benefit plans but not to exceed the maximum deductible amount allowed by the Internal Revenue Code. The Company contributed $1,644 to the multi-employer plans during 2006. Contributions to the defined benefit plan are expected to be $2,710 during 2007.

The Company uses October 31 as the measurement date for all defined benefit plans. The following summarizes the significant information relating to these defined benefit plans as of and for the years ended December 31, 2006, 2005 and 2004.

	2006		2005		2004
	Pension Benefits	Other Post-Retirement Benefits	Pension Benefits	Other Post-Retirement Benefits	Pension Benefits	Other Post-Retirement Benefits
Accumulated benefit obligation	$18,141	N/A	$15,270	N/A	$12,473	N/A

Change in benefit obligation:
Benefit obligation, beginning of year	$15,270	$7,347	$12,473	$7,404	$10,194	$6,121
Service cost	1,300	1,540	1,111	1,392	1,067	1,478
Interest cost	948	458	774	461	657	398
Actuarial (gain)/loss	968	(233)	1,135	(1,881)	737	(593)
Effect of curtailments	—	—	—	—	—	—
Significant event	—	—	—	—	—	—
Benefits paid	(345)	(26)	(223)	(29)	(182)	—

Benefit obligation, end of year	$18,141	$9,086	$15,270	$7,347	$12,473	$7,404

Change in plan assets:
Fair value of plan assets, beginning of year	$8,867	$—	$7,493	$—	$5,763	$—
Employer contributions	5,328	26	1,218	29	1,756	—
Benefits paid	(345)	(26)	(223)	(29)	(182)	—
Actual return on assets	1,190	—	379	—	156	—

Fair value of plan assets, end of year	$15,040	$—	$8,867	$—	$7,493	$—

Reconciliation of funded status:
Funded status	$(3,101)	$(9,086)	$(6,403)	$(7,347)	$(4,980)	$(7,404)
Unrecognized net (gain) loss	2,291	(2,760)	1,841	(2,648)	549	(794)
Unrecognized prior service cost	326	—	362	—	399	—

Accrued benefit cost	$(484)	$(11,846)	$(4,200)	$(9,995)	$(4,032)	$(8,198)
Components of net periodic benefit cost:
Service cost	$1,300	$1,540	$1,111	$1,392	$1,067	$1,478
Interest cost	948	458	774	461	657	398
Expected return on plan assets	(699)	—	(536)	—	(413)	—
Amortization of prior service cost	36	—	36	—	36	—
Net gain recognition	27	(122)	—	(22)	—	(9)
Curtailments	—	—	—	—	—	—
Special termination benefits	—	—	—	—	—	—
Total benefit cost	$1,612	$1,876	$1,385	$1,831	$1,347	$1,867
Weighted average assumptions used to determine net periodic costs per year :
Discount rate	6.25%	6.25%	6.25%	6.25%	6.25%	6.25%
Expected long-term return on assets	7.00%	N/A	7.00%	N/A	7.00%	N/A

The allocation, by category, of assets of our defined benefit pension plan at December 31, 2006 was as follows:

Asset category:
Equity	61%
Fixed income	38%
Alternative investments (money market funds)	1%

100%

At our plan measurement date of December 31, 2006, our targeted allocation by category, of assets of our defined benefit pension plan, is equity securities of 61%, and fixed income securities of 38%. Cash from money market funds is available for planned purchases of equity and fixed income securities to achieve targeted allocations.

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

The accumulated benefit obligation related to our defined benefit pension plan and information related to the funded status of our plan at the end of each year is as follows:

	2006	2005
Projected benefit obligation	$(18,141)	$(15,270)
Accumulated benefit obligation	(18,141)	(15,270)
Fair value of plan assets	15,040	8,867

The following table sets forth benefit payments, which reflect expected future service, as appropriate, expected to be paid in the periods indicated.

	Pension Plan	Other Post Retirement
2007	$345	$47
2008	405	92
2009	757	133
2010	1,028	155
2011	1,192	248
2012 through 2016	8,017	2,932

The pre-Medicare health care cost trend rate used to determine the post retirement benefit obligation was 11% for 2006. This rate decreases gradually to an ultimate rate of 5% in 2018, and remains at that level thereafter. The trend rate is a significant factor in determining the amounts reported. A one-percentage point change in these assumed health care costs trend rates would have the following effect:

	Increase	(Decrease)
Effect on total service and interest cost component	$236	$(233)
Effect on post retirement benefit obligation	758	(750)

In 2007, the Company expects to make cash contributions of approximately $2,710 to its defined benefit pension plan. The amounts principally represent contributions required by funding regulations and in addition the Company expects to fund benefits paid under its post retirement benefit plans during 2007. No contributions to the post retirement benefits plan were made in 2006.

The Company also maintains a defined contribution plan. The Company matches at a 50% rate the employee’s elected deferral up to the first 6% of the withholding. Additionally, the Company makes an annual contribution based on a defined formula. Expenses for the defined contribution plan are recorded in the income statement as cost of goods sold and were $1,889, $1,835 and $1,851 for 2006, 2005 and 2004, respectively.

7. Preferred Member’s Interest

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

8. Commitments and Contingencies

The Company has entered into long-term supply contracts to supply a significant amount of aluminum can stock with certain customers, which represents more than 50% of the production capacity of Alloys. The price under these supply agreements is based on the prior six-month average of a quoted exchange, is reset every six months and is typically subject to a metal price ceiling.

At December 31, 2006, the Company has entered into fixed priced sales commitments of approximately 22 million pounds. Additionally, the Company entered into fixed price commitments to purchase raw material inventory of approximately 136 million pounds. The Company uses inventory, commodity futures and option contracts to reduce the risk of changing prices for purchases and sale of metal.

The Company is a defendant in an action brought by Merrill Lynch, Pierce, Fenner & Smith Incorporated pending in the New York Supreme Court, County of New York. In this action, Merrill Lynch seeks $932 for out-of-pocket costs and expenses allegedly incurred pursuant to a letter agreement between Wise Metals and Merrill Lynch dated January 31, 2002, in which Merrill Lynch alleges that Wise Metals agreed to reimburse Merrill Lynch for such costs and expenses. Wise Metals has hired counsel and is vigorously contesting this lawsuit and believes it has meritorious defenses. Wise Metals has filed an answer to the complaint denying the material allegations and alleging several affirmative defenses and counterclaims which exceed in amount the sum sought by Merrill Lynch. Merrill Lynch moved to dismiss the Wise Metals’ counterclaims and by an order dated December 30, 2004, the Court granted this motion, dismissed the counterclaims and permitted Wise Metals to replead two of the counterclaims. Wise Metals appealed, which resulted in a reversal reinstating the dismissed counterclaims. Merrill Lynch has replied to the counterclaims. The action is proceeding and is presently in the discovery stages. The Company believes that it is not currently possible to estimate the ultimate outcome of this litigation. As a result, no expense for any potential adverse outcome of this matter has been recorded in the consolidated financial statements.

The Company is a defendant in an action brought by a former executive seeking compensatory damages pending in Delaware State Court. The plaintiff alleged that a deal had been negotiated whereby in exchange for $2 million the plaintiff would surrender his equity interest in the Company, forgo any claim for a $1 million severance that plaintiff alleges would otherwise come due on his 62nd birthday (payable in $50,000 quarterly installments) and provide the Company with a general release of any existing or potential claims. The Company has accrued a $1 million reserve in connection with this litigation. The Company has hired counsel, is vigorously contesting this lawsuit and believes it has meritorious defenses. In addition, this plaintiff sought to enforce an alleged settlement contract with the Company in Alabama State Court. The Company filed for summary judgment on all claims related to this alleged settlement and on February 12, 2007, the Court granted the motion in full and dismissed all claims with prejudice. Appeal is permitted until April 23, 2007.

The Company is a party to certain claims and litigation associated with employment related matters for which management believes that the ultimate resolution will not have a material adverse impact on the Company’s financial position.

Our operating expenditures relating to environmental requirements in 2006 were approximately $3.1 million and are expected to be similar in 2007 and 2008. Future environmental regulations, including those under the Clean Air Act and Clean Water Act, or more aggressive enforcement of existing regulations, may result in stricter compliance requirements for us and for the aluminum industry in general.

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

In November 2006 the Company received notice from the Environmental Protection Agency (“EPA”) regarding certain violations of the Clean Air Act. The Company disputes some of the alleged violations and has initiated actions to come into compliance with the relevant requirements. The EPA has indicated its intent to resolve the violations through a judicial consent-decree, including the payment of civil penalties by the Company. Discussions with the EPA are ongoing. The ultimate outcome cannot be reasonably estimated at this time and thus no expense has been recorded in the Company’s consolidated financial statements.

9. Quarterly Information (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year Ended December 31, 2006
Net sales	$216,276	$283,254	$272,051	$241,452
Gross margin (deficit)	8,882	(1,654)	(21,319)	2,260
Net (loss) income	3,502	(16,460)	(53,929)	(13,306)

Year Ended December 31, 2005
Net sales	$221,561	$231,154	$203,663	$227,466
Gross margin (deficit)	6,100	9,939	(1,644)	(11,841)
Net (loss) income	(6,234)	5,491	(10,465)	(10,410)

Year Ended December 31, 2004
Net sales	$197,216	$197,953	$192,140	$179,559
Gross margin (deficit)	(1,989)	9,840	6,592	(18,093)
Net (loss) income	(6,444)	(10,653)	794	(25,239)

10. Business Segment Information

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

We have concluded that TMC is not a reportable segment because it is not significant to our consolidated operations and represents less than 10% of our revenues in each of the past three years ended December 31, 2006, 2005 and 2004. Financial information about TMC is included in the “Other” caption in the tables below.

As described in Note 2, we earned revenues from two customers that individually exceeded 10% of consolidated revenues. The revenue generated from sales to these customers is included in the Alloys section of the table below.

The following table sets forth information on the Company’s reportable segments:

	Year Ended December 31,
($ in thousands)	2006	2005	2004
Net Sales
Alloys	$880,719	$807,935	$710,957
Recycling (1)	131,204	73,457	55,567
Other	1,110	2,452	344

Net sales	$1,013,033	$883,844	$766,868

Segment (loss) profit
Alloys	$(40,599)	$(9,144)	$13,568
Recycling (1)	13,230	2,729	3,009

Segment (loss) profit	(27,369)	(6,415)	16,577
LIFO adjustment	(19,914)	(2,318)	(35,156)
Mark-to-market adjustments for contracts under SFAS 133	(24,126)	11,666	(550)
Corporate and other undistributed expenses, net	(8,784)	(24,551)	(22,413)

Net loss	(80,193)	(21,618)	(41,542)

(1):	The Company has eliminated all intercompany sales and cost of sales associated with transfers of recycled aluminum from Recycling to Alloys. Recycling transfers aluminum to Alloys at market value and recognizes profit only when the sale to the end consumer is completed. During each of the periods presented, Recycling transferred aluminum to Alloys in the amount of $82,288, $40,511 and $30,559 for each year ended December 31, 2006, 2005 and 2004, respectively.

	As of December 31,
($ in thousands)	2006	2005	2004
Total Assets
Alloys	$297,754	$307,249	$310,831
Recycling	31,409	13,040	8,754
Corporate and other	9,093	21,788	14,885

Total assets	338,256	342,077	334,470

	As of December 31,
($ in thousands)	2006	2005	2004
Depreciation and Amortization
Alloys	$11,814	$12,529	$12,395
Recycling	640	609	492
Corporate and other	126	217	324

Total depreciation and amortization	12,580	13,355	13,211

	As of December 31,
($ in thousands)	2006	2005	2004
Capital Expenditures
Alloys	$9,635	$13,985	$11,659
Recycling	977	552	670

Total capital expenditures	10,612	14,537	12,329

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Disclosure Controls and Procedures

(a)	Disclosure Controls and Procedures

As of December 31, 2006, our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), has conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Securities Exchange Act Rule 13a-15(e), as amended). Based on the evaluation, our CEO and CFO concluded that our disclosure controls and procedures as of December 31, 2006 were not effective because of a material weakness in internal control over financial reporting described below.

(b)	Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. Under the supervision of management and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2006. Based on our evaluation of internal control over financial reporting, management identified the following material weakness as of December 31, 2006:

The Company has not maintained sufficient staff with appropriate training in US GAAP and SEC financial rules and regulations. These deficiencies result in the potential of material misstatements and/or inadequate disclosures in the Company’s financial statements.

As a result of the material weakness described above, management concluded that internal control over financial reporting was not effective as of December 31, 2006, based on the criteria identified above.

(c)	Remediation Activities

The Company has evaluated its resource requirements to ensure the timely and effective review and management of its reporting process. The Company has formed a Finance Committee consisting of various financial and accounting personnel to regularly review the effectiveness of internal controls over reporting and is evaluating staffing requirements to ensure the preparation of financial statements in accordance with GAAP. It has also added and is continuing to add additional financial staff, and has reviewed and updated scheduling and planning protocols in place to ensure continued timely compliance with SEC reporting deadlines.

(d)	Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the fourth fiscal quarter ended December 31, 2006, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Oth er.

None.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance.

The following table sets forth the managers, executive officers and key employees of Wise Group and Wise Alloys and their ages as of January 1, 2007:

Name	Age	Position(s)
David F. D’Addario	44	Chief Executive Officer, Chairman and Manager, Wise Group
John J. Cameron	70	Vice Chairman, Manager
Danny Mendelson	54	Executive Vice President, Chief Strategic Officer, Secretary
Gerald M. David	68	Manager, Wise Group
Gregory Garvey	51	Manager, Wise Group
Don Farrington	58	Senior Vice President, Sales
Sam Glasscock	58	Executive Vice President /Financial Operations
Phillip Tays	61	Executive Vice President, Manufacturing
Michael Patterson	56	Senior Vice President, Strategic Planning
Kenneth Stastny	38	Chief Financial Officer
Richard Weaver	64	Executive Vice President, Development and Risk Management
Robert David	64	Vice President, National Accounts

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

Danny Mendelson was named Executive Vice President and Chief Strategic Officer in June 2006 after having served as Wise Group’s Chief Financial Officer since April 1999. Prior to joining Wise Group, Mr. Mendelson was a partner in the Baltimore, Maryland office of Ernst & Young LLP from 1984 to 1999, serving as the director of its tax practice from 1987 to 1997. Mr. Mendelson is a certified public accountant and an attorney. He holds a B.B.A. degree from the University of Michigan, a J.D. from Detroit College of Law and an L.L.M. from Georgetown University.

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

Sam Glasscock was named Executive Vice President/Financial Operations in June 2006 after having served as Senior Vice President and Controller since 1999. He has 31 years of aluminum industry experience in various positions in accounting, finance, manufacturing and transportation. He has a B.S. degree in industrial management and accounting from Auburn University and a MBA from the University of North Alabama.

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

Kenneth Stastny was named Chief Financial Officer in June 2006. He joined the Company in 1998 as Controller of Wise Recycling. He served as Assistant Treasurer of the Company from 1999 until February 2004 when he assumed the position of Treasurer. Prior to joining the Company, he served as audit manager at Ernst & Young LLP. He has 15 years of experience in financial services and risk management. He holds a bachelor’s degree of business administration in both accounting and finance from Loyola College of Baltimore, Maryland.

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

Manager Compensation

Messrs. D’Addario, Cameron, Garvey and David currently comprise the Wise Group management board. David D’Addario is paid $162,500 annually for his service on the Wise Group management board in addition to his salary of $1,062,000 and benefits he receives as an employee of Wise Group. John Cameron is not separately compensated for his service as a member of the Wise Group management board and is solely compensated pursuant to his employment agreement described below. Gregory Garvey is paid $162,500 annually for his service on the Wise Group management board. Gerald David is not separately compensated for his service on the Wise Group management board and is solely compensated pursuant to his employment agreement described below.

Committees

Gregory Garvey is Chairman and sole member of the Company’s Audit Committee, reporting to the management board. Mr. Garvey is a financial expert as such term is defined by the Securities and Exchange Commission and also serves on the management board.

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

Compensation Discussion & Analysis

An executive compensation committee comprised of the Company’s chairman and executive vice president/chief strategic officer administers our executive compensation program. This committee, reporting to the management board, oversees our compensation and benefit plans, reviews compensation levels and makes all compensation decisions relating to Wise’s executive officers, including the grant of any incentive compensation. Compensation for Mr. D’Addario who serves as the Company’s Chief Executive Officer, is subject to limitations as prescribed in the Wise Group’s operating agreement. Compensation levels and goals and objectives are reviewed and approved annually. Significant goals and related achievements affecting executive compensation included progress made to realign customer contracts to more appropriately reflect changing market conditions. Other achievements centered around managing company performance and obtaining adequate financing for the Company.

The Wise executive compensation committee and management board believe that compensation levels and benefit plans should be such that the Company is able to attract and retain highly qualified management employees and motivate those employees by tying executive compensation to Company performance. Wise compensates its executives through a combination of salary, bonus, equity incentive and benefit plan compensation.

Salary: Each executive officer is paid an annual cash salary that is consistent with the salary paid to similarly positioned executive officers at comparable companies. The Company examines external market data provided by various salary surveys for companies of similar size and structure that operate in similar industries. Wise pays its executives a salary to ensure that each executive officer receives some compensation that is not tied to the risk inherent in pay for performance compensation, which ensures we are able to attract and retain highly qualified executive officers.

Bonus: Wise’s executive compensation committee and management board has discretion to award cash bonuses to it’s executive officers. The amounts of such awards are determined after reviewing each executive officer’s individual performance and contribution to the achievement of Company goals and objectives. Bonus compensation is designed to align the interests of the Company’s executive officers with the Company’s goal of improved performance.

Equity Incentives: Wise’s executive compensation committee and management board has discretion to award equity incentives to it’s executive officers. The amount of such award is determined after reviewing each executive officer’s role in achieving future goals of the company in light of individual performance and contribution to the achievement of Company past goals and objectives. Equity incentive compensation is designed to align the interests of the Company’s executive officers with the Company’s strategic initiatives.

Benefit Plans: Each executive officer is entitled to compensation in the form of various benefit plans that is consistent with benefits offered to similarly positioned executive officers at comparable companies. The Company examines external market data provided by various benefit surveys for companies of similar size and structure that operate in similar industries. Wise compensates its executives with benefits to ensure that each executive officer receives some compensation that is not tied to the risk inherent in pay for performance compensation, which ensures we are able to attract and retain highly qualified executive officers.

Compensation is paid by Wise Group in respect of Wise Group’s executive officers and allocated to Wise Alloys based on each such person’s duties on behalf of Wise Alloys. The following table sets forth the cash and non-cash compensation paid or incurred on Wise Group’s behalf to its Chief Executive Officer, Chief Financial Officer and each of the three other most highly compensated employee executive officers, as well as compensation paid to Gregory Garvey and Gerald David for whom disclosure would have been required to be provided if such persons were serving as executive officers of the Company in 2006, each of whom made more than $100,000 in 2006:

Summary Compensation Table

	Annual Compensation 2006 2005 2004	Annual Salary 2006 2005 2004	Long-Term Compensation Awards 2006 2005 2004			All other Compensation 2006 2005 2004
Name and Principal Position	Total Compensation	Salary	Bonus		Securities Underlying Options
David D’Addario Chief Executive Officer, Chairman and Manager	1,224,500 682,500 1,047,500	$1,224,500(1) 682,500(1) 682,500(1)	$0 0 365,000		— — —	$0 0 0
Kenneth Stastny Chief Financial Officer	130,000 125,000 110,000	$130,000 125,000 110,000	$0 0 0		— — —	$0 0 0
John J. Cameron Vice Chairman and Manager	378,000 435,000 635,000	$78,000 135,000 335,000	$0 0 0		— — —	$300,000(2) 300,000(2) 300,000(2)
Danny Mendelson Executive Vice President, Chief Strategic Officer and Secretary	249,000 240,000 490,000	$249,000 240,000 240,000	$0 0 250,000		— — —	$0 0 0
Richard Weaver Executive Vice President, Non-Core Businesses	245,000 225,000 225,000	$245,000 225,000 225,000	$0 0 0		— — —	$0 0 0
Gregory Garvey Manager	162,500 192,500 292,500	$162,500 162,500 162,500	$0 30,000 130,000	(3)	— — —	$0 0 0
Gerald M. David Manager	242,000 300,000 312,000	$242,000 300,000 300,000	$0 0 12,000		— — —	$0 0 0

(1)	Of the salary compensation Mr. D’Addario received in 2006, 2005, and 2004 $162,500 was paid in respect of his service as a member of the Wise Group management board and the remaining was paid in respect of his service as Chairman.
(2)	Mr. Cameron received $300,000 in additional cash compensation in 2006, 2005 and 2004 pursuant to his employment agreement. See “Employment Agreements” below.
(3)	Delayed payment of 2004 bonus.

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

John Cameron Employment Agreement. John Cameron entered into an employment agreement with Wise Group effective on April 1, 1999. This term of this employment agreement extended through March 31, 2005. Mr. Cameron’s employment agreement provides that, as of July 15, 2002 and continuing until the date he receives a total of $2.5 million, he is entitled to receive, in addition to his salary, $25,000 per month in lieu of the severance that was to be paid to him as of March 31, 2003.

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

Non-competition Agreements

Wise Group is not a party to any non-competition or non-solicitation agreements with any current employees. See “Employment Agreements” above for a description of a non-competition arrangement with a former officer of Wise.

Potential Payments upon termination or change-in-control

Mr. David is entitled to a payment upon a change-in-control of Wise. See “Employment Agreements” above. No other named executive officer is entitled to any payments upon his termination or upon a change-in-control of Wise.

Manager Compensation

For a description of current compensation paid to the members of our management board, see Item 10 “Directors, Executive Officers and Corporate Governance” above. Manager compensation levels are determined annually by our Chief Executive Officer.

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

Compensation Committee Interlocks and Insider Participation

Executive compensation is determined by the executive compensation committee, reporting to the management board, and oversees compensation and benefit plans, reviews compensation levels and makes all compensation decisions relating to Wise’s executive officers, including the grant of any incentive compensation. The executive committee is comprised of David D’Addario, chairman and chief executive officer, and Danny Mendelson, executive vice president and chief strategic officer. David D’Addario is a member of Silver Knot LLC, who along with fellow board manager Greg Garvey, also a member of Silver Knot LLC, serve on the management board of Wise Group. Otherwise, these members of the executive officer compensation have no relationship with any other members of the management board or any other members of the executive compensation committee.

Management Board Report regarding Compensation

The management board of Wise has reviewed and discussed the Compensation Discussion and Analysis with management and based on such review and discussion has included the Compensation Discussion and Analysis in this Form 10-K.

David F. D’Addario

John J. Cameron

Gregory Garvey

Gerald M. David

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The table below sets forth certain information as of March 30, 2007, concerning the beneficial ownership of equity interests in Wise Group, on a fully diluted basis by: each person known by Wise Group to own beneficially more than five percent of the membership interests; its Chief Executive Officer, Chief Strategic Officer and its three other most highly compensated executive officers; each of its managers; and all of its executive officers and managers as a group.

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

Name and Address of Beneficial Owners(1)	Percentage of Ownership
Silver Knot, LLC(2)(3) 10 Middle Street Bridgeport, Connecticut 06604	78.8%
David F. D’Addario(4)	78.8%
Gregory Garvey(5)	78.8%
Danny Mendelson(6)	8.2%
John J. Cameron(7)	6.6%
Richard Weaver	1.09%
Kenneth Stastny	*
Gerald M. David	*
All of Wise Group’s executive officers and managers as a group	98.4%
Others	1.6%

*	Less than 1.0%
(1)	Except as otherwise indicated, the address for each of the named security holders is 857 Elkridge Landing Road, Suite 600, Linthicum, Maryland 21090.
(2)	David F. D’Addario and certain of his family members and Gregory Garvey and certain of his family members collectively own 100% of Silver Knot, LLC. Mr. D’Addario has full management control of Silver Knot, LLC pursuant to its operating agreement.
(3)	In December, 2001, Silver Knot, LLC entered into an agreement with Wise Metals Co. to acquire its 51.29% equity interest in Wise Group. Silver Knot, LLC pledged 61.2% of its equity interest in Wise Group to Wise Metals to secure its payment obligations under the agreement. According to the terms of the pledge, Silver Knot, LLC retains voting rights for its interest and the right to receive distributions, subject to customary events of default.
(4)	David F. D’Addario holds his beneficial membership interests in Wise Group through his interest in Silver Knot, LLC.
(5)	Gregory Garvey holds his beneficial membership interests in Wise Group through his interest in Silver Knot, LLC.
(6)	Danny Mendelson’s interest is comprised of a 5.3% membership interest and 1.3% economic interest.
(7)	John J. Cameron’s interest is comprised of a 3.1% membership interest and a 3.5% economic interest. Part of this interest is held in trust with his family. His family disclaims beneficial ownership of this interest.

Item 13.	Certain Relationships and Related Transactions and Director Independence.

Set forth below is a summary of certain relationships and related party transactions. The pricing of these transactions is not based on independent appraisals and we do not intend to obtain appraisals for future transactions.

Transactions with Management.

Robert David is the brother of Gerald David, a Manager of Wise Group. Robert David is employed by Wise Group as Vice President, National Accounts and was paid $235,000 in salary and bonus in 2006.

Item 14.	Principal Accounting Fees and Services.

The following is a summary of the fees billed to the Company by Ernst & Young LLP for professional services rendered for the fiscal years ended December 31, 2006 and December 31, 2005:

Fee Category	2006 Fees	2005 Fees
Audit Fees	$453,065	$431,352
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—

Total Fees	$453,065	$431,352

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

    See Index to Consolidated Financial Statements in Item 8, “Financial Statements And Supplementary Data”.

(2)	List of Financial Statement Schedules

    The following financial statement schedules of the Company are included herein:

Schedule II – Valuation of Qualifying Accounts

All other schedules for which provision is made in the applicable accounting regulations of the Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

(3)	Exhibits

    The following exhibits are either included in this report or incorporated herein by reference as indicated below:

1.1	Purchase Agreement, dated April 30, 2004, by and among the Issuers, the Guarantors and the Initial Purchasers (incorporated by reference to Exhibit 1.1 to the Company’s Registration Statement on Form S-4 filed on July 23, 2004)

3.1	Second Amended and Restated Limited Liability Company Agreement of Wise Metals Group LLC (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-4/A filed on September 29, 2004)

3.2a	Certificate of Formation of Wise Metals Holdings LLC filed with the Delaware Secretary of State on February 1, 1999 (incorporated by reference to Exhibit 3.2a to the Company’s Registration Statement on Form S-4 filed on July 23, 2004)

3.2b	Certificate of Amendment of Wise Metals Holdings LLC (incorporated by reference to Exhibit 3.2b to the Company’s Registration Statement on Form S-4 filed on July 23, 2004)

3.2c	Articles of Merger of Wise Metals Group LLC (incorporated by reference to Exhibit 3.2c to the Company’s Registration Statement on Form S-4 filed on July 23, 2004)

3.3	Limited Liability Company Agreement of Listerhill Total Maintenance Center LLC (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-4 filed on July 23, 2004)

3.4	Certificate of Formation of Listerhill Total Maintenance Center LLC filed with the Delaware Secretary of State on September 30, 2003 (incorporated by reference to Exhibit 3.4 to the Company’s Registration Statement on Form S-4 filed on July 23, 2004)

3.5	Limited Liability Company Agreement of Wise Warehousing, LLC (incorporated by reference to Exhibit 3.5 to the Company’s Registration Statement on Form S-4 filed on July 23, 2004)

3.6	Certificate of Formation of Wise Warehousing, LLC filed with the Delaware Secretary of State on December 22, 2003 (incorporated by reference to Exhibit 3.6 to the Company’s Registration Statement on Form S-4 filed on July 23, 2004)

3.7	Limited Liability Company Agreement of Wise Alloys LLC (together with amendment 3 thereto) (incorporated by reference to Exhibit 3.7 to the Company’s Registration Statement on Form S-4 filed on July 23, 2004)

3.8	Certificate of Formation of Wise Alloys LLC filed with the Delaware Secretary of State on December 9, 1998 (incorporated by reference to Exhibit 3.8 to the Company’s Registration Statement on Form S-4 filed on July 23, 2004)

3.9	Amended and Restated Limited Liability Company Agreement of Wise Recycling West, LLC (incorporated by reference to Exhibit 3.9 to the Company’s Registration Statement on Form S-4 filed on July 23, 2004)

3.10a	Certificate of Formation of Wise Recycling West, LLC filed with the Delaware Secretary of State on December 27, 2001 (incorporated by reference to Exhibit 3.10a to the Company’s Registration Statement on Form S-4 filed on July 23, 2004)

3.10b	Certificate of Amendment of Certificate of Formation of Wise Recycling West, LLC (incorporated by reference to Exhibit 3.10b to the Company’s Registration Statement on Form S-4 filed on July 23, 2004)

3.11	Limited Liability Company Agreement of Wise Recycling Texas, LLC (incorporated by reference to Exhibit 3.11 to the Company’s Registration Statement on Form S-4 filed on July 23, 2004)

3.12	Certificate of Formation of Wise Recycling Texas, LLC filed with the Delaware Secretary of State on June 4, 2002 (incorporated by reference to Exhibit 3.12 to the Company’s Registration Statement on Form S-4 filed on July 23, 2004)

3.13	Second Amended and Restated Limited Liability Company Operating Agreement of Wise Recycling, LLC (incorporated by reference to Exhibit 3.13 to the Company’s Registration Statement on Form S-4 filed on July 23, 2004)

3.14	Articles of Organization of Wise Recycling, LLC filed with the Maryland Secretary of State on January 20, 1998 (incorporated by reference to Exhibit 3.14 to the Company’s Registration Statement on Form S-4 filed on July 23, 2004)

3.15	Certificate of Incorporation of Wise Alloys Finance Corporation filed with the Delaware Secretary of State on April 18, 2002 (incorporated by reference to Exhibit 3.15 to the Company’s Registration Statement on Form S-4 filed on July 23, 2004)

3.16	Bylaws of Wise Alloys Finance Corporation (incorporated by reference to Exhibit 3.16 to the Company’s Registration Statement on Form S-4 filed on July 23, 2004)

4.1	Indenture, dated May 5, 2004, by and among the Issuers, the Guarantors and the Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-4 filed on July 23, 2004)

4.2	Registration Rights Agreement, dated as of May 5, 2004, by and among the Issuers, the Guarantors and the Initial Purchasers (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-4 filed on July 23, 2004)

10.1	General Security Agreement, dated as of May 5, 2004, by the Issuers and the Guarantors in favor of the Trustee (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-4 filed on July 23, 2004)

10.2	Intercreditor Agreement, dated May 5, 2004, by and between the Trustee and Congress Financial Corporation (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-4 filed on July 23, 2004)

10.3	Collateral Assignment of Acquisition Agreement, dated May 5, 2004, by Wise Alloys LLC in favor of the Trustee (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-4 filed on July 23, 2004)

10.4	Investment Property Pledge and Security Agreement, dated May 5, 2004, by Wise Alloys LLC in favor of the Trustee (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-4 filed on July 23, 2004)

10.5	Fee and Leasehold Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated May 5, 2004, by Wise Alloys LLC in favor of the Trustee (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-4 filed on July 23, 2004)

10.6	Pledge and Security Agreement, dated May 5, 2004, by the Issuers and the Guarantors in favor of the Trustee (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-4 filed on July 23, 2004)

10.7	Trademark Collateral Assignment and Security Agreement, dated May 5, 2004, by and between Wise Alloys LLC and the Trustee (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-4 filed on July 23, 2004)

10.8	Beverage Can Supply Letter Agreement, dated August 10, 1998 and as most recently amended April 1, 2003, by and between Ball Corporation and Wise Alloys LLC (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Amendment No. 1 to the Form S-4 filed on September 29, 2004)†

10.9	Beverage Can Supply Letter Agreement, dated April 22, 2004, by and between Crown Cork & Seal Co. and Wise Alloys LLC (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Amendment No. 1 to the Form S-4 filed on September 29, 2004)†

10.10	Amended and Restated Loan Agreement, dated May 5, 2004, by and among the Issuers, the Guarantors, Congress Financial Corporation, Fleet Capital Corporation and the Financial Institutions named therein (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-4 filed on July 23, 2004)

10.11	Employment Agreement, dated December 31, 2001, by and between Gerald David and Wise Metals Group LLC (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-4 filed on July 23, 2004)

10.12	Employment Agreement, dated April 1, 1999, by and between John Cameron and Wise Metals Group LLC (together with amendments thereto) (incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-4 filed on July 23, 2004)

10.13	$720,000 Real Estate Mortgage Note, dated December 5, 2002, issued by Wise Recycling West, LLC on behalf of TOMRA of North America Finance Corporation (incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-4 filed on July 23, 2004)

10.14	Mortgage, dated December 5, 2002, by and between Wise Recycling West, LLC on behalf of TOMRA of North America Finance Corporation (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-4 filed on July 23, 2004)

10.15	$720,000 Promissory Note, dated December 6, 2002, issued by Wise Recycling West, LLC on behalf of TOMRA of North America Finance Corporation (incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-4 filed on July 23, 2004)

10.16	Deed of Trust, dated December 6, 2002, by and between Wise Recycling West, LLC on behalf of TOMRA of North America Finance Corporation (incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-4 filed on July 23, 2004)

10.17	Environmental Cooperation Agreement, dated March 31, 1999, by Reynolds Metals Company and Wise Alloys LLC (incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement on Form S-4 filed on July 23, 2004)

10.18	Technology License Agreement, dated as of March 31, 1999, between Reynolds Metals Company, Southern Reclamation Company, Inc. and Wise Alloys LLC (incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement on Form S-4 filed on July 23, 2004)

10.19	Purchase Agreement dated as of October 31, 2003, and effective as of June 30, 2003, by and among David D’Addario and John Cameron and Wise Recycling LLC (incorporated by reference to Exhibit 10.19 to the Company’s Registration Statement on Form S-4 filed on July 23, 2004)

10.20	Ground Lease Agreement (Sewage Treatment Plant), dated March 31, 1999, by Reynolds Metals Company and Wise Alloys LLC (incorporated by reference to Exhibit 10.20 to the Company’s Registration Statement on Form S-4 filed on July 23, 2004)

10.21	Ground Lease Agreement (Drinking Water Plant), dated March 31, 1999, by Reynolds Metals Company and Wise Alloys LLC (incorporated by reference to Exhibit 10.21 to the Company’s Registration Statement on Form S-4 filed on July 23, 2004)

10.22	Ground Lease Agreement (Southern Reclamation Plant), dated March 31, 1999, by Reynolds Aluminum Partners and Wise Alloys LLC (incorporated by reference to Exhibit 10.22 to the Company’s Registration Statement on Form S-4 filed on July 23, 2004)

10.23	Lease Agreement, dated March 31, 1999, by Reynolds Metals Company and Wise Alloys LLC (incorporated by reference to Exhibit 10.23 to the Company’s Registration Statement on Form S-4 filed on July 23, 2004)

10.24	Asset Purchase Agreement, dated as of December 30, 1998, among Reynolds Metals Company, Southern Reclamation Company, Inc. Reynolds Aluminum Partners and Wise Alloys LLC (incorporated by reference to Exhibit 10.24 to the Company’s Registration Statement on Form S-4 filed on July 23, 2004)

10.25	Amendment No. 1 to Amended and Restated Loan Agreement, dated as of June 30, 2004, by and among the Issuers, the Guarantors, Congress Financial Corporation, Fleet Capital Corporation and the Financial Institutions named therein (incorporated by reference to Exhibit 10.25 to the Company’s Registration Statement on Form S-4/A filed on September 29, 2004)

10.26	Accounts Purchase and Sale Agreement, dated as of June 30, 2004, by and among Wise Alloys LLC and Congress Financial Corporation (incorporated by reference to Exhibit 10.26 to the Company’s Registration Statement on Form S-4/A filed on September 29, 2004)

10.27	Employment Agreement, dated as of July 1, 2004, by and between Randall R. Powers and Wise Metals Group LLC (incorporated by reference to Exhibit 10.27 to the Company’s Registration Statement on Amendment No. 1 to the Form S-4 filed on September 29, 2004)

10.28	Amendment No. 2 to Amended and Restated Loan Agreement, dated November 10, 2004, by and among the Issuers, the Guarantors, Congress Financial Corporation and Fleet Capital Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004)

10.29	Amendment No. 4 to Amended and Restated Loan Agreement, dated October 31, 2005, by and among the Issuers, the Guarantors, Congress Financial Corporation and Fleet Capital Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005)

10.30	Amendment to Deed of Trust and Assignment of Deed of Trust, dated as January 10, 2005, by Wise Recycling West, LLC, to the Adams County Public Trustee for the benefit of TOMRA of North America Finance Corporation and GAB Holding LLC (incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on form 10-K for the year ended December 31, 2005)

10.31	Extension and Assignment Agreement, entered into as of January 21, 2005, by and among TOMRA of North America Finance Corporation, Wise Recycling West, LLC and GAB Holding LLC (incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on form 10-K for the year ended December 31, 2005)

10.32	Allonge to Real Estate Mortgage Note, attached to, and made a part of that certain Promissory Note dated December 5, 2002, in the principal amount of Seven Hundred Twenty Thousand and 00/100 Dollars ($720,000.00) made by Wise Recycling West, LLC to the order of TOMRA of North America Finance Corporation (incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on form 10-K for the year ended December 31, 2005)

10.33	Amendment No. 3 to Amended and Restated Loan Agreement, dated March 21, 2005, by and among the Issuers, the Guarantors, and Wachovia Corporation (formerly Congress Financial) as Agent Corporation*

10.34	Amendment No. 5 to Amended and Restated Loan Agreement, dated March 6, 2006, by and among the Issuers, the Guarantors, and Wachovia Corporation (formerly Congress Financial) as Agent Corporation (incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005)

10.35	Amendment No. 6 to Amended and Restated Loan Agreement, dated March 31, 2006, by and among the Issuers, the Guarantors, and Wachovia Corporation (formerly Congress Financial) as Agent Corporation*

10.36	Amendment No. 7 to Amended and Restated Loan Agreement, dated April 28, 2006, by and among the Issuers, the Guarantors, and Wachovia Corporation (formerly Congress Financial) as Agent Corporation*

10.37	Amendment No. 8 to Amended and Restated Loan Agreement, dated June 12, 2006, by and among the Issuers, the Guarantors, and Wachovia Corporation (formerly Congress Financial) as Agent Corporation (incorporated by reference to Exhibit 10.30 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2006)

10.38	Amendment No. 9 to Amended and Restated Loan Agreement, dated August 4, 2006, by and among the Issuers, the Guarantors, and Wachovia Corporation (formerly Congress Financial) as Agent Corporation (incorporated by reference to Exhibit 10.31 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2006)

10.39	Amendment No. 10 to Amended and Restated Loan Agreement, dated December 31, 2006, by and among the Issuers, the Guarantors, and Wachovia Corporation (formerly Congress Financial) as Agent Corporation*

10.40	Separation Agreement and Release by and between Randall R. Powers and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2006)

10.41	Master Lease Agreement dated November 13, 2006 by and among The Employees’ Retirement System of Alabama, The Teachers’ Retirement System of Alabama, Wilmington Trust Company and the Company*

10.42	Accounts Purchase and Sale Agreement, dated as of March 31, 2006, by and among Wise Alloys LLC and Wachovia Corporation (formerly Congress Financial) as Agent Corporation*

10.43	Amendment No. 1 to Accounts Purchase and Sale Agreement, dated as of December 31, 2006, by and among Wise Alloys LLC and Wachovia Corporation (formerly Congress Financial) as Agent Corporation*

10.44	Amendment No. 2 to Accounts Purchase and Sale Agreement, dated as of April 9, 2007, by and among Wise Alloys LLC and Wachovia Corporation (formerly Congress Financial) as Agent Corporation*

21	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005)

31.1	Section302 CEO Certification*

31.2	Section302 CFO Certification*

32.1	Section906 CEO Certification*

32.2	Section906 CFO Certification*

*	Filed herewith.
†	Portions of this document have been omitted and filed separately with the SEC pursuant to a request for confidential treatment in accordance with Rule 406 of the Securities Act.

SIGNATURES

Pursuant to the requirements of section 13 or section 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WISE METALS GROUP LLC

Dated: April 17, 2007	/s/ DAVID D’ADDARIO
David D’Addario
Chairman and Chief Executive Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Dated: April 17, 2007	/s/ DAVID D’ADDARIO
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

15(a)

Schedule II

Valuation and Qualifying Accounts

Allowance for Doubtful Accounts

Period Ending	Balance at Beginning of Period	Charge to Costs and Expense	Deductions— Write Offs		Other	Balance at Ending of Period
December 31, 2004	$1,901	—	1,701	(1)	—	200
December 31, 2005	200	860	—		—	1,060
December 31, 2006	1,060	50	10		—	1,100

(1)	An allowance in 2002 was established concurrently with a billing due to the unlikely nature of collection. In 2004, the amount includes the write off this allowance and related receivables recorded in 2002 thus having no impact on earnings.