Form 10-Q
period 2007-03-31
Wise Metals Group LLC
filed 2007-05-15
CIK 1297014

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Wise Metals Group LLC

Condensed Consolidated Balance Sheets

(In thousands)

	March 31, 2007	December 31, 2006
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,370	$2,280
Restricted cash	3,320	7,889
Accounts receivable, less allowance for doubtful accounts ($2,627 in 2007 and $1,129 in 2006)	90,913	104,096
Inventories	158,376	120,565
Fair value of contracts under SFAS 133	5,661	3,897
Other current assets	5,069	5,933

Total current assets	265,709	244,660
Non-current assets:
Property and equipment, net	84,471	84,589
Other assets	9,670	8,724
Goodwill	283	283

Total non-current assets	94,424	93,596

Total assets	$360,133	$338,256

Liabilities and members’ deficit
Current liabilities:
Accounts payable	$73,926	$71,131
Current portion of long-term debt	3,097	1,759
Borrowing under revolving credit facility	182,493	177,187
Fair value of contracts under SFAS 133	860	10,312
Accrued expenses, payroll and other	19,499	14,526

Total current liabilities	279,875	274,915
Non-current liabilities:
Term loans, less current portion	28,777	15,854
Senior secured notes	150,000	150,000
Other liabilities	13,398	12,969

Total non-current liabilities	192,175	178,823
Members’ deficit	(111,917)	(115,482)

Total liabilities and members’ deficit	$360,133	$338,256

See accompanying notes.

Wise Metals Group LLC

Condensed Consolidated Statements of Operations

(In Thousands)

(Unaudited)

	Three months ended March 31,
	2007	2006
Sales	$247,216	$216,276
Cost of sales	241,052	207,394

Gross margin	6,164	8,882
Operating expenses:
Selling, general, and administrative	4,512	2,973

Operating income	1,652	5,909
Other income (expense):
Interest expense and fees, net of interest income	(9,106)	(7,120)
Unrealized gain on derivative instruments	11,019	4,711

Net income	$3,565	$3,500

See accompanying notes.

Wise Metals Group LLC

Condensed Consolidated Statements of Cash Flows

(In Thousands)

(Unaudited)

	Three months ended March 31,
	2007	2006
Cash flows from operating activities

Net income	$3,565	$3,500
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	3,346	3,114
Amortization of deferred financing fees	479	351
Bad debt expense	1,498	—
Unrealized gains on derivatives	(11,019)	(4,711)
Changes in operating assets and liabilities:
Restricted cash	4,569	—
Accounts receivable	11,685	4,049
Inventories	(37,811)	(39,281)
Other current assets	864	662
Accounts payable	2,795	430
Accrued expenses, payroll and other	3,780	6,904

Net cash used in operating activities	(16,249)	(24,982)

Cash flows from investing activities
Purchase of equipment	(3,228)	(3,802)

Net cash used in investing activities	(3,228)	(3,802)

Cash flows from financing activities
Net issuance of short-term borrowings	6,644	24,458
Proceeds from sale-leaseback transaction	14,950	—
Payments on long-term obligations	(2,027)	(53)

Net cash provided by financing activities	19,567	24,405

Net increase (decrease) in cash and cash equivalents	90	(4,379)
Cash and cash equivalents at beginning of period	2,280	6,456

Cash and cash equivalents at end of period	$2,370	$2,077

See accompanying notes.

Wise Metals Group LLC

Notes to Condensed Consolidated Financial Statements

March 31, 2007

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

2. Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements are presented in accordance with generally accepted accounting principles for interim financial information and with the requirements of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the disclosures normally required by accounting principles generally accepted in the United States of America for complete financial statements. The condensed consolidated financial statements have been prepared in accordance with the Company’s customary accounting practices and, in the opinion of management, all adjustments necessary to fairly present the financial position, results of operations and cash flows for the reported interim periods have been made and were of a normal recurring nature. Operating results for the three month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. For further information, refer to the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. The accompanying condensed consolidated financial statements include the accounts of Wise Metals Group LLC and its subsidiaries. Intercompany transactions have been eliminated in consolidation.

Restricted Cash

Restricted cash generally consists of cash on deposit with brokers to support lines of credit associated with the Company’s derivative and hedging activity. At March 31, 2007 and December 31, 2006 substantially all restricted cash was on deposit with brokers associated with derivative and hedging activity as more fully described below.

Derivatives and Hedging Activity

The Company has entered into long-term contracts to supply can sheet to its largest customers. To reduce the risk of changing prices for purchases and sales of metal, including firm commitments under these supply contracts, the Company uses commodity futures and option contracts. In addition, the Company uses natural gas futures and option contracts.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133 (SFAS No. 133), Accounting for Derivative Instruments and Hedging Activity. The Statement requires companies to recognize all derivative instruments as either assets or liabilities on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through the statement of operations. The Company has elected not to designate any of its derivative instruments as hedges under SFAS No. 133.

In determining fair value, the Company uses market quotes for contracts of similar maturity. The market quotes for the aluminum futures and options are adjusted for premiums/discounts for various product grades, locations, and the closing times for various terminal markets.

A summary of the fair value of the Company’s derivative instruments is as follows:

Description of Derivative Instrument	Fair value at March 31, 2007	Fair value at December 31, 2006
Aluminum futures and options	$4,379	$(2,837)
Natural gas futures and options	422	(3,578)

	$4,801	$(6,415)

Unrealized gain (loss) amounts recorded were as follows:

	Three months ended March 31,
Description of Derivative Instrument	2007	2006
Aluminum futures and options	$7,019	$6,852
Natural gas futures and options	4,000	(2,141)

	$11,019	$4,711

In connection with the Company’s futures activity, the Company maintains lines of credit with brokers to cover unrealized losses on futures contracts and uses options to manage price exposure with respect to firm commitments to purchase or sell aluminum.

Inventories

Inventories consisted of the following:

	March 31, 2007	December 31, 2006
Manufacturing inventories:
Raw materials	$85,335	$66,743
Work in progress	72,487	65,832
Finished goods	51,991	39,384
LIFO reserve	(69,454)	(69,454)

Total manufacturing inventories	140,359	102,505
Supplies inventory	18,017	18,060

Total inventories	$158,376	$120,565

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

Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to the future net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds their fair value. Judgments made by us related to the expected useful lives of long-lived assets and the ability to realize any undiscounted cash flows in excess of the carrying amounts of such assets are affected by factors such as the ongoing maintenance and improvements of the assets, changes in the expected use of the assets, changes in economic conditions, changes in operating performance and anticipated future cash flows.

3. Financing Arrangements

Debt consists of the following at:

	March 31, 2007	December 31, 2006
Revolving and secured credit facility	$182,493	$177,187
Senior secured 10.25% notes due 2012	150,000	150,000
Other notes payable	31,874	17,613

	364,367	344,800
Less current portion	(185,590)	(178,946)

	$178,777	$165,854

Effective December 31, 2006, the Company completed an amendment to its revolving credit facility. The amendment was to reset certain covenant levels based on the Company’s most recent financial projections and results and as noted within the credit agreement. As of and subsequent to December 31, 2006, the Company must either meet the minimum Adjusted EBITDA (which represents EBITDA, defined as net income (loss) before income taxes, interest expense and fees, net, and depreciation and amortization, adjusted to exclude early extinguishment of debt, income from affiliate, nonrecurring charges, severance charges and credits, LIFO adjustments, cumulative effect of change in accounting principle and mark-to-market adjustment for contracts under SFAS No. 133) levels as noted within the credit agreement or the Adjusted Excess Availability must be equal to or greater than $20,000,000 for each of the ten (10) consecutive days immediately preceding the last day of the month. As of the March 31, 2007 the Company was in compliance with the debt covenants under this agreement, as amended. See Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” for further discussion.

In 2006 the Company executed a sale-leaseback agreement on certain pieces of production equipment with The Employees’ Retirement System of Alabama in the amount of $29.9 million. The agreement executed on November 13, 2006 provided the Company with an initial funding of $14.95 million followed by an additional $14.95 million which the Company drew down on January 3, 2007. The agreement qualifies as a capital lease and has a three-year term with a fixed interest rate of 10.7%.

Effective March 31, 2006 the Company executed an asset sale agreement with a financial institution that allows the Company to sell certain accounts receivable up to $17 million on a non-recourse basis. This agreement was due to expire on December 31, 2006. On December 31, 2006 the agreement was renewed and extended to June 29, 2007, and allows the Company to sell certain accounts receivable up to $10 million on a non-recourse basis. The agreement was further amended on April 9, 2007 to increase the facility to a total of $20 million. Under the terms of the agreement, the Company agreed to sell on an ongoing basis and without recourse, a designated customer’s accounts receivable. As of March 31, 2007, the Company had sold $10 million of accounts receivable under this agreement. Subsequent to March 31, 2007, the total amount of receivables sold under this agreement had reached $20 million.

At March 31, 2007, the Company also has $1.9 million of outstanding letters of credit with a financial institution. Substantially all the assets of the Company are pledged as collateral for its financing arrangements.

4. Pension and Post-Retirement Benefits

The Company’s pension and other post retirement benefit plans are more fully disclosed in Note 6 of the Notes to Consolidated Financial Statements included in Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. Effective April 1, 1999, the Company established a defined benefit pension plan that covers essentially all union employees. The plan provides certain levels of benefits based on years of service and wage levels, but does not provide benefits for any prior service. In addition, defined contribution plans for both union and nonunion employees were established.

In 2003 the Company agreed to defined contributions, for certain union employees, to multi-employer union pension plans. This was done in exchange for freezing service time and the pension factor in the aforementioned defined benefit plan as of the first quarter of 2004 and eliminating post-retirement benefits for affected employees.

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

The 2007 and 2006 amounts shown below reflect the defined benefit pension and other postretirement benefit expense for the three-month periods ended March 31 for each year:

	Three months ended March 31,
	Pension Benefits		Other Post Retirement Benefits
	2007	2006	2007	2006
Service cost	$344	$325	$356	$385
Interest cost	281	237	142	115
Expected return on plan assets	(273)	(175)	—	—
Amortization of prior service cost	9	9	—	—
Net gain recognition	11	7	(29)	(31)

Net periodic benefit cost	$372	$403	$469	$469

5. Contingencies

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

The Company is a defendant in an action brought by a former executive seeking compensatory damages pending in Delaware State Court. The plaintiff alleges that certain transactions between Wise Metals Group members violated the Company’s Limited Liability Company Agreement because other members were not afforded the opportunity to participate on equal terms, breach of fiduciary duty and conversion of a portion of the plaintiff’s equity interest in the Company. The Company has hired counsel, is vigorously contesting this lawsuit and believes it has meritorious defenses. In addition, this plaintiff sought to enforce an alleged settlement contract with the Company in Alabama State Court. The plaintiff alleged that a deal had been negotiated whereby in exchange for $2 million, the plaintiff would surrender his equity interest in the Company, forgo any claim for a $1 million severance that plaintiff alleges would otherwise come due on his 62nd birthday (payable in $50,000 quarterly installments) and provide the Company with a general release of any existing or potential claims. The Company has accrued a $1 million reserve in connection with this litigation. The Company filed for summary judgment on all claims related to this alleged settlement and on February 12, 2007, the Alabama Court granted the motion in full and dismissed all claims with prejudice. The Plaintiff has noticed an appeal of this ruling, though no briefing schedule has been set by the court.

The Company is a party to certain claims and litigation associated with employment related matters for which management believes that the ultimate resolution will not have a material adverse impact on the Company’s financial position.

Future environmental regulations, including those under the Clean Air Act and Clean Water Act, or more aggressive enforcement of existing regulations, may result in stricter compliance requirements for the Company and for the aluminum industry in general.

In connection with our acquisition of the Listerhill facility in 1999, a consultant performed a soil and groundwater investigation (“Phase II Report”) to identify any environmental issues at the various plants that comprise the Listerhill facility. That Phase II Report identified certain on-site environmental areas of concern that may potentially require investigation or remediation and provided a then-present value estimate of approximately $18 million to address them. Pursuant to the Listerhill facility purchase agreement, the prior owner of the Listerhill facility, Reynolds, now Alcoa, is required to perform the work necessary and to indemnify the Company against the environmental matters required by applicable law to be addressed that are identified in the Phase II Report and any other such environmental liabilities attributable to Reynolds that were identified on or before March 31, 2004 subject to certain limitations. Alcoa disagrees with the cost estimates contained in the Phase II Report and has stated that it estimates that the environmental issues identified in the Phase II Report will cost less than $18 million to remediate. Although Alcoa has conducted some on-site environmental investigations and sampling and has submitted reports to the Alabama Department of Environmental Management (ADEM) regarding most of the on-site areas of concern, it has not yet commenced cleanup activities with respect to many of the areas of concern.

The Company is also party to an Environmental Cooperation Agreement, or ECA, with Alcoa, which is Reynolds’ successor. The ECA addresses, among other things, the use of a surface water ditch system by both us and Alcoa, the use of process water retention ponds on Alcoa’s property and certain surface drainage easements across our property. The ECA expires in December 2009, with automatic two year renewal periods unless either party elects to terminate, in which event the ECA will terminate one year following such election. Under the ECA, each party defends and indemnifies the other against claims arising from its own violations of any applicable environmental laws, its handling, use, or disposal of hazardous materials at the Listerhill facility, a breach of any warranties, representations or covenants in the agreement, or damage or loss to property and injury to or death of any persons.

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

6. Business Segment Information

A reportable segment is a component of an enterprise in which the operating results are regularly reviewed by the enterprise’s chief operating decision maker to make decisions about resources to be allocated to the segment and assess its performance, and for which discrete financial information is available. The Company has two reportable segments under SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information: Alloys and Recycling.

Wise Alloys: Alloys principally manufactures and sells aluminum can sheet to aluminum can producers and also serves the transportation, building, and construction markets. Beverage can stock is aluminum sheet specifically designed and engineered for use in the production of aluminum beverage cans and represents the Company’s primary product. Can stock customers include Ball Corporation, Crown Holdings, Inc. and Rexam PLC, the three largest beverage can manufacturers in the world. In addition, Alloys produces food can stock and semi-fabricated aluminum sheet for building and construction, transportation and other markets.

Wise Recycling: Recycling is engaged in the recycling and sale of scrap aluminum and other non-ferrous metals for use by Alloys as well as for sale to third parties. Recycling provides the Company with an effective, profitable infrastructure to obtain a portion of Alloys’ scrap requirements. Recycling has developed a collection process that utilizes both direct acquisitions from scrap dealers and industrial accounts, as well as “off-the-street” from the actual consumer. Furthermore, Recycling collects other forms of non-ferrous scrap, primarily non-UBC aluminum, copper and brass, for sale in the merchant market. The Company is currently expanding the business of Recycling to include warehousing operations in order to provide regional shipping centers for our scrap collection and to enhance the ability to provide a vendor managed inventory program for Alloys customers.

Substantially all revenues and assets are attributed to or are located in the United States. The Company evaluates segment performance based on profit or loss from operations excluding corporate general and administrative expenses, LIFO adjustments, and derivative gains or losses included in cost of sales. The accounting policies of the segments are the same as those described in the significant accounting policies.

We have concluded that TMC is not a reportable segment because it is not significant to our consolidated operations and represents less that 10% of our revenues in each of the past three years ended December 31, 2006, 2005 and 2004. Financial information about TMC is included in the “Other” caption in the tables below.

The following table sets forth information on the Company’s reportable segments:

	Three Months Ended March 31,
	2007	2006
Net Sales
Alloys	$218,228	$192,273
Recycling – (Note 1)	28,410	23,632
Other	578	371

Net sales	$247,216	$216,276

Segment profit (loss)
Alloys	$8,284	$(614)
Recycling – (Note 1)	1,940	2,370
Other	—	—

Segment profit	10,224	1,756
Mark-to-market adjustments for contracts under SFAS No. 133	11,019	4,711
Corporate and other undistributed expenses, net	(17,678)	(2,967)

Net income	3,565	3,500

Note 1: The Company has eliminated all intercompany sales and cost of sales associated with transfers of recycled aluminum from Recycling to Alloys. Recycling transfers aluminum to Alloys at market value and recognizes profit only when the sale to the end consumer is completed. During each of the periods presented, Recycling transferred aluminum with a cost of $25,585 and $19,777 to Alloys for the three months ended March 31, 2007 and 2006, respectively.

	As of
	March 31, 2007	December 31, 2006
Total Assets
Alloys	$313,977	$297,754
Recycling	37,352	31,409
Corporate and other	8,804	9,093

Total assets	$360,133	$338,256

	As of March 31,
	2007	2006
Depreciation and Amortization
Alloys	$3,175	$2,928
Recycling	171	144
Corporate and other	—	42

Total depreciation and amortization	3,346	3,114

	As of March 31,
	2007	2006
Capital Expenditures
Alloys	$3,141	$3,262
Recycling	87	540
Corporate and other	—	—

Total capital expenditures	3,228	3,802

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are the third largest producer of aluminum beverage can sheet in the world and one of the largest aluminum scrap recyclers in the United States. Beverage can sheet is aluminum sheet specifically designed and engineered for the production of aluminum beverage cans. Our customers include Ball, Crown, and

Rexam. These customers produce aluminum cans for the largest brewers and carbonated soft drink makers in North America. In addition, we provide food container stock and semi-fabricated aluminum sheet for the transportations and other common alloy markets. In 2006, we supplied an estimated 14% of the North American market for aluminum beverage can sheet as measured by volume and we own one of only five beverage can sheet facilities in North America, providing valuable capacity to a consolidated industry. We further estimate that our market share for 2007 will remain consistent, while also increasing our market presence in the common alloy markets.

Unlike some of our principal competitors, we do not manufacture aluminum from bauxite. Instead, we process aluminum scrap and prime aluminum manufactured by third parties. As a result, we do not have the capital requirements and high fixed costs associated with the production of prime aluminum. Historically, prices of our aluminum can sheet and other products have been directly correlated to the prices of our metal costs due to the standard industry practice of passing through metal costs to customers, subject to the impacts of metal ceiling or “price caps.” The Company expects to have no impact from metal ceilings in 2007.

Quarterly Information

Our quarterly revenues tend to fluctuate period to period based in large part on changes in aluminum prices. These changes generally do not affect our cash flow because we seek to match our hedging positions to our contractually-obligated sales agreements. We also pass aluminum cost increases to customers through an indexed pricing mechanism and/or by fixing the cost of metal through forward contracts on the London Metals Exchange (LME). Our net income may also fluctuate period to period based on the mark to market adjustments for derivatives we hold to hedge aluminum and natural gas. Because we do not designate our forward contracts as hedges under Statement of Financial Accounting Standards No. 133 (FAS 133), Accounting for Derivative Instruments and Hedging Activity, we are required to recognize the non-cash mark to market adjustment in our current earnings and these adjustments may be material.

Critical Accounting Policies

We have prepared our financial statements in conformity with accounting principles generally accepted in the United States. These statements include some amounts that are based on informed judgments and estimates of management. Our critical accounting policies are discussed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2006. Since the date of our 2006 Form 10-K, there have been no changes to our critical accounting policies or the methodologies and assumptions applied under them.

Operating Results

Three months ended March 31, 2007 and 2006

Sales. Consolidated sales increased from $216.3 million in the three months ended March 31, 2006, to $247.2 million in the comparable period in 2007, an increase of $30.9 million or 14%. The increase was a result of higher prices driven primarily by higher metal cost pass-through while shipments remained relatively flat decreasing from 169.9 million pounds in the first three months of 2006 to 169.3 million pounds in the first three months of 2007.

Wise Alloys sales increased from $192.3 million in the three months ended March 31, 2006 to $218.0 million in the comparable period in 2007, an increase of $25.7 million or 13%. First quarter shipments, however, were lower due mostly to can sheet customers reducing inventory quantities from year-end levels combined with the effect of slightly lower contractual volumes which resulted from negotiations to improve pricing. Shipment volumes decreased from 144.0 million pounds in the three months ended March 31, 2006 to 137.2 million pounds in the first quarter of 2007, a decrease of 6.8 million pounds or 5%. Offsetting the decrease in shipment volumes were price increases that were effective on January 1, 2007.

Wise Recycling sales to third parties increased from $23.6 million in the three months ended March 31, 2006 to $28.4 million in the comparable period in 2007, an increase of $4.8 million or 20%. Shipments by Wise Recycling to third parties increased approximately 24% for the first quarter of 2007 due to higher recycling activity.

Cost of Sales. Consolidated cost of sales increased from $207.4 million in the three months ended March 31, 2006, to $241.0 million in the three months ended March 31, 2007, an increase of $33.6 million or 16%.

Wise Alloys cost of sales increased from $192.9 million in the three months ended March 31, 2006 to $208.2 million in the three months ended March 31, 2007, an increase of $15.3 million or 8%. Metal costs, representing 71% of Alloys cost of sales in the first quarter of 2006 and 72% in the first quarter of 2007, increased from $137.3 million in the first quarter of 2006 to $150.2 million in the first quarter of 2007, an increase of $12.9 million or 9%. The increase is attributable to higher metal prices offset by the 5% decrease in shipments. This was partially offset by a 25% decrease in natural gas cost from $12.25 per mmBTU’s for the three months ended March 31, 2006 to $9.21 per mmBTU’s for the three months ended March 31, 2007.

Wise Recycling cost of sales associated with third party sales increased from $21.3 million in the three months ended March 31, 2006 to $26.5 million in the three months ended March 31, 2007, an increase of 24%. The increase can be attributed to the increased volumes at Recycling.

Selling, General and Administrative. Selling, general and administrative expense increased from $3.0 million in the first quarter of 2006 to $4.5 million in the first quarter of 2007 resulting from a $1.5 million increase in the Company’s bad debt expense due to a specific customer reserve. The Company remains in dispute with one of its larger customers over interpretation of a contract clause that affects a pricing formula used to derive the final sales price. The $1.5 million increase in selling, general and administrative expenses is a direct result of this dispute.

Interest Expense and Fees. Interest expense and fees increased from $7.1 million in the first quarter of 2006 to $9.1 million in the first quarter of 2007 due to higher outstanding amounts on our line of credit which increased from $161.5 million at March 31, 2006, to $182.5 million at March 31, 2007. The increase was due to higher working capital needs caused by higher metal prices.

Mark-to-Market for Contracts under SFAS No. 133. This income represents the non-cash gain we recognized from changes in the value of our derivative financial instruments. The unrealized gains were primarily a result of forward contracts entered into to hedge the cost of natural gas and aluminum. The fair value increase during the first quarter of 2006 was $4.7 million compared to an increase of $11.0 million during the first quarter of 2007.

Liquidity and Capital Resources

The following discusses material changes in our liquidity and capital resources in the first quarter of 2007. For a more complete discussion, refer to our Annual Report on Form 10-K for the year ended December 31, 2006.

As of March 31, 2007, the outstanding balance on our revolving line of credit facility was $182.5 million. In addition, we had approximately $1.9 million of outstanding letters of credit against our $207.5 million revolving credit line. The termination date on the facility is May 5, 2009. The terms of the credit facility permit us to enter into various forms of additional financing with varying amounts. As of March 31, 2007, the Company was in compliance with the debt covenants under this agreement. Furthermore, we frequently offer cash discounts for early payment against receivables from our major can sheet customers which can also decrease outstanding debt and increase overall liquidity.

Our liquidity has been directly impacted by aluminum prices which have increased steadily and dramatically since 2002. Average aluminum prices in 2002 were 65.4 cents per pound and have risen over 87% to average $1.22 per pound in 2006 and risen still further to average $1.30 per pound for the three months ended March 31, 2007. These price increases have impacted and are continuing to impact our working capital requirements resulting in higher outstanding debt supported by higher levels of receivables and inventory. Our net liquidity is determined based on a standard borrowing base formula which accounts for the collateral value of inventory and receivables on a basis approximating the lower of current cost (on a FIFO basis) or fair market value. This borrowing base is then compared to the outstanding loan balance including outstanding letters of credit to determine a net amount available for additional borrowings.

Three months ended March 31, 2007 and 2006.

Operating Activities. During the three months ended March 31, 2007, net cash used in operating activities was $16.3 million, compared to $25.0 million during the three months ended March 31, 2006. Fluctuations in cash used in and provided by operating activities are subject to changing working capital requirements especially for accounts receivable and inventory. During the three months ended March 31, 2006, accounts receivable decreased from $73.3 million at December 31, 2005, to $69.3 million at March 31, 2006, representing a decrease of $4.0 million. In the first quarter of 2007, receivables decreased from $104.1 million at December 31, 2006, to $90.9 million at March 31, 2007, a decrease of $13.2 million. The receivables at December 31, 2006, were relatively high as a result of a significant can sheet customer who had increased its order rate significantly at the end of the year leading to a temporary increase in accounts receivable and a corresponding decrease in inventory levels. This also contributed to a $37.8 million increase in inventory from December 31, 2006 to March 31, 2007. This was somewhat offset by aluminum prices, which decreased from an average of $1.31 per pound in December to an average of $1.29 per pound in March 2007.

Effective March 31, 2006 the Company executed an asset sale agreement with a financial institution that allows the Company to sell certain accounts receivable up to $17 million on a non-recourse basis. This agreement was due to expire on December 31, 2006. On December 31, 2006 the agreement was renewed and extended to June 29, 2007, and allowed the Company to sell certain accounts receivable up to $10 million on a non-recourse basis. The agreement was further amended on April 9, 2007 to increase the facility to a total of $20 million. As of March 31, 2007 the Company had sold $10 million of accounts receivable under this agreement. Subsequent to March 31, 2007, the total amount of receivables sold under this agreement had reached $20 million.

Investing Activities. In the three months ended March 31, 2007, our capital expenditures were $3.2 million, compared to $3.8 million during the same period in 2006. Both first quarter periods included some significant projects leading to relatively higher expenditures in the quarter. First quarter 2006 projects included expansion of one of our recycling facilities and a major project to upgrade one of our furnaces. First quarter 2007 projects included a significant furnace rebuild. The Company is continuing the next step in a program to further diversify industry product offerings by adding increased width to its aluminum can-stock capabilities. The results of this phase will extend the width of Wise Alloys can stock from 60 inches to 72 inches by the end of 2008. This project will allow Wise Alloys’ can-sheet product to become also available to beverage-can producers that use “14 and 15 out” extended-width cupping presses in their manufacturing process.

Financing Activities. Net cash provided by financing activities was $19.6 million in the three months ended March 31, 2007, compared to $24.4 million in the first three months of 2006. Net cash provided by financing activities was related to increased borrowings under the revolving line of credit to fund increased working capital needs due to an increase in inventories in 2007 and primarily due to higher aluminum prices in 2006 and capital expenditures.

In 2006 the Company executed a sale-leaseback agreement on certain pieces of production equipment with The Employees’ Retirement System of Alabama in the amount of $29.9 million. The agreement executed on November 13, 2006 provided the Company with an initial funding of $14.95 million followed by an additional $14.95 million which the Company drew down on January 3, 2007. The agreement qualifies as a capital lease and has a three-year term with a fixed interest rate of 10.7%.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For the quarter ended March 31, 2007 there are no material changes to the quantitative and qualitative disclosures about market risk presented in Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

ITEM 4.	CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures

As of March 31, 2007, our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), has conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Securities Exchange Act Rule 13a-15(e), as amended). Based on the evaluation, our CEO and CFO concluded that our disclosure controls and procedures as of March 31, 2007 were not effective because of a material weakness in internal control over financial reporting described below.

(b) Changes in Internal Control Over Financial Reporting

We conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2006. Based on our evaluation of internal control over financial reporting, management identified the following material weakness as of December 31, 2006:

The Company has not maintained sufficient staff with appropriate training in US GAAP and SEC financial rules and regulations. These deficiencies result in the potential for material misstatements and/or inadequate disclosures in the Company’s financial statements.

The Company has evaluated its resource requirements to ensure the timely and effective review and management of its reporting processes. The Company has formed a Finance Committee consisting of various financial and accounting personnel to regularly review the effectiveness of internal controls over reporting and is evaluating staffing requirements to ensure the preparation of financial statements in accordance with GAAP. It has also added and is continuing to add additional financial staff, and has reviewed and updated scheduling and planning protocols in place to ensure continued timely compliance with SEC reporting deadlines. Furthermore, the Company developed a process and has begun to execute a plan to evaluate and engage an external consulting firm to assist in a review of its internal control policies and to develop a plan to test those controls and assist management in any required remediation activity.

Despite making progress during the fist quarter of 2007, the remedial action described above is ongoing and is not yet complete. Therefore, the Company’s internal control over financial reporting was not effective as of March 31, 2007.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are a defendant from time to time in various legal actions arising in the normal course of business, the outcomes of which, in the opinion of management, neither individually nor in the aggregate are likely to result in a material adverse effect on our business, results of operations or financial condition. The following describes material developments in the first quarter of 2007 with respect to those proceedings reported in our Annual Report on Form 10-K for the year ended December 31, 2006.

The Company is a defendant in an action brought by a former executive seeking compensatory damages pending in Delaware State Court. The plaintiff alleges that certain transactions between Wise Metals Group members violated the Company’s Limited Liability Company Agreement because other members were not afforded the opportunity to participate on equal terms, breach of fiduciary duty and conversion of a portion of the plaintiff’s equity interest in the Company The Company has hired counsel, is vigorously contesting this lawsuit and believes it has meritorious defenses. In addition, this plaintiff sought to enforce an alleged settlement contract with the Company in Alabama State Court. The plaintiff alleged that a deal had been negotiated whereby in exchange for $2 million the plaintiff would surrender his equity interest in the Company, forgo any claim for a $1 million severance that plaintiff alleges would otherwise come due on his 62nd birthday (payable in $50,000 quarterly installments) and provide the Company with a general release of any existing or potential claims. The Company has accrued a $1 million reserve in connection with this litigation. The Company filed for summary judgment on all claims related to this alleged settlement and on February 12, 2007, the Alabama Court granted the motion in full and dismissed all claims with prejudice. The Plaintiff has noticed an appeal of this ruling, though no briefing schedule has been set by the court.

ITEM 1A.	RISK FACTORS

There were no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WISE METALS GROUP LLC

Dated: May 15, 2007	/s/ David D’Addario
David D’Addario
Chairman and Chief Executive Officer

/s/ Kenneth Stastny
Kenneth Stastny
Chief Financial Officer