Form 10-Q
period 2007-06-30
Wise Metals Group LLC
filed 2007-08-14
CIK 1297014

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Wise Metals Group LLC

Condensed Consolidated Balance Sheets

(In thousands)

	June 30, 2007	December 31, 2006
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$4,071	$2,280
Restricted cash	1,479	7,889
Accounts receivable, less allowance for doubtful accounts ($2,718 in 2007 and $1,359 in 2006)	117,173	104,096
Inventories	148,949	120,565
Other current assets	7,884	9,830

Total current assets	279,556	244,660
Non-current assets:
Property and equipment, net	86,222	84,589
Other assets	8,686	8,724
Goodwill	283	283

Total non-current assets	95,191	93,596

Total assets	$374,747	$338,256

Liabilities and members’ deficit
Current liabilities:
Accounts payable	$90,509	$71,131
Current portion of long-term debt	3,097	1,759
Borrowings under revolving credit facility	192,540	177,187
Accrued expenses, payroll and other	13,604	24,838

Total current liabilities	299,750	274,915
Non-current liabilities:
Term loans, less current portion	27,966	15,854
Senior notes	150,000	150,000
Other liabilities	13,887	12,969

Total non-current liabilities	191,853	178,823
Members’ deficit	(116,856)	(115,482)

Total liabilities and members’ deficit	$374,747	$338,256

See accompanying notes.

Wise Metals Group LLC

Condensed Consolidated Statements of Operations

(In thousands)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Sales	$277,800	$283,254	$525,016	$499,530
Cost of sales	266,676	284,908	507,728	492,302

Gross margin (deficit)	11,124	(1,654)	17,288	7,228
Operating expenses:
Selling, general, and administrative	3,419	2,906	7,931	5,879

Operating income (loss)	7,705	(4,560)	9,357	1,349
Other (expense) income:
Interest expense and fees, net	(9,308)	(8,444)	(18,414)	(15,564)
Unrealized (loss) gain on derivative instruments	(3,336)	(3,456)	7,683	1,255

Net loss	$(4,939)	$(16,460)	$(1,374)	$(12,960)

See accompanying notes.

Wise Metals Group LLC

Condensed Consolidated Statements of Cash Flows

(In Thousands)

(Unaudited)

	Six months ended June 30,
	2007	2006
Cash flows from operating activities
Net loss	$(1,374)	$(12,960)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,551	6,221
Amortization of deferred financing fees	984	778
Bad debt expense	2,449	—
Unrealized gains on derivative instruments	(7,683)	(1,255)
Changes in operating assets and liabilities:
Restricted cash	6,410	(2,909)
Accounts receivable	(15,526)	(8,127)
Inventories	(28,384)	(51,965)
Other current assets	22	1,785
Accounts payable	19,378	27,401
Accrued expenses, payroll and other	(1,655)	158

Net cash used in operating activities	(18,828)	(40,873)
Cash flows from investing activities
Purchase of equipment	(8,184)	(6,493)

Net cash used in investing activities	(8,184)	(6,493)
Cash flows from financing activities
Net issuance of short-term borrowings	15,353	43,322
Proceeds from sale-leaseback transaction	14,950	—
Payments on long-term obligations	(1,500)	(106)
Issuance of long-term borrowings	—	693

Net cash provided by financing activities	28,803	43,909

Net increase (decrease) in cash and cash equivalents	1,791	(3,457)
Cash and cash equivalents at beginning of period	2,280	6,456

Cash and cash equivalents at end of period	$4,071	$2,999

See accompanying notes.

Wise Metals Group LLC

Notes to Condensed Consolidated Financial Statements

June 30, 2007

(Unaudited)

(Dollars in thousands)

1. Organization

Wise Metals Group LLC is a holding company formed for the purpose of managing the operations of Wise Alloys LLC, Wise Recycling LLC and Listerhill Total Maintenance Company LLC (collectively, the Company). Wise Alloys LLC (Alloys) principally manufactures and sells aluminum can sheet to aluminum can producers and also serves the transportation and building and construction markets. Wise Recycling LLC (Recycling) is engaged in the recycling and sale of scrap aluminum and other metals. Listerhill Total Maintenance Company LLC (TMC) specializes in providing maintenance, repairs and fabrication to manufacturing and industrial plants all over the world ranging from small onsite repairs to complete turn-key maintenance.

2. Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements are presented in accordance with generally accepted accounting principles for interim financial information and with the requirements of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the disclosures normally required by accounting principles generally accepted in the United States of America for complete financial statements. The condensed consolidated financial statements have been prepared in accordance with the Company’s customary accounting practices and, in the opinion of management, all adjustments necessary to fairly present the financial position, results of operations and cash flows for the reported interim periods have been made and were of a normal recurring nature. Operating results for the three and six month periods ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. For further information, refer to the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. The accompanying condensed consolidated financial statements include the accounts of Wise Metals Group LLC and its subsidiaries. Intercompany transactions have been eliminated in consolidation.

Restricted Cash

Restricted cash generally consists of cash on deposit with brokers to support lines of credit associated with the Company’s derivative and hedging activity. At June 30, 2007 and December 31, 2006 substantially all restricted cash was on deposit with brokers associated with derivative and hedging activity as more fully described below.

Derivatives and Hedging Activity

The Company has entered into long-term contracts to supply can sheet to its largest customers. To reduce the risk of changing prices for purchases and sales of metal, including firm commitments under these supply contracts, the Company uses commodity futures and option contracts. In addition, the Company uses natural gas futures and option contracts.

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133 (SFAS No. 133), Accounting for Derivative Instruments and Hedging Activity. The Statement requires companies to recognize all derivative instruments as either assets or liabilities on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through the statement of operations. The Company has elected not to designate any of its derivative instruments as hedges under SFAS No. 133.

In determining fair value, the Company uses market quotes for contracts of similar maturity. The market quotes for the aluminum futures and options are adjusted for premiums/discounts for various product grades, locations, and the closing times for various terminal markets.

A summary of the fair value of the Company’s derivative instruments is as follows:

Description of Derivative Instrument	Fair value at June 30, 2007	Fair value at December 31, 2006
Aluminum futures and options	$1,886	$(2,837)
Natural gas futures and options	(421)	(3,578)

	$1,465	$(6,415)

Unrealized gain (loss) amounts recorded were as follows:

	Six months ended June 30,
Description of Derivative Instrument	2007	2006
Aluminum futures and options	$4,526	$4,086
Natural gas futures and options	3,157	(2,831)

	$7,683	$1,255

In connection with the Company’s futures activity, the Company maintains lines of credit with brokers to cover unrealized losses on futures contracts and uses options to manage price exposure with respect to firm commitments to purchase or sell aluminum.

Inventories

Inventories consisted of the following:

	June 30, 2007	December 31, 2006
Manufacturing inventories:
Raw materials	$80,927	$66,743
Work in progress	57,408	65,832
Finished goods	62,160	39,384
LIFO reserve	(69,454)	(69,454)

Total manufacturing inventories	131,041	102,505
Supplies inventory	17,908	18,060

Total inventories	$148,949	$120,565

Manufacturing inventories are stated at lower of cost or market based on the last-in, first-out (LIFO) method. An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Interim LIFO calculations must necessarily be based on management’s estimates of expected year-end inventory levels and costs dependent upon prevailing aluminum costs and other factors which are beyond management’s control. Accordingly, management’s estimates of the effects of LIFO calculations on inventories and costs of sales are subject to change prior to the year-end calculation.

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

New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157 (SFAS No. 157), Fair Value Measurements. This statement defines fair value and provides guidance for measuring fair value and the necessary disclosures. This statement does not require any new fair value measurements and applies to all other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 will be effective for the Company’s fiscal year ending December 31, 2008. The Company has not yet determined the impact from adoption of this new accounting pronouncement on the Company’s financial position.

In September 2006, the FASB issued SFAS No. 158 (SFAS No. 158), Employers’ Accounting for Defined Benefit and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132 (R). SFAS No. 158 requires companies to recognize a net liability or asset and an offsetting adjustment to accumulated other comprehensive income to report the funded status of defined benefit pension and other postretirement benefit plans. SFAS No. 158 requires prospective application, and the recognition and disclosure requirements are effective for the Company’s fiscal year ending December 31, 2007. In addition, SFAS No. 158 requires companies to measure plan assets and obligations at their year-end balance sheet date. This requirement is effective for the Company’s fiscal year ending December 31, 2008. Management is currently evaluating the impact of the adoption of SFAS No. 158 on the Company’s financial statements.

3. Financing Arrangements

Debt consists of the following at:

	June 30, 2007	December 31, 2006
Revolving and secured credit facility	$192,540	$177,187
Senior secured 10.25% notes due 2012	150,000	150,000
Other notes payable	31,063	17,613

	373,603	344,800
Less current portion	(195,637)	(178,946)

	$177,966	$165,854

Effective December 31, 2006, the Company completed an amendment to its revolving credit facility. The amendment reset certain covenant levels based on the Company’s most recent results and projections. Pursuant to the amendment, as of and subsequent to December 31, 2006, the Company must either meet the minimum Adjusted EBITDA levels (which represents EBITDA, defined as net income (loss) before income taxes, interest expense and fees, net, and depreciation and amortization, adjusted to exclude early extinguishment of debt, income from affiliate, nonrecurring charges, severance charges and credits, LIFO adjustments, cumulative effect of change in accounting principle and mark-to-market adjustment for contracts under SFAS No. 133) or the Adjusted Excess Availability as defined within the credit agreement must be equal to or greater than $20,000,000 for each of the ten (10) consecutive days immediately preceding the last day of the month. As of June 30, 2007 the Company was in compliance with the debt covenants under this agreement, as amended. See Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operation — Liquidity and Capital Resources” for further discussion.

Effective March 31, 2006 the Company executed an asset sale agreement with a financial institution that allows the Company to sell certain accounts receivable up to $17 million on a non-recourse basis. This agreement was due to expire on December 31, 2006. On December 31, 2006 the agreement was renewed and extended to June 15, 2007, and allowed the Company to sell certain accounts receivable up to $10 million on a non-recourse basis. The agreement was further amended on April 9, 2007 to increase the facility to a total of $20 million and extend the term of the agreement to June 29, 2007. Under the terms of the agreement, the Company agreed to sell on an ongoing basis and without recourse, a designated customer’s accounts receivable. The Company has not renewed the agreement which had been extended to June 29, 2007 and therefore as of June 30, 2007, the Company had no sales of accounts receivable under this agreement. At June 30, 2007, the Company also has $1.7 million of outstanding letters of credit with a financial institution. Substantially all the assets of the Company are pledged as collateral for its financing arrangements.

4. Pension and Post-Retirement Benefits

The Company’s pension and other post retirement benefit plans are more fully disclosed in Note 8 of the Notes to Consolidated Financial Statements included in Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. Effective April 1, 1999, the Company established a defined benefit pension plan that covers essentially all union employees. The plan provides certain levels of benefits based on years of service and wage levels, but does not provide benefits for any prior service. In addition, defined contribution plans for both union and nonunion employees were established.

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

The 2007 and 2006 amounts shown below reflect the defined benefit pension and other postretirement benefit expense for the three and six month periods ended June 30 for each year:

	Three months ended June 30				Six months ended June 30
	Pension Benefits		Other Post Retirement Benefits		Pension Benefits		Other Post Retirement Benefits
	2007	2006	2007	2006	2007	2006	2007	2006
Service cost	$344	$325	$356	$385	$689	$650	$711	$771

Interest cost	281	237	142	115	562	474	283	229

Expected return on plan assets	(273)	(175)	—	—	(547)	(350)	—	—

Amortization of prior service cost	9	9	—	—	18	18	—	—

Net loss (gain) recognition	11	7	(29)	(31)	22	14	(59)	(61)

Net periodic benefit cost	$372	$403	$469	$469	$744	$806	$935	$939

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

The Company was a defendant in an action brought by a former executive seeking compensatory damages previously pending in Delaware State Court. The plaintiff alleged that certain transactions between Wise Metals Group members violated the Company’s Limited Liability Company Agreement because other members were not afforded the opportunity to participate on equal terms, breach of fiduciary duty and conversion of a portion of the plaintiff’s equity interest in the Company. On June 25, 2007, the parties reached a settlement whereby in exchange for $2 million, the plaintiff would surrender his equity interest in the Company, forgo any claim for a $1 million severance that plaintiff alleges would otherwise come due on his 62nd birthday and provide the Company with a general release of any existing or potential claims. This settlement was approved by the court and the action was dismissed on June 25, 2007.

On August 11, 2006 the Company filed a lawsuit against Crown Cork and Seal (USA), Inc. in state court in Alabama (“Alabama Action”) for breach of contract and seeking a declaratory judgment on our beverage can sheet and food sheet contracts. The lawsuit alleges damages because of breaches by Crown of the beverage can sheet contract, and asks the court to interpret certain pricing provisions of the food contract. On January 26, 2007, Crown entered a counterclaim asserting breach of contract and seeking declaratory judgments on our beverage can sheet and food container contracts.

On September 8, 2006, Crown filed a lawsuit against the Company in state court in Pennsylvania (“Pennsylvania Action”) for breach of contract and seeking declaratory judgments on our beverage can sheet and food container contracts. The Pennsylvania Action has been stayed upon the Company’s motion pending resolution of the Alabama Action.

The Company intends to vigorously contest the Pennsylvania Action and the counterclaim in the Alabama Action and at this time is unable to determine the reasonable likely outcome of both the Company’s and Crown’s claims. In the opinion of management, amounts accrued for exposures relating to the aforementioned contingencies, and other legal proceedings are adequate and, accordingly, the ultimate resolution of these matters is not expected to have a material adverse effect on the Company’s consolidated financial statements.

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

The following table sets forth information on the Company’s reportable segments:

	Three Months Ended		Six Months Ended
($ in thousands)	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Net Sales
Alloys	$234,105	$245,283	$452,333	$437,556
Recycling – (Note 1)	43,069	37,584	71,479	61,216
Other	626	387	1,204	758

Net sales	$277,800	$283,254	$525,016	$499,530

Segment (loss) profit
Alloys	$2,799	$(16,135)	$11,083	$(16,749)
Recycling – (Note 1)	3,307	4,969	5,247	7,339

Segment (loss) profit	6,106	(11,166)	16,330	(9,410)
LIFO adjustments	—	—	—	—
Mark-to-market adjustments for contracts under SFAS 133	(3,336)	(3,456)	7,683	1,256
Corporate and other undistributed expenses, net	(7,709)	(1,838)	(25,387)	(4,806)

Net (loss) income	$(4,939)	$(16,460)	$(1,374)	$(12,960)

Note 1: The Company has eliminated all intercompany sales and cost of sales associated with transfers of recycled aluminum from Recycling to Alloys. Recycling transfers aluminum to Alloys at market value and recognizes profit only when the sale to the end consumer is completed. Recycling transferred aluminum with a cost of $36,350, $23,663, $61,935 and $43,440 to Alloys for the three and six months ended June 30, 2007 and 2006, respectively.

	As of
	June 30, 2007	December 31, 2006
Total Assets
Alloys	$303,139	$297,754
Recycling	45,801	31,409
Corporate and other	25,807	9,093

Total assets	$374,747	$338,256

	As of June 30,
	2007	2006
Depreciation and Amortization
Alloys	$6,205	$5,854
Recycling	342	283
Corporate and other	4	84

Total depreciation and amortization	$6,551	$6,221

	As of June 30,
	2007	2006
Capital Expenditures
Alloys	$7,913	$5,852
Recycling	193	641
Corporate and other	78	—

Total capital expenditures	$8,184	$6,493

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are the third largest producer of aluminum beverage can sheet in the world and one of the largest aluminum scrap recyclers in the United States. Beverage can sheet is aluminum sheet specifically designed and engineered for the production of aluminum beverage cans. Our customers include Ball, Crown, and Rexam. These customers produce aluminum cans for the largest brewers and carbonated soft drink makers in North America. In addition, we provide food container stock and semi-fabricated aluminum sheet for the transportation and other common alloy markets. In 2006, we supplied an estimated 14% of the North American market for aluminum beverage can sheet as measured by volume and we own one of only five beverage can sheet facilities in North America, providing valuable capacity to a consolidated industry. We further estimate that our market share for 2007 will remain consistent, while also increasing our market presence in the common alloy markets.

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

Operating Results

Three months ended June 30, 2007 and 2006

Sales. Consolidated sales decreased from $283.3 million in the three months ended June 30, 2006, to $277.8 million in the comparable period in 2007, a decrease of $5.5 million or 2%. The decrease was a result of lower shipments decreasing from 207.4 million pounds in the three months ended June 30, 2006 to 201.4 million pounds in the second quarter of 2007.

Wise Alloys sales decreased from $245.3 million in the three months ended June 30, 2006 to $234.1 million in the comparable period in 2007, a decrease of $11.2 million or 5%. Second quarter shipments were lower due mostly to can sheet customers reducing inventory quantities from year-end levels combined with the effect of slightly lower contractual volumes which resulted from negotiations to improve pricing. Shipment volumes decreased from 176.5 million pounds in the three months ended June 30, 2006 to 154.0 million pounds in the second quarter of 2007, a decrease of 22.5 million pounds or 13%. Offsetting the decrease in shipment volumes were price increases that were effective on January 1, 2007.

Wise Recycling sales to third parties increased from $37.6 million in the three months ended June 30, 2006 to $43.1 million in the comparable period in 2007, an increase of $5.5 million or 15%. Shipments by Wise Recycling to third parties increased approximately 53% for the second quarter of 2007 over the second quarter of 2006 due to higher recycling activity and an increased presence in the ferrous market.

Cost of Sales. Consolidated cost of sales decreased from $284.9 million in the three months ended June 30, 2006, to $266.7 million in the three months ended June 30, 2007, a decrease of $18.2 million or 6%. The decrease in consolidated cost of sales was primarily due to the decrease in shipments.

Wise Alloys cost of sales decreased from $261.3 million in the three months ended June 30, 2006 to $231.2 million in the three months ended June 30, 2007, a decrease of $30.1 million or 12%. Metal costs, representing 75% of Alloys cost of sales in the second quarter of 2006 and 74% in the second quarter of 2007, decreased from $196.1 million in the second quarter of 2006 to $171.7 million in the second quarter of 2007, a decrease of $24.4 million or 12%. The decrease is attributable to the 13% decrease in Alloys shipments offset by higher metal prices. This was partially offset by a 9% decrease in natural gas cost from $8.95 per mmBTU’s for the three months ended June 30, 2006 to $8.10 per mmBTU’s for the comparable period in 2007.

Wise Recycling cost of sales associated with third party sales increased from $32.1 million in the three months ended June 30, 2006 to $39.2 million in the three months ended June 30, 2007, an increase of 22%. The increase can be attributed to the increased volumes at Recycling.

Selling, General and Administrative. Selling, general and administrative expense increased from $2.9 million in the second quarter of 2006 to $3.4 million in the second quarter of 2007 resulting in part from a $1.0 million increase in the Company’s bad debt expense due to a specific customer reserve. The Company remains in dispute with one of its larger customers over interpretation of a contract clause that affects a pricing formula used to derive the final sales price. The $1.0 million increase in selling, general and administrative expenses is a direct result of this dispute.

Interest Expense and Fees. Interest expense and fees increased from $8.4 million in the second quarter of 2006 to $9.3 million in the second quarter of 2007 due to higher outstanding amounts on our line of credit which increased from $181.1 million at June 30, 2006, to $192.5 million at June 30, 2007. The increase was due to higher working capital needs caused by higher metal prices.

Mark-to-Market for Contracts under SFAS No. 133. This expense represents the non-cash gain or loss we recognized from changes in the value of our derivative financial instruments. The unrealized gains were primarily a result of forward contracts entered into to hedge the cost of natural gas and aluminum. The fair value decrease during the second quarter of 2006 was $3.5 million compared to a decrease of $3.3 million during the second quarter of 2007.

Six months ended June 30, 2007 and 2006

Sales. Consolidated sales increased from $499.5 million in the six months ended June 30, 2006, to $525.0 million in the comparable period in 2007, an increase of $25.5 million or 5%. The increase was a result of higher prices driven primarily by higher metal cost pass-through while shipments decreased from 377.3 million pounds in the first six months of 2006 to 370.6 million pounds in 2007.

Wise Alloys sales increased from $437.6 million in the six months ended June 30, 2006 to $452.3 million in the comparable period in 2007, an increase of $13.5 million or 3%. First half shipments were lower due mostly to can sheet customers reducing inventory quantities from year-end levels combined with the effect of slightly lower contractual volumes which resulted from negotiations to improve pricing. Shipment volumes decreased from 320.5 million pounds in the six months ended June 30, 2006 to 291.2 million pounds in the first six months of 2007, a decrease of 29.3 million pounds or 9%. Offsetting the decrease in shipment volumes were price increases that were effective on January 1, 2007.

Wise Recycling sales to third parties increased from $61.2 million in the six months ended June 30, 2006 to $71.5 million in the comparable period in 2007, an increase of $10.3 million or 17%.

Shipments by Wise Recycling to third parties increased approximately 40% for the first six months of 2007over the first six months of 2006 due to higher recycling activity and an increased presence in the ferrous market.

Cost of Sales. Consolidated cost of sales increased from $492.3 million in the six months ended June 30, 2006, to $507.7 million in the six months ended June 30, 2007, an increase of $15.4 million or 3%.

Wise Alloys cost of sales decreased from $454.0 million in the six months ended June 30, 2006 to $439.7 million in the six months ended June 30, 2007, a decrease of $14.3 million or 3%. Metal costs, representing 73% of Alloys cost of sales in the first six months of 2006 and 73% in the first six months of 2007, decreased from $333.4 million in 2006 to $322.2 million in 2007, a decrease of $11.1 million or 3%. The decrease is attributable to the 9% decrease in Alloys’ shipments partially offset by higher metal prices and a 19% decrease in natural gas cost from $10.70 per mmBTU’s for the six months ended June 30, 2006 to $8.69 per mmBTU’s for the comparable period in 2007.

Wise Recycling cost of sales associated with third party sales increased from $53.2 million in the six months ended June 30, 2006 to $65.2 million in the six months ended June 30, 2007, an increase of 23%. The increase can be attributed to the increased volumes at Recycling.

Selling, General and Administrative. Selling, general and administrative expense increased from $5.9 million in the first six months of 2006 to $7.9 million in the first six months of 2007 resulting in part from a $2.5 million increase in the Company’s bad debt expense due to a specific customer reserve. The Company remains in dispute with one of its larger customers over interpretation of a contract clause that affects a pricing formula used to derive the final sales price. The $2.5 million increase in selling, general and administrative expenses is a direct result of this dispute.

Interest Expense and Fees. Interest expense and fees increased from $15.6 million in the first six months of 2006 to $18.4 million in the first six months of 2007 due to higher outstanding amounts on our line of credit which increased from $181.1 million at June 30, 2006, to $192.5 million at June 30, 2007. The increase was due to higher working capital needs caused by higher metal prices.

Mark-to-Market for Contracts under SFAS No. 133. This income represents the non-cash gain we recognized from changes in the value of our derivative financial instruments. The unrealized gains were primarily a result of forward contracts entered into to hedge the cost of natural gas and aluminum. The fair value increase during the first six months of 2006 was $1.3 million compared to an increase of $7.7 million during the first six months of 2007.

Liquidity and Capital Resources

The following discusses material changes in our liquidity and capital resources in the six months ended June 30, 2007. For a more complete discussion, refer to our Annual Report on Form 10-K for the year ended December 31, 2006.

As of June 30, 2007, the outstanding balance on our revolving line of credit facility was $192.5 million. In addition, we had approximately $1.7 million of outstanding letters of credit against our $207.5 million revolving credit line. The termination date on the facility is May 5, 2009. The terms of the credit facility permit us to enter into various forms of additional financing with varying amounts. As of June 30, 2007, the Company was in compliance with the debt covenants under this agreement. See Note 5 of the Notes to the Condensed Consolidated Financial Statements above for further discussion. Furthermore, we frequently offer cash discounts for early payment against receivables from our major can sheet customers which can also decrease outstanding debt and increase overall liquidity.

Our liquidity has been directly impacted by aluminum prices which have increased steadily and dramatically since 2002. Average aluminum prices in 2002 were 65.4 cents per pound and have risen over 87% to average $1.22 per pound in 2006 and risen still further to average $1.29 per pound for the six months ended June 30, 2007. These price increases have impacted and are continuing to impact our working capital requirements resulting in higher outstanding debt supported by higher levels of receivables and inventory. Our net liquidity is determined based on a standard borrowing base formula which accounts for the collateral value of inventory and receivables on a basis approximating the lower of current cost (on a FIFO basis) or fair market value. This borrowing base is then compared to the outstanding loan balance including outstanding letters of credit to determine a net amount available for additional borrowings. Our liquidity could also be hampered if we incurred significant unexpected increases in necessary capital expenditures. Significant increases in volumes could also impact our liquidity. See Item 1A, “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2006 for certain circumstances that could adversely affect our liquidity. Decreased sales or lower margins could have a material adverse effect on our liquidity. While the metal price ceilings materially impacted sales in 2004, 2005 and 2006, the Company expects to have no impact from metal price ceilings in 2007.

If we do not comply with these or other covenants and restrictions contained in our senior secured credit facility, the indenture and other agreements governing our indebtedness, we could be in default under those agreements, and the debt under those instruments, together with accrued interest, could then be declared immediately due and payable. If we default under our senior secured credit facility, the lenders could cause all of our outstanding debt obligations under our senior secured credit facility to become due and payable, require us to apply all of our cash to repay the indebtedness or prevent us from making debt service payments on any other indebtedness we owe. In addition, any default under our senior secured credit facility or agreements governing our other indebtedness could lead to an acceleration of debt under other debt instruments that contain cross-acceleration or cross-default provisions. If the indebtedness under our senior secured credit facility and indenture is accelerated, we may have to seek other sources of financing or otherwise may not have sufficient assets to repay amounts due under our senior secured credit facility, our senior secured notes or under other debt securities then outstanding. Our ability to comply with these provisions of our senior secured credit facility, the indenture and other agreements governing our other indebtedness may be affected by changes in economic or business conditions or other events beyond our control.

Six months ended June 30, 2007 and 2006.

Operating Activities. During the six months ended June 30, 2007, net cash used in operating activities was $18.8 million, compared to $40.9 million during the six months ended June 30, 2006. Fluctuations in cash used in and provided by operating activities are subject to changing working capital requirements especially for accounts receivable and inventory. During the six months ended June 30, 2006, accounts receivable increased from $73.3 million at December 31, 2005, to $81.5 million at June 30, 2006, representing an increase of $8.2 million. In the six months ended June 30, 2007, receivables increased from $104.1 million at December 31, 2006, to $117.2 million at June 30, 2007, an increase of $13.1 million. The receivables at December 31, 2006, were relatively high as a result of a significant can sheet customer who had increased its order rate significantly at the end of the year leading to an increase in accounts receivable and a corresponding decrease in inventory levels. This also contributed to a $28.3 million increase in inventory from December 31, 2006 to June 30, 2007. This was somewhat offset by aluminum prices, which decreased from an average of $1.31 per pound in December to an average of $1.24 per pound in June 2007.

Effective June 30, 2006 the Company executed an asset sale agreement with a financial institution that allows the Company to sell certain accounts receivable up to $17 million on a non-recourse basis. This agreement was due to expire on December 31, 2006. On December 31, 2006 the agreement was renewed and extended to June 29, 2007, and allowed the Company to sell certain accounts receivable up to $10 million on a non-recourse basis. The agreement was further amended on April 9, 2007 to increase the facility to a total of $20 million and extend the term of the agreement to June 29, 2007. The Company has not renewed the agreement which had been extended to June 29, 2007 and therefore as of June 30, 2007, the Company had no sales of accounts receivable under this agreement.

Investing Activities. In the six months ended June 30, 2007, our capital expenditures were $8.2 million, compared to $6.5 million during the same period in 2006. Both six month periods included some significant projects leading to relatively higher expenditures. Projects in the first six months of 2006 included expansion of one of our recycling facilities and a major project to upgrade one of our furnaces. Projects in the first six months of 2007 included a significant furnace rebuild. The Company is continuing the next step in a program to further diversify industry product offerings by adding increased width to its aluminum can-stock capabilities. The results of this phase will extend the width of Wise Alloys can stock from 60 inches to 72 inches by the end of 2008. This project will allow Wise Alloys’ can-sheet product to become also available to beverage-can producers that use “14 and 15 out” extended-width cupping presses in their manufacturing process.

Financing Activities. Net cash provided by financing activities was $28.8 million in the six months ended June 30, 2007, compared to $43.9 million in the first six months of 2006. Net cash provided by financing activities was related to increased borrowings under the revolving line of credit to fund increased working capital needs due to an increase in inventories in 2007 and primarily due to higher aluminum prices in 2006 and capital expenditures.

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

See Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

ITEM 4.	CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures

As of June 30, 2007, our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), has conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Securities Exchange Act Rule 13a-15(e), as amended). Based on the evaluation, our CEO and CFO concluded that our disclosure controls and procedures as of June 30, 2007 were not effective because of a material weakness in internal control over financial reporting described below.

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

Despite making progress during the fist half of 2007, the remedial action described above is ongoing and is not yet complete. Therefore, the Company’s internal control over financial reporting was not effective as of June 30, 2007.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are a defendant from time to time in various legal actions arising in the normal course of business, the outcomes of which, in the opinion of management, neither individually nor in the aggregate are likely to result in a material adverse effect on our business, results of operations or financial condition. The following describes material developments in the second quarter of 2007 with respect to those proceedings reported in our Annual Report on Form 10-K for the year ended December 31, 2006.

The Company was a defendant in an action brought by a former executive seeking compensatory damages previously pending in Delaware State Court. The plaintiff alleged that certain transactions between Wise Metals Group members violated the Company’s Limited Liability Company Agreement because other members were not afforded the opportunity to participate on equal terms, breach of fiduciary duty and conversion of a portion of the plaintiff’s equity interest in the Company. On June 25, 2007 the parties reached a settlement whereby in exchange for $2 million, the plaintiff would surrender his equity interest in the Company, forgo any claim for a $1 million severance that plaintiff alleges would otherwise come due on his 62nd birthday and provide the Company with a general release of any existing or potential claims. This settlement was approved by the court and the action was dismissed on June 25, 2007.

On August 11, 2006 the Company filed a lawsuit against Crown Cork and Seal (USA), Inc. in state court in Alabama (“Alabama Action”) for breach of contract and seeking a declaratory judgment on our beverage can sheet and food sheet contracts. The lawsuit alleges damages because of breaches by Crown of the beverage can sheet contract, and asks the court to interpret certain pricing provisions of the food contract. On January 26, 2007, Crown entered a counterclaim asserting breach of contract and seeking declaratory judgments on our beverage can sheet and food container contracts.

On September 8, 2006, Crown filed a lawsuit against the Company in state court in Pennsylvania (“Pennsylvania Action”) for breach of contract and seeking declaratory judgments on our beverage can sheet and food container contracts. The Pennsylvania Action has been stayed upon the Company’s motion pending resolution of the Alabama Action.

The Company intends to vigorously contest the Pennsylvania Action and the counterclaim in the Alabama Action and at this time is unable to determine the reasonable likely outcome of both the Company’s and Crown’s claims. In the opinion of management, amounts accrued for exposures relating to the aforementioned contingencies, and other legal proceedings are adequate and, accordingly, the ultimate resolution of these matters is not expected to have a material adverse effect on the Company’s consolidated financial statements.

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

WISE METALS GROUP LLC

Dated: August 14, 2007	/s/ David D’Addario
David D’Addario
Chairman and Chief Executive Officer

/s/ Kenneth Stastny
Kenneth Stastny
Chief Financial Officer