Form 10-K/A
period 2006-12-31
Wise Metals Group LLC
filed 2008-03-04
CIK 1297014

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☒    No  ☐

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

EXPLANATORY NOTE

We have restated our financial statements for the years ended December 31, 2006, 2005 and 2004 and related disclosures in this report to correct the following:

•	The Company’s presentation of the LIFO reserve as of December 31, 2006 improperly stated the LIFO reserve at $69.5 million. The reserve should have been properly stated at $73.1 million.

•

The Company incorrectly presented the pension asset, liability and component of other comprehensive income as a net liability of $0.5 million in 2006 and $4.2 million in 2005, as a component of other non-current liabilities. The Company is correcting the presentation of the pension asset, liability and component of accumulated other comprehensive income at their gross amounts in the consolidated balance sheets as of December 31, 2006 and 2005 in accordance with SFAS 87, paragraphs 35 through 37.

•

The Company did not report Other Comprehensive Income in accordance with Statement of Financial Accounting Standards No. 130 (“SFAS 130”), “Reporting Comprehensive Income.” The Company is restating the presentation of Members Equity (Deficit) in its consolidated balance sheets to comply with SFAS 130 and disclose both accumulated other comprehensive income and comprehensive income for all periods presented. The correction has no impact on previously reported net income.

•

The Company has concluded that its shipping and handling costs which have been previously reported as reductions to revenue should properly be included as cost of sales under Emerging Issues Task Force No. 00-10 (“EITF 00-10”). The Company is correcting the classification of these costs to cost of goods sold for all periods presented.

No attempt has been made in this Amendment No. 1 to modify or update other disclosures presented in the original report on Form 10-K except as required to reflect the effects of the restatement. This Form 10-K/A generally does not reflect events occurring after the filing of the Form 10-K nor modify nor update those disclosures affected by subsequent events. Accordingly, this Form 10-K/A should be read in conjunction with our filings made subsequent to the filing of the original Form 10-K. Consequently, all other information not affected by the restatement is unchanged and reflects the disclosures made at the time of the original filing of the Form 10-K on April 17, 2007. The following items have been amended as a result of the restatement:

Item 6, Selected Financial Data;

Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations;

Item 8, Financial Statements and Supplementary Data;

Item 9A, Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have also reissued their certifications required by Sections 302 and 906 of the Sarbanes Oxley Act.

FORWARD-LOOKING STATEMENTS

Our forward-looking statements are subject to a variety of factors that could cause actual results to differ significantly from current beliefs.

Some statements and information contained in this Form 10-K/A are not historical facts, but are “forward-looking statements,” as such term is defined in the Private Securities Litigation Reform Act of 1995. These forward-looking statements can be identified by the use of forward-looking words such as “believes,” “expects,” “plans,” “may,” “will,” “would,” “could,” “should,” or “anticipates” or the negative of these words or other variations of these words or other comparable words, or by discussions of strategy that involve risks and uncertainties. Forward-looking statements may differ from actual future results due to, but not limited to, those factors referenced under “Risk Factors” and/or any of the following factors:

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

As used in this Form 10-K/A, all references to “Wise Metals,” “Wise Group,” “us,” “the Company” and all similar references are to Wise Metals Group LLC, a Delaware limited liability company and its subsidiaries as a consolidated entity, unless otherwise expressly stated or the context otherwise requires. As used herein, all references to “Wise Alloys” or “Alloys” refer to Wise Alloys LLC, a Delaware limited liability company that is our wholly-owned operating company. All references to “Wise Recycling” or “Recycling” refer to Wise Recycling LLC, a Maryland limited liability company that is our wholly-owned subsidiary. All references to “Listerhill Total Maintenance Center” or “TMC” refer to Listerhill Total Maintenance Center LLC, a Delaware limited liability company that is our wholly-owned subsidiary.

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

Aluminum feedstock purchases comprised approximately 75% of our cost of sales in 2006 for our Alloys operations, with scrap comprising 69% of those total aluminum purchases. Historically, scrap has been a lower cost input for the production of our products than prime aluminum because our scrap reclamation assets are integrated into our production process and because scrap has generally been sold at a discount to prime aluminum. We have scrap purchase arrangements with our key customers through which we purchase scrap aluminum generated by their can production processes. These scrap purchase arrangements provided us with approximately 26% of our scrap aluminum requirements in 2006. We also obtain scrap from our scrap collection subsidiary, Wise Recycling, which provided us with approximately 21% of our scrap aluminum requirements in 2006. Our remaining scrap aluminum requirements are met by independent suppliers and brokers. We believe that we are one of the largest purchasers of used beverage containers, or UBCs, in North America, and we believe that our purchasing power provides us with the ability to negotiate favorable terms and conditions with our suppliers and enhance our operating margins.

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

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders in 2006.

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

There is no publicly traded market for our common equity.

Item 6.	Selected Financial Data (Restated) (Dollars in Thousands)

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

	2006 (1,2)	2005 (2)	2004 (2)	2003 (2)	2002 (2)
	Restated	Restated	Restated	Restated	Restated
Statement of Operations Data:
Sales	$1,038,641	$907,736	$792,357	$636,587	$645,235
Cost of sales	1,054,135	905,182	796,007	619,204	609,970

Gross margin (deficit)	(15,494)	2,554	(3,650)	17,383	35,265
Selling, general and administrative	11,557	10,728	11,967	9,204	6,750
Severance charges (credit)	—	—	—	(4,315)	6,196

Operating income (loss)	(27,051)	(8,174)	(15,617)	12,494	22,319
Nonrecurring charges	—	—	—	—	(3,221)
Guarantee of affiliate debt	—	—	—	300	1,471
Income (loss) from affiliate	—	—	—	973	—
Early extinguishment of debt	—	—	(7,455)	—	12,967
Interest expense and fees, net	(32,679)	(25,110)	(17,920)	(14,400)	(11,113)
Adjustment for contracts under SFAS 133(3)	(24,126)	11,666	(550)	8,196	12,704

Income (loss) before cumulative effect of change in accounting principle	(83,856)	(21,618)	(41,542)	7,563	35,127
Cumulative effect of change in accounting principle	—	—	—	—	—

Net income (loss)	$(83,856)	$(21,618)	$(41,542)	$7,563	$35,127

Other Data:
Depreciation and amortization	$12,580	$13,355	$13,211	$12,300	$8,679

Adjusted EBITDA(4)	9,106	7,499	33,335	30,423	33,383
Capital expenditures	10,612	14,537	12,329	10,143	14,248
Total pounds billed-rolled aluminum (in millions)	636	661	653	570	599
Number of employees at end of period—Total	1,091	1,151	1,134	1,147	1,085
Number of employees at end of period—Alloys	895	959	1,012	1,026	1,067
Total man hours worked (in thousands) —Alloys	1,509	1,527	1,609	1,747	1,809
Balance Sheet Data (at period end):
Cash	$2,280	$6,456	$7,669	$903	$3,533
Broker deposits(5)	7,889	250	250	250	6,916
Property and equipment, net	84,589	86,557	85,375	86,257	81,979
Total assets	334,919	342,439	334,470	285,640	279,213
Working capital	(33,918)	34,798	55,867	18,016	13,455
Total debt	344,800	290,033	254,244	175,270	163,435
Total members’ (deficit) equity	(121,436)	(37,130)	(12,765)	42,890	35,327

(1)	2006 has been restated as it relates to the LIFO error described in note 2 to the consolidated financial statements.
(2)	All periods have been restated to correct the classification of shipping and handling costs as described in note 2 to the consolidated financial statements. This reclass had no effect on net income.
(3)	We adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activity, on January 1, 2001. We have elected not to designate any of our derivative instruments as hedges under this statement. All of our derivatives are recorded at fair value in our balance sheets. Accordingly, any unrealized loss or gain is recorded in operations as of the end of each accounting period. (See Note 3 to our Consolidated Financial Statements).
(4)	Adjusted EBITDA represents EBITDA (defined as net income (loss) before income taxes, interest expense and fees, net, and depreciation and amortization), adjusted to exclude early extinguishment of debt, income from affiliate, nonrecurring charges, severance charges and credits, LIFO adjustments, cumulative effect of change in accounting principle and mark-to-market adjustment for contracts under SFAS 133. Adjusted EBITDA should be considered in addition to, and not as a substitute for, cash flows as a measure of liquidity. We include Adjusted EBITDA information because this measure is used to measure our compliance with debt covenants and used by investors and note holders to evaluate our ability to service debt. Our measure of Adjusted EBITDA may not be comparable to similarly titled measures of other companies. The table below sets forth the computation of Adjusted EBITDA. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results Of Operation — Liquidity and Capital Resources.”
(5)	Broker deposits includes cash deposits with commodity brokers to cover open hedging positions.

	2006	2005	2004	2003	2002
Net Cash (used in) provided by operating activities	$(47,175)	$(21,559)	$(33,823)	$(2,340)	$22,866
Changes in working capital items and other	23,602	3,948	48,653	23,951	37,190
Interest expense and fees, net(a)	32,679	25,110	18,505	14,400	11,113
Income from affiliate	—	—	—	(1,273)	(1,471)
Severance charges (credits)	—	—	—	(4,315)	6,196
Nonrecurring charges	—	—	—	—	3,221

Adjusted EBITDA	$9,106	$7,499	$33,335	$30,423	$33,383

(a)	Interest expense and fees includes servicing fees paid in conjunction with receivables asset sales in the amount of $585 in 2004.

Item 7.	Management’s Discussion And Analysis Of Financial Condition And Results Of Operation (Restated)

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

Unlike some of our principal competitors, we do not manufacture aluminum from bauxite. Instead, we process aluminum scrap and prime aluminum manufactured by third parties. As a result, we do not have the capital requirements and high fixed costs associated with the production of prime aluminum. Aluminum purchases comprised approximately 75% of our cost of sales in 2006. Historically, prices of our aluminum can stock and other products have been directly correlated to the prices of our metal material cost due to the standard industry practice of passing through the metal material costs to customers. This correlation, subject to the impact of metal ceiling or “price caps” has otherwise allowed us to maintain a relatively consistent conversion revenue, defined as net revenue less material costs, on a per pound basis. The impact of metal prices rising above the ceiling in 2004, 2005 and 2006 has led to a reduction in conversion revenue and resulting conversion margin. The Company expects to have no impact from metal ceilings in 2007.

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

Metal, labor, natural gas, electricity and plant maintenance costs represent the primary components of our cost of sales. In 2006, scrap aluminum represented approximately 69% of our metal input. In 2006, aluminum represented approximately 71% of our cost of sales. Purchases of scrap aluminum from Recycling and our customers made up 47% of total scrap used, with the balance coming from purchases in the open market. The scrap purchase arrangements with our key customers through which we purchase scrap aluminum generated in their can production processes provided us with approximately 26% of our scrap aluminum requirements in 2006. In 2006, scrap aluminum purchases from Recycling represented 21% of our purchases of scrap aluminum. Recycling presently operates seven area centers with twenty service centers and eighteen convenience centers associated with the area centers. Recycling continues to identify potential locations where there is a sufficient industrial base to provide scrap to the plant and operate profitably on an independent basis. Recycling also sells copper and other non-ferrous scrap to unaffiliated third party buyers.

The primary aluminum alloys utilized in our business are readily available and are purchased from both foreign and domestic sources.

We currently purchase natural gas on a bid basis from Atmos which is delivered through Northern Alabama Gas District Pipeline and purchase electricity from the TVA, which provides for firm power at fixed prices and variable power at market prices.

Shipping and handling costs amounted to $25.6 million, $23.9 million, and $25.5 million for the years ended December 31, 2006, 2005 and 2004, respectively, and are recorded as cost of sales in the statements of operations. While shipments increased from 736.1 million pounds in 2004 to 764.7 million pounds in 2005 , freight costs actually decreased from $25.5 million in 2004 to $23.9 million in 2005 due to more effective use of rail transportation which provides for a less expensive mode of transportation versus shipments by truck. While shipments decreased from 764.71 million pounds in 2005 to 757.3 million pounds in 2006, freight costs actually increased from $23.9 million in 2005 to $25.6 million in 2006 due an increased use of truck transportation which provides for a more expensive mode of transportation versus shipments by rail.

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

Restatement

As discussed at Note 2 to the consolidated financial statements, the Company restated its financial statements for the years ended December 31, 2006 and 2005 and the quarters ended March 31, 2007 and 2006, and June 30, 2007 and 2006 to:

1.	Correct the presentation of the LIFO reserve as of December 31, 2006;

2.	Properly present its pension benefit obligation amounts as of December 31, 2006 in accordance with SFAS 87;

3.	Correct the presentation of Members Equity to comply with SFAS 130; and

4.	Correct the classification of shipping and handling fees in accordance with EITF 00-10.

Operating Results

Year ended December 31, 2006 compared to year ended December 31, 2005

Sales. Consolidated sales increased from $907.7 million in 2005 to $1,038.6 million in 2006, an increase of $130.9 million, or 14%. Total volumes decreased from 765 million pounds in 2005 to 757 million pounds in 2006, a decrease of 8 million pounds, or 1%.

Wise Alloys sales increased from $829.6 million in 2005 to $903.3 million in 2006, an increase of 9% while shipments decreased from 661.3 million pounds in 2005 to 636.3 million pounds in 2006, a decrease of 4%. Contributing to sales increases were continued higher commodity prices for aluminum which resulted in price increases for products including can sheet.

Wise Recycling sales to third parties increased from $75.7 million in 2005 to $134.2 million in 2006, an increase of 77% while shipments to third parties increased from 103.4 million pounds in 2005 to 121.0 million pounds in 2006, an increase of 17%. The increased shipments at Recycling resulted from continued internal growth and expansion efforts within existing facilities to handle increased non-aluminum scrap such as copper and brass. Also contributing to sales increases were continued higher commodity prices for aluminum and other scrap products which resulted in price increases for recycled products.

Cost of Sales. Consolidated cost of sales increased from $905.2 million in 2005 to $1,054.1 million in 2006 an increase of $149.0 million or 16%.

Wise Alloys cost of sales increased from $831.2 million in 2005 to $933.4 million in 2006, an increase of 12%. Metal costs, accounted for on the last-in-first-out (LIFO) basis and representing 68.9% and 75.1% of cost of sales in 2005 and 2006, respectively, increased from $572.7 million in 2005 to $700.9 million in 2006, an increase of $128.2 million or 22%. Gross margin decreased from a deficit of ($11.0) million in 2005 to a deficit of ($63.6) million in 2006. Contributing to this change is the 2006 impact of higher metal costs accounted for on LIFO. Metal prices in 2006 averaged approximately 33% higher than in 2005, while metal prices in 2005 averaged approximately 8% higher than in 2004. The increase in metal prices resulted in a $23.6 million loss from the LIFO liquidation during 2006. The decrease in margin resulted from an approximate $42.2 million impact from metal price caps on can sheet which reduced the effective selling price of can sheet and prevented a full pass-through of increased aluminum prices. Also contributing to the margin decrease was the increased prices paid for energy including natural gas. The price paid per mmBTU in 2005 was $8.98 versus an average price paid in 2006 of $9.69, an increase of 8% or approximately $.71 per mmBTU. Based on annual usage of approximately 4.4 million mmBTUs, this price increase contributed approximately $3.1 million to the decrease in margin in 2006. Also contributing to the decrease were the effects of other input costs increases including coatings.

Wise Recycling cost of sales associated with third party sales increased from $71.6 million in 2005 to $119.5 million in 2006, an increase of 67%. The increase can be attributed to the increased volumes at Recycling as well as the higher commodity prices for aluminum and other scrap products including copper and brass which resulted in cost increases for recycled products.

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

Mark-to-Market for Contracts under SFAS No. 133. This loss represents the non-cash loss we recognized pursuant to SFAS No. 133. In 2006, we recognized an unrealized loss of ($24.1) million versus a gain of $11.7 million in 2005. The unrealized losses were as a result of forward contracts entered into to hedge the cost of natural gas and aluminum. The fair value at December 31, 2006 for natural gas and aluminum derivatives were ($3.6) million and ($2.8) million, respectively.

Year ended December 31, 2005 compared to year ended December 31, 2004

Sales. Consolidated sales increased from $792.4 million in 2004 to $907.7 million in 2005, an increase of $115.4 million, or 15%. Total volumes increased from 736 million pounds in 2004 to 765 million pounds in 2005, an increase of 29 million pounds, or 4%.

Wise Alloys sales increased from $734.5 million in 2004 to $829.6 million in 2005, an increase of 13% while shipments increased from 652.7 million pounds in 2004 to 661.3 million pounds in 2005, an increase of 1%. Contributing to sales increases were continued higher commodity prices for aluminum which resulted in price increases for products including can sheet.

Wise Recycling sales to third parties increased from $57.5 million in 2004 to $75.7 million in 2005, an increase of 32% while shipments to third parties increased from 83.4 million pounds in 2004 to 103.4 million pounds in 2005, an increase of 24%. The increased shipments at Recycling resulted from continued internal growth and expansion efforts within existing facilities to handle increased non-aluminum scrap such as copper and brass. Also contributing to sales increases were continued higher commodity prices for aluminum and other scrap products which resulted in price increases for recycled products.

Cost of Sales. Consolidated cost of sales increased from $796.0 million in 2004 to $905.2 million in 2005, an increase of $109.2 million or 14%.

Wise Alloys cost of sales increased from $743.2 million in 2004 to $831.2 million in 2005, an increase of 12%. Metal costs, accounted for on the last-in-first-out (LIFO) basis and representing 70.2% and 68.9% of cost of sales in 2004 and 2005, respectively, increased from $521.4 million in 2004 to $572.7 million in 2005, an increase of $51.4 million or 10%. Gross margin improved from a deficit of ($21.1) million in 2004 to a deficit of ($11.0) million in 2005. Contributing to this improvement is the 2004 impact of higher metal costs accounted for on LIFO. Metal prices in 2005 averaged approximately 8% higher than in 2004, while metal prices in 2004 averaged approximately 23% higher than in 2003. The smaller increase in metal prices combined with an overall reduction in the days of inventory on-hand subject to LIFO, resulted in an $8.5 million gain from the LIFO liquidation. The price paid per mmBTU in 2004 was $6.18 versus an average price paid in 2005 of $8.98, an increase of 45% or approximately $2.80 per mmBTU. Based on annual usage of approximately 4.4 million mmBTUs, this price increase resulted in an approximately $12.3 million decrease in margin in 2005. Also reducing margin was an approximate $8.1 million impact from metal price caps on can sheet which reduced the effective selling price of can sheet and prevented a full pass-through of increased aluminum prices. Also offsetting the increase were the effects of other input costs increases including coatings, the disruptive effects of both Hurricanes Katrina and Rita on production, as well as the adverse effects of the temporary curtailment of shipments to a major can sheet customer. During 2005 we announced price increases and our intentions to eliminate the metal ceiling on can sheet contracts. In response to this announcement, one of our major can sheet customers withdrew their volume for the third quarter and later restored their shipments in the fourth quarter.

Wise Recycling cost of sales associated with third party sales increased from $53.3 million in 2004 to $71.6 million in 2005, an increase of 34%. The increase can be attributed to the increased volumes at Recycling as well as the higher commodity prices for aluminum and other scrap products including copper and brass which resulted in cost increases for recycled products.

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

Our principal sources of cash to fund liquidity needs are net cash provided by operating activities and availability under our revolving senior secured credit facility described in Note 5 to our Combined Consolidated Financial Statements below. We anticipate that our primary liquidity needs will be for debt service, working capital (including potential increased margin deposits associated with derivatives) and capital expenditures. Our debt service costs and working capital requirements have increased as a result of increased aluminum prices. We believe that cash generated from operations, available borrowings under our senior revolving secured credit facility, including anticipated increases in borrowing base availability that would likely result as our accounts receivable and inventory values increase, and other indebtedness, such as the Master Equipment Lease dated November 13, 2006 by and among Alloys, Wilmington Trust Company, The Employees’ Retirement System of Alabama and the Teachers’ Retirement System of Alabama executed in connection with the sale and concurrent financing of certain property by Alloys and agreements that we enter from time to time pursuant to which we sell certain accounts receivable, will be sufficient to enable us to meet our liquidity requirements in the foreseeable future.

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

As described in note 5 to our consolidated financial statements below, Adjusted EBITDA is earnings before interest, taxes, depreciation and amortization adjusted for the effects of LIFO and SFAS No. 133 mark to market charge. Adjusted Excess Availability is determined as availability adjusted to remove any contractual sub-limits such as those for inventory or any limitations on the maximum amount of the revolving credit facility.

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

In 2006 the Company executed a sale financing agreement on certain pieces of production equipment with The Employees’ Retirement System of Alabama in the amount of $29.9 million. The agreement executed on November 13, 2006 provided the Company with an initial funding of $14.95 million to be followed by an additional $14.95 million which became available on December 1, 2006 and the Company drew down on January 3, 2007. The agreement qualifies as a capital lease and has a three-year term with a fixed interest rate of 10.7%.

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

Financing Activities. Net cash provided by financing activities was $53.6 million in 2006 compared with $34.9 million in 2005. Net cash provided by financing activities was from increased borrowings under the senior secured credit facility as well as funds received under the sale financing agreement.

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

Contractual Obligations and Other Commitments

The following tables summarize our material contractual obligations as of December 31, 2006.

Payments due by period—December 31, 2006

(in thousands)

	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt and capital lease obligations(1)	$167,613	$1,759	$15,051	$803	$150,000
Purchase obligations(2)	67,035	67,035	—	—	—
Interest on fixed-rate debt instruments	84,828	15,497	30,797	30,795	7,739
Operating leases	11,971	1,701	3,238	2,939	4,093
Other long-term liabilities reflected on balance sheet under GAAP(3)	1,877	379	879	539	80

Total contractual obligations	$333,761	$86,555	$50,173	$35,116	$161,917

(1)	Long-term obligations include capital lease obligations resulting from the sale financing agreement executed in 2006 as discussed in Note 5, Financing Arrangements, in the Notes to Consolidated Financial Statements.
(2)	Purchase obligations include an estimate for metal purchases based on price commitments.
(3)	Other long-term obligations include certain future payments related to employment contracts for certain of our current executives. See Item 11, “Executive Compensation — Employment Agreements.”

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

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

Item 8.	Financial Statements and Supplementary Data. (Restated)

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

As more fully discussed in Note 2, the accompanying consolidated financial statements have been restated to correct errors in previously issued financial statements.

/s/ Ernst & Young LLP

Baltimore, Maryland

April 10, 2007,

except for Notes 2, 3 and 11, as to which the date is

February 29, 2008

Wise Metals Group LLC

Consolidated Balance Sheets

	December 31
	2006	2005
	Restated	Restated
	(In Thousands)
Assets
Current assets:
Cash	$2,280	$6,456
Broker deposits	7,889	250
Accounts receivable, less allowance for doubtful accounts ($1,129 in 2006 and $1,060 in 2005)	104,096	73,326
Inventories	116,902	142,151
Fair value of contracts under SFAS 133	3,897	20,183
Other current assets	5,933	4,379

Total current assets	240,997	246,745
Non-current assets:
Property and equipment, net	84,589	86,557
Other assets	8,724	8,492
Intangible assets	326	362
Goodwill	283	283

Total non-current assets	93,922	95,694

Total assets	$334,919	$342,439

	December 31
	2006	2005
	Restated	Restated
	(In Thousands)
Liabilities and members’ deficit
Current liabilities:
Accounts payable	$71,131	$54,493
Current portion of long-term debt and capital lease obligations	1,759	1,477
Borrowings under revolving credit facility	177,187	137,730
Fair value of contracts under SFAS 133	10,312	1,542

Accrued expenses, payroll and other	14,526	16,705

Total current liabilities	274,915	211,947
Non-current liabilities:
Term loan and capital lease obligations, less current portion	15,854	826
Senior secured notes	150,000	150,000
Fair value of contracts under SFAS 133	—	2,864
Accrued pension obligation	3,101	6,403
Other liabilities	12,485	7,529

Total non-current liabilities	181,440	167,622
Commitments and contingencies	—	—
Members’ deficit excluding accumulated other comprehensive loss	(119,145)	(35,289)
Accumulated other comprehensive deficit	(2,291)	(1,841)

Total members’ deficit	(121,436)	(37,130)

Total liabilities and members’ deficit	$334,919	$342,439

See accompanying notes.

Wise Metals Group LLC

Consolidated Statements of Operations

	Years ended December 31
	2006	2005	2004
	Restated	Restated	Restated
	(In Thousands)
Sales	$1,038,641	$907,736	$792,357
Cost of sales (See Note 2 – Inventories/ LIFO)	1,054,135	905,182	796,007

Gross margin (deficit)	(15,494)	2,554	(3,650)
Operating expenses:
Selling, general and administrative	11,557	10,728	11,967

Operating loss	(27,051)	(8,174)	(15,617)
Other income (expense):
Early extinguishment of debt	—	—	(7,455)
Interest expense and fees, net	(32,679)	(25,110)	(17,920)
Mark-to-market adjustment for contracts under SFAS 133	(24,126)	11,666	(550)

	(56,805)	(13,444)	(25,925)

Net loss	$(83,856)	$(21,618)	$(41,542)

See accompanying notes.

Wise Metals Group LLC

Consolidated Statements of Members’ Equity (Deficit)

	Preferred Member’s Equity	Common Members’ Equity (Deficit)	Accumulated Other Comprehensive Deficit	Total
	(In Thousands)
Balance at December 31, 2003	22,500	20,390	—	42,890
Repurchase of preferred member’s equity	(9,000)	—	—	(9,000)
Cancellation of liquidation preference	(13,500)	13,500	—	—
Repurchase of common member’s equity	—	(5,113)	—	(5,113)
2004 net loss	—	(41,542)	—	(41,542)

Balance at December 31, 2004	—	(12,765)	—	(12,765)
Minimum pension liability adjustment (Restated)	—	—	(1,841)	(1,841)
2005 net loss	—	(21,618)	—	(21,618)

Comprehensive loss	—	—	—	(23,459)

Repurchase of common member’s equity	—	(906)	—	(906)

Balance at December 31, 2005 (Restated)	$—	$(35,289)	(1,841)	(37,130)
Minimum pension liability adjustment (Restated)	—	—	(450)	(450)
2006 net loss	—	(83,856)	—	(83,856)

Comprehensive loss	—	—	—	(84,306)

Balance at December 31, 2006 (Restated)	$—	$(119,145)	$(2,291)	$(121,436)

See accompanying notes.

Wise Metals Group LLC

Consolidated Statements of Cash Flows

	Years ended December 31
	2006	2005	2004
	Restated
	(In Thousands)
Cash flows from operating activities
Net loss	$(83,856)	$(21,618)	$(41,542)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	12,580	13,355	13,211
Amortization of deferred financing fees	1,698	1,208	4,859
LIFO provision	23,577	2,318	35,156
Loss on extinguishment of debt	—	—	7,455
Unrealized (gain) loss on contracts under SFAS 133	24,126	(11,666)	550
Changes in operating assets and liabilities:
Broker deposits	(7,639)	—	—
Accounts receivable, net	(30,770)	(26,990)	(25,930)
Inventories	1,672	31,340	(47,715)
Other current assets	(1,554)	(1,889)	541
Accounts payable	16,638	(3,362)	18,192
Advances to/from related parties	—	—	—
Accrued expenses, payroll and other	(3,647)	(4,255)	1,400

Net cash used in operating activities	(47,175)	(21,559)	(33,823)

Cash flows from investing activities
Purchase of equipment	(10,612)	(14,537)	(12,329)

Net cash used in investing activities	(10,612)	(14,537)	(12,329)

Cash flows from financing activities
Net issuance (repayments) of short-term borrowings	39,739	36,003	(12,635)
Proceeds of senior secured notes offering, net of fees paid	—	—	141,816
Repayment of term debt	—	—	(22,500)
Repayment of subordinated debt	—	—	(35,687)
Prepayment fee on subordinated debt	—	—	(3,500)
Payments of deferred financing costs to lending institutions	(1,156)	—	—
Proceeds from sale-financing transaction	14,950	—	—
Proceeds from (payments on) long-term obligations	78	(214)	(463)
Purchase of members’ equity	—	(906)	(14,113)

Net cash provided by financing activities	53,611	34,883	52,918

Net increase (decrease) in cash and cash equivalents	(4,176)	(1,213)	6,766
Cash and cash equivalents at beginning of year	6,456	7,669	903

Cash and cash equivalents at end of year	$2,280	$6,456	$7,669

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

2. Restatement

The Company has restated its consolidated financial statements for the fiscal years ended December 31, 2004, 2005, and 2006 to correct certain errors in accounting and financial reporting. The restated consolidated financial statements reflect adjustments required as a result of the following errors:

(1) Inventories were overstated by $3.7 million at December 31, 2006. The error resulted from a calculation error in computing the LIFO reserve.

(2) Balance sheet classifications related to pension plan amounts at December 31, 2006 and 2005 did not comply with certain provisions of Statement of Financial Accounting Standards No. 87 (“SFAS 87”), “Employers’ Accounting for Pensions.” The pension intangible asset, benefit obligation and component of other comprehensive income were aggregated and incorrectly classified as a net liability within non-current other liabilities as of December 31, 2006 and 2005. The Company has restated the December 31, 2006 and 2005 consolidated balance sheets to correctly classify the gross amounts of its pension components as an accrued pension obligation of $3.1 million and $6.4 million, an intangible asset of $326 thousand and $362 thousand and a component of accumulated other comprehensive loss of $2.3 million and $1.8 million, respectively.

(3) As a result of the pension classification errors discussed in (2), the Company did not disclose comprehensive loss and other comprehensive loss in accordance with Statement of Financial Accounting Standards No. 130 (“SFAS 130”), “Reporting Comprehensive Income.” The Company has restated the 2006 and 2005 consolidated statements of members’ equity to report other comprehensive loss and comprehensive loss. The correction had no impact on previously reported net loss.

(4) The Company improperly classified shipping and handling costs as reductions to revenue in the consolidated statements of operations for each of the three years ended December 31, 2006. In accordance with EITF 00-10, the consolidated statements of operations have been restated to properly classify these costs as cost of sales.

The following tables set forth the effects of the restatement on each affected line item in the consolidated balance sheets at December 31, 2006 and 2005 and consolidated statements of operations and cash flows for each of the three years in the period ended December 31, 2006 (amounts in thousands):

Consolidated Balance Sheets

	As Previously Reported	Adjustment	As Restated	Reference
December 31, 2006
Inventories	$120,565	$(3,663)	$116,902	(1)
Total current assets	244,660	(3,663)	240,997
Intangible assets	—	326	326	(2)
Total non-current assets	93,596	326	93,922
Total assets	338,256	(3,337)	334,919

Accrued pension obligation	—	3,101	3,101	(2)
Other liabilities	12,969	(484)	12,485	(2)
Total non-current liabilities	178,823	2,617	181,440
Members’ deficit excluding accumulated other comprehensive deficit	(115,482)	(3,663)	(119,145)	(1)
Accumulated other comprehensive deficit	—	(2,291)	(2,291)	(2)(3)
Total members’ deficit	(115,482)	(5,954)	(121,436)
Total liabilities and members’ deficit	338,256	(3,337)	334,919

	As Previously Reported	Adjustment	As Restated	Reference
December 31, 2005
Intangible assets	$—	$362	$362	(2)
Total non-current assets	95,332	362	95,694
Total assets	342,077	362	342,439

Accrued pension obligation	—	6,403	6,403	(2)
Other liabilities	11,729	(4,200)	7,529	(2)
Total non-current liabilities	165,419	2,203	167,622

Accumulated other comprehensive deficit	—	(1,841)	(1,841)	(2)(3)
Total members deficit	(35,289)	(1,841)	(37,130)
Total liabilities and member’s deficit	342,077	362	342,439

Consolidated Statements of Operations

	As Previously Reported	Adjustment	As Restated	Reference
Year ended December 31, 2006
Sales	$1,013,033	$25,608	$1,038,641	(4)
Cost of sales	1,024,864	3,663 25,608	1,054,135	(1, 3 and 4)
Gross deficit	(11,831)	(3,663)	(15,494)	(1)
Operating loss	(23,388)	(3,663)	(27,051)	(1)
Net loss	(80,193)	(3,663)	(83,856)	(1)
Year ended December 31, 2005

Sales	883,844	23,892	907,736	(4)
Cost of sales	881,290	23,892	905,182	(4)

Year ended December 31, 2004
Sales	766,868	25,489	792,357	(4)
Cost of sales	770,518	25,489	796,007	(4)

Consolidated Statement of Cash Flows

	As Previously Reported	Adjustment	As Restated	Reference
Year ended December 31, 2006
Cash flows from operating activities:
Net loss	$(80,193)	$(3,663)	$(83,856)	(1)
LIFO provision	19,914	3,663	23,577	(1)

3. Summary of Significant Accounting Policies

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

Broker Deposits

Broker deposits generally consist of cash on deposit with brokers to support lines of credit associated with the Company’s derivative and hedging activity. At December 31, 2006 and December 31, 2005 substantially all broker deposits were on deposit with brokers associated with derivative and hedging activity as more fully described below.

Derivatives and Hedging Activity

The Company has entered into long-term contracts to supply can stock to its largest customers (see Note 9). To reduce the risk of changing prices for purchases and sales of metal, including firm commitments under these supply contracts, the Company uses commodity futures and option contracts. In addition, the Company holds natural gas futures.

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

In connection with the Company’s futures activity, the Company maintains lines of credit with brokers to cover unrealized losses on futures contracts and uses options to manage price exposure with respect to firm commitments to purchase or sell aluminum. There were no deposits with brokers at December 31, 2004 and 2005. As of December 31, 2006, the Company had $7.6 million on deposit with brokers included on the balance sheet as broker deposits.

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

Inventories

Inventories consisted of the following:

	December 31
	2006	2005
	Restated
Manufacturing inventories:
Raw materials	$66,743	$50,040
Work in progress	65,832	64,941
Finished goods	39,384	58,921
LIFO reserve	(73,117)	(49,540)

Total manufacturing inventories	98,842	124,362
Supplies inventory	18,060	17,789

Total inventories	$116,902	$142,151

The Company uses the last-in, first-out (LIFO) method of accounting for the manufacturing inventories for both book and tax purposes. If the first-in, first-out (FIFO) method had been used at December 31, 2006, inventories would have been approximately $73,117 higher. During 2006, reductions in LIFO inventories resulted in liquidations of LIFO inventory layers carried at lower costs prevailing in prior years as compared with costs of current year purchases.

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

Deferred Financing Costs

The Company has approximately $7,240 and $7,772 of unamortized deferred financing costs at December 31, 2006 and 2005, respectively. These costs are being amortized over the life of the related secured credit facilities (see Note 5) and are included in other non-current assets in the consolidated balance sheets. Accumulated amortization is approximately $3,614 and $1,916 at December 31, 2006 and 2005, respectively.

Revenue Recognition

Sales revenue is recognized when products are shipped to customers, or upon transfer of title, if that occurs later.

Shipping and Handling Costs

Shipping and handling costs incurred by the Company amounted to $25,608, $23,892 and $25,489 for the years ended December 31, 2006, 2005, and 2004, respectively, and are recorded as a component of cost of sales in the consolidated statements of operations.

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

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit and Other Postretirement Plans, an amendment of FASB Statements No. 87, 106, and 132R,” (“SFAS 158”). SFAS 158 requires companies to recognize a net liability or asset and an offsetting adjustment to accumulated other comprehensive income to report the funded status of defined benefit pension and other postretirement benefit plans. In addition, SFAS 158 requires companies to measure plan assets and obligations at their year-end balance sheet date. SFAS 158 requires prospective application. The recognition and disclosure requirements of SFAS 158 are effective for the Company’s fiscal year ending December 31, 2007 because the Company is not considered a “public entity” as defined in SFAS 158. The requirement under SFAS 158 to measure plan assets and obligations at the year-end balance sheet date will be effective for the Company’s fiscal year ending December 31, 2008. Management does not expect that the adoption of SFAS 158 will have a material impact on the Company’s financial position or results of operations.

4. Property and Equipment

Major classes of property and equipment are:

	December 31
	2006	2005
Land, buildings and improvements	$12,129	$11,614
Machinery and equipment	129,352	120,759
Furniture, fixtures and other	3,205	3,610
Construction in progress	12,372	11,344

	157,058	147,327
Accumulated depreciation	(72,469)	(60,770)

	$84,589	$86,557

As a result of the sale-financing transaction discussed in Note 5 , as of December 31, 2006 the company has approximately $14.8 million in assets subject to a capital lease. Depreciation expense for the years ended December 31, 2006, 2005 and 2004 was $12,580, $13,355 and $13,211, respectively.

5. Financing Arrangements

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

Effective December 31, 2006, the Company completed an amendment to its revolving credit facility. The amendment was to reset certain covenant levels based on the company’s most recent financial projections and results and as noted within our credit agreement. As of and subsequent to December 31, 2006, the Company must either meet the minimum Adjusted EBITDA levels as noted within our credit agreement or the Adjusted Excess Availability must be equal to or greater than $20 million for each of the ten (10) consecutive days immediately preceding the last day of the month. As of the December 31, 2006 the Company was in compliance with the debt covenants under this agreement, as amended.

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

In 2006 the Company executed a sale financing agreement on certain pieces of production equipment with The Employees’ Retirement System of Alabama in the amount of $29.9 million. The agreement executed on November 13, 2006 provided the Company with an initial funding of $14.95 million to be followed by an additional $14.95 million which became available on December 1, 2006 and the Company drew down on January 3, 2007. The agreement qualifies as a capital lease and has a three-year term with a fixed interest rate of 10.7%.

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

Included in the table above are principle payments relating to the Company’s sale-financing facility. Payments due on the facility are as follows:

2007	$3,044
2008	3,044
2009	12,658

Total Payments	18,746
Less interest payments	(3,916)

Principle Payments	$14,830

6. Financial Instruments

The carrying amount of the Company’s financial instruments, including cash and cash equivalents, broker deposits, accounts receivable, accounts payable, and certain other financial instruments approximates their fair value at December 31, 2006 and 2005, respectively. The fair value of the Company’s debt was approximately $310,180 and $263,023 at December 31, 2006 and 2005, respectively, based on the book value of the secured credit facility, and the Company’s estimate of fair value of the senior secured notes and the secured subordinated notes. The Company estimated the fair value of the senior secured notes based on surveyed market quotes for the notes and estimated the fair value of the secured subordinated notes using a discounted cash flow analysis, using interest rates that the Company believes would be obtainable at that point in time.

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

As discussed in Note 3, the Company also has natural gas swaps at December 31, 2006 and 2005. The natural gas instruments cover the Company’s estimated natural gas production requirements for the first quarter of 2007 as well as a portion of the estimated production requirements for the remainder of 2007. See Note 3 for their fair values.

7. Benefit Plans

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

8. Preferred Member’s Interest

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

9. Commitments and Contingencies

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

The Company is a defendant in an action brought by a former executive seeking compensatory damages pending in Delaware State Court. The plaintiff alleged that a deal had been negotiated whereby in exchange for $2 million the plaintiff would surrender his equity interest in the Company, forgo any claim for a $1 million severance that plaintiff alleges would otherwise come due on his 62nd birthday (payable in $50 thousand quarterly installments) and provide the Company with a general release of any existing or potential claims. The Company has accrued a $1 million reserve in connection with this litigation. The Company has hired counsel, is vigorously contesting this lawsuit and believes it has meritorious defenses. In addition, this plaintiff sought to enforce an alleged settlement contract with the Company in Alabama State Court. The Company filed for summary judgment on all claims related to this alleged settlement and on February 12, 2007, the Court granted the motion in full and dismissed all claims with prejudice. Appeal is permitted until April 23, 2007.

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

10. Quarterly Information (Unaudited)

As discussed in Note 2 to the consolidated financial statements in Form 10-K/A for the year ended December 31, 2006, the Company restated its financial statements for the years ended December 31, 2006 and December 31, 2005 to:

1.	Correct the presentation of the LIFO reserve as of December 31, 2006;

2.	Properly present its pension benefit obligation amounts as of December 31, 2006 in accordance with SFAS 87;

3.	Correct the presentation of Members Equity to comply with SFAS 130; and

4.	Correct the classification of shipping and handling fees in accordance with EITF 00-10.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	Restated	Restated	Restated	Restated
Year Ended December 31, 2006

Net sales	$221,818	$290,035	$279,297	$247,491

Gross margin (deficit)	8,882	(1,654)	(21,319)	(1,403)

Net (loss) income	3,502	(16,460)	(53,929)	(16,969)

Year Ended December 31, 2005

Net sales	$227,155	$237,210	$208,852	$234,519

Gross margin (deficit)	6,100	9,939	(1,644)	(11,841)

Net (loss) income	(6,234)	5,491	(10,465)	(10,410)

Year Ended December 31, 2004

Net sales	$202,625	$203,913	$199,606	$186,213

Gross margin (deficit)	(1,989)	9,840	6,592	(18,093)

Net (loss) income	(6,444)	(10,653)	794	(25,239)

11. Business Segment Information

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

As described in Note 3, we earned revenues from two customers that individually exceeded 10% of consolidated revenues. The revenue generated from sales to these customers is included in the Alloys section of the table below.

The following table sets forth information on the Company’s reportable segments:

	Year Ended December 31,
	2006	2005	2004
	Restated	Restated	Restated
Net Sales

Alloys	$903,290	$829,592	$734,532

Recycling (1)	134,241	75,692	57,481

Other	1,110	2,452	344

Net sales	$1,038,641	$907,736	$792,357

Segment (loss) profit

Alloys	$(40,599)	$(9,144)	$13,568

Recycling (1)	13,230	2,729	3,009

Segment (loss) profit	(27,369)	(6,415)	16,577

LIFO adjustment	(23,577)	(2,318)	(35,156)

Mark-to-market adjustments for contracts under SFAS 133	(24,126)	11,666	(550)

Corporate and other undistributed expenses, net	(8,784)	(24,551)	(22,413)

Net loss	$(83,856)	$(21,618)	$(41,542)

(1):	The Company has eliminated all intercompany sales and cost of sales associated with transfers of recycled aluminum from Recycling to Alloys. Recycling transfers aluminum to Alloys at market value and recognizes profit only when the sale to the end consumer is completed. During each of the periods presented, Recycling transferred aluminum to Alloys in the amount of $82,288, $40,511 and $30,559 for each year ended December 31, 2006, 2005 and 2004, respectively.

	As of December 31,
	2006	2005	2004
	Restated	Restated	Restated
Total Assets
Alloys	$294,417	$307,611	$310,831
Recycling	31,409	13,040	8,754
Corporate and other	9,093	21,788	14,885

Total assets	$334,919	$342,439	$334,470

	As of December 31,
	2006	2005	2004
Depreciation and Amortization
Alloys	$11,814	$12,529	$12,395
Recycling	640	609	492
Corporate and other	126	217	324

Total depreciation and amortization	$12,580	$13,355	$13,211

	As of December 31,
	2006	2005	2004
Capital Expenditures
Alloys	$9,635	$13,985	$11,659
Recycling	977	552	670

Total capital expenditures	$10,612	$14,537	$12,329

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Disclosure Controls and Procedures (Restated)

(a) Disclosure Controls and Procedures

As stated in Note 2 to the consolidated financial statements in Form 10-K/A for the year ended December 31, 2006 , we have restated our financial statements for the years ended December 31, 2006, 2005 and 2004 and related disclosures.

As of December 31, 2006, our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), has conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Securities Exchange Act Rule 13a-15(e), as amended). Based on the evaluation, our CEO and CFO concluded that our disclosure controls and procedures as of December 31, 2006 were not effective because of a material weakness in internal control over financial reporting described below. The CEO and CFO’s original conclusions regarding the effectiveness of their disclosure controls and procedures as well as the identification of a material weakness in those controls and procedures was not affected by this restatement.

(b) Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. Under the supervision of management and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2006. In making this evaluation, we used the criteria set forth by the Commission of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our evaluation of internal control over financial reporting, management identified the following material weakness as of December 31, 2006:

The Company has not maintained sufficient staff with appropriate training in US GAAP and SEC financial rules and regulations. These deficiencies result in the potential of material misstatements and/or inadequate disclosures in the Company’s financial statements.

As a result of the material weakness described above, management concluded that internal control over financial reporting was not effective as of December 31, 2006, based on the criteria identified above. Management’s original conclusions regarding the effectiveness of internal control over financial reporting as well as the identification of a material weakness in internal control over financial reporting was not affected by this restatement.

(c) Remediation Activities

The Company has evaluated its resource requirements to ensure the timely and effective review and management of its reporting process. The Company has formed a Finance Committee consisting of various financial and accounting personnel to regularly review the effectiveness of internal controls over financial reporting and is evaluating staffing requirements to ensure the preparation of financial statements in accordance with GAAP. It has also added and is continuing to add additional financial staff, and has reviewed and updated scheduling and planning protocols in place to ensure continued timely compliance with SEC reporting deadlines. The formation of a Finance Committee, the addition of financial staff and the updating of protocols will ensure that misstatements similar to those addressed by this restatement will not occur in the future.

(d) Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the fourth fiscal quarter ended December 31, 2006, nor as a result of this restatement, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Summary Compensation Table

	Annual Compensation 2006 2005 2004	Annual Salary 2006 2005 2004		Long-Term Compensation Awards 2006 2005 2004			All other Compensation 2006 2005 2004
Name and Principal Position	Total Compensation	Salary		Bonus		Securities Underlying Options
David D’Addario	1,224,500	$1,224,500	(1)	$0		—	$0
Chief Executive Officer, Chairman and Manager	682,500 1,047,500	682,500 682,500	(1) (1)	0 365,000		— —	0 0

Kenneth Stastny	130,000	$130,000		$0		—	$0
Chief Financial Officer	125,000 110,000	125,000 110,000		0 0		— —	0 0

John J. Cameron	378,000	$78,000		$0		—	$300,000	(2)
Vice Chairman and Manager	435,000 635,000	135,000 335,000		0 0		— —	300,000 300,000	(2) (2)

Danny Mendelson	249,000	$249,000		$0		—	$0
Executive Vice President, Chief Strategic Officer and Secretary	240,000 490,000	240,000 240,000		0 250,000		— —	0 0

Richard Weaver	245,000	$245,000		$0		—	$0
Executive Vice President, Non-Core Businesses	225,000 225,000	225,000 225,000		0 0		— —	0 0

Gregory Garvey	162,500	$162,500		$0		—	$0
Manager	192,500 292,500	162,500 162,500		30,000 130,000	(3)	— —	0 0

Gerald M. David	242,000	$242,000		$0		—	$0
Manager	300,000 312,000	300,000 300,000		0 12,000		— —	0 0

(1)	Of the salary compensation Mr. D’Addario received in 2006, 2005, and 2004 $162,500 was paid in respect of his service as a member of the Wise Group management board and the remaining was paid in respect of his service as Chairman.
(2)	Mr. Cameron received $300,000 in additional cash compensation in 2006, 2005 and 2004 pursuant to his employment agreement. See “Employment Agreements” below.
(3)	Delayed payment of 2004 bonus.

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

Management Board Report regarding Compensation

The management board of Wise has reviewed and discussed the Compensation Discussion and Analysis with management and based on such review and discussion has included the Compensation Discussion and Analysis in this Form 10-K/A.

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

(3)	Exhibits

The following exhibits are either included in this report or incorporated herein by reference as indicated below:

1.1	Purchase Agreement, dated April 30, 2004, by and among the Issuers, the Guarantors and the Initial Purchasers (incorporated by reference to Exhibit 1.1 to the Company’s Registration Statement on Form S-4 filed on July 23, 2004)

3.1	Second Amended and Restated Limited Liability Company Agreement of Wise Metals Group LLC (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-4/A filed on September 29, 2004)

3.2a	Certificate of Formation of Wise Metals Holdings LLC filed with the Delaware Secretary of State on February 1, 1999 (incorporated by reference to Exhibit 3.2a to the Company’s Registration Statement on Form S-4 filed on July 23, 2004)

3.2b	Certificate of Amendment of Wise Metals Holdings LLC (incorporated by reference to Exhibit 3.2b to the Company’s Registration Statement on Form S-4 filed on July 23, 2004)

3.2c	Articles of Merger of Wise Metals Group LLC (incorporated by reference to Exhibit 3.2c to the Company’s Registration Statement on Form S-4 filed on July 23, 2004)

3.3	Limited Liability Company Agreement of Listerhill Total Maintenance Center LLC (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-4 filed on July 23, 2004)

3.4	Certificate of Formation of Listerhill Total Maintenance Center LLC filed with the Delaware Secretary of State on September 30, 2003 (incorporated by reference to Exhibit 3.4 to the Company’s Registration Statement on Form S-4 filed on July 23, 2004)

3.5	Limited Liability Company Agreement of Wise Warehousing, LLC (incorporated by reference to Exhibit 3.5 to the Company’s Registration Statement on Form S-4 filed on July 23, 2004)

3.6	Certificate of Formation of Wise Warehousing, LLC filed with the Delaware Secretary of State on December 22, 2003 (incorporated by reference to Exhibit 3.6 to the Company’s Registration Statement on Form S-4 filed on July 23, 2004)

3.7	Limited Liability Company Agreement of Wise Alloys LLC (together with amendment 3 thereto) (incorporated by reference to Exhibit 3.7 to the Company’s Registration Statement on Form S-4 filed on July 23, 2004)

3.8	Certificate of Formation of Wise Alloys LLC filed with the Delaware Secretary of State on December 9, 1998 (incorporated by reference to Exhibit 3.8 to the Company’s Registration Statement on Form S-4 filed on July 23, 2004)

3.9	Amended and Restated Limited Liability Company Agreement of Wise Recycling West, LLC (incorporated by reference to Exhibit 3.9 to the Company’s Registration Statement on Form S-4 filed on July 23, 2004)

3.10a	Certificate of Formation of Wise Recycling West, LLC filed with the Delaware Secretary of State on December 27, 2001 (incorporated by reference to Exhibit 3.10a to the Company’s Registration Statement on Form S-4 filed on July 23, 2004)

3.10b	Certificate of Amendment of Certificate of Formation of Wise Recycling West, LLC (incorporated by reference to Exhibit 3.10b to the Company’s Registration Statement on Form S-4 filed on July 23, 2004)

3.11	Limited Liability Company Agreement of Wise Recycling Texas, LLC (incorporated by reference to Exhibit 3.11 to the Company’s Registration Statement on Form S-4 filed on July 23, 2004)

3.12	Certificate of Formation of Wise Recycling Texas, LLC filed with the Delaware Secretary of State on June 4, 2002 (incorporated by reference to Exhibit 3.12 to the Company’s Registration Statement on Form S-4 filed on July 23, 2004)

3.13	Second Amended and Restated Limited Liability Company Operating Agreement of Wise Recycling, LLC (incorporated by reference to Exhibit 3.13 to the Company’s Registration Statement on Form S-4 filed on July 23, 2004)

3.14	Articles of Organization of Wise Recycling, LLC filed with the Maryland Secretary of State on January 20, 1998 (incorporated by reference to Exhibit 3.14 to the Company’s Registration Statement on Form S-4 filed on July 23, 2004)

3.15	Certificate of Incorporation of Wise Alloys Finance Corporation filed with the Delaware Secretary of State on April 18, 2002 (incorporated by reference to Exhibit 3.15 to the Company’s Registration Statement on Form S-4 filed on July 23, 2004)

3.16	Bylaws of Wise Alloys Finance Corporation (incorporated by reference to Exhibit 3.16 to the Company’s Registration Statement on Form S-4 filed on July 23, 2004)

4.1	Indenture, dated May 5, 2004, by and among the Issuers, the Guarantors and the Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-4 filed on July 23, 2004)

4.2	Registration Rights Agreement, dated as of May 5, 2004, by and among the Issuers, the Guarantors and the Initial Purchasers (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-4 filed on July 23, 2004)

10.1	General Security Agreement, dated as of May 5, 2004, by the Issuers and the Guarantors in favor of the Trustee (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-4 filed on July 23, 2004)

10.2	Intercreditor Agreement, dated May 5, 2004, by and between the Trustee and Congress Financial Corporation (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-4 filed on July 23, 2004)

10.3	Collateral Assignment of Acquisition Agreement, dated May 5, 2004, by Wise Alloys LLC in favor of the Trustee (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-4 filed on July 23, 2004)

10.4	Investment Property Pledge and Security Agreement, dated May 5, 2004, by Wise Alloys LLC in favor of the Trustee (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-4 filed on July 23, 2004)

10.5	Fee and Leasehold Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated May 5, 2004, by Wise Alloys LLC in favor of the Trustee (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-4 filed on July 23, 2004)

10.6	Pledge and Security Agreement, dated May 5, 2004, by the Issuers and the Guarantors in favor of the Trustee (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-4 filed on July 23, 2004)

10.7	Trademark Collateral Assignment and Security Agreement, dated May 5, 2004, by and between Wise Alloys LLC and the Trustee (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-4 filed on July 23, 2004)

10.8	Beverage Can Supply Letter Agreement, dated August 10, 1998 and as most recently amended April 1, 2003, by and between Ball Corporation and Wise Alloys LLC (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Amendment No. 1 to the Form S-4 filed on September 29, 2004)†

10.9	Beverage Can Supply Letter Agreement, dated April 22, 2004, by and between Crown Cork & Seal Co. and Wise Alloys LLC (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Amendment No. 1 to the Form S-4 filed on September 29, 2004)†

10.10	Amended and Restated Loan Agreement, dated May 5, 2004, by and among the Issuers, the Guarantors, Congress Financial Corporation, Fleet Capital Corporation and the Financial Institutions named therein (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-4 filed on July 23, 2004)

10.11	Employment Agreement, dated December 31, 2001, by and between Gerald David and Wise Metals Group LLC (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-4 filed on July 23, 2004)

10.12	Employment Agreement, dated April 1, 1999, by and between John Cameron and Wise Metals Group LLC (together with amendments thereto) (incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-4 filed on July 23, 2004)

10.13	$720,000 Real Estate Mortgage Note, dated December 5, 2002, issued by Wise Recycling West, LLC on behalf of TOMRA of North America Finance Corporation (incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-4 filed on July 23, 2004)

10.14	Mortgage, dated December 5, 2002, by and between Wise Recycling West, LLC on behalf of TOMRA of North America Finance Corporation (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-4 filed on July 23, 2004)

10.15	$720,000 Promissory Note, dated December 6, 2002, issued by Wise Recycling West, LLC on behalf of TOMRA of North America Finance Corporation (incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-4 filed on July 23, 2004)

10.16	Deed of Trust, dated December 6, 2002, by and between Wise Recycling West, LLC on behalf of TOMRA of North America Finance Corporation (incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-4 filed on July 23, 2004)

10.17	Environmental Cooperation Agreement, dated March 31, 1999, by Reynolds Metals Company and Wise Alloys LLC (incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement on Form S-4 filed on July 23, 2004)

10.18	Technology License Agreement, dated as of March 31, 1999, between Reynolds Metals Company, Southern Reclamation Company, Inc. and Wise Alloys LLC (incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement on Form S-4 filed on July 23, 2004)

10.19	Purchase Agreement dated as of October 31, 2003, and effective as of June 30, 2003, by and among David D’Addario and John Cameron and Wise Recycling LLC (incorporated by reference to Exhibit 10.19 to the Company’s Registration Statement on Form S-4 filed on July 23, 2004)

10.20	Ground Lease Agreement (Sewage Treatment Plant), dated March 31, 1999, by Reynolds Metals Company and Wise Alloys LLC (incorporated by reference to Exhibit 10.20 to the Company’s Registration Statement on Form S-4 filed on July 23, 2004)

10.21	Ground Lease Agreement (Drinking Water Plant), dated March 31, 1999, by Reynolds Metals Company and Wise Alloys LLC (incorporated by reference to Exhibit 10.21 to the Company’s Registration Statement on Form S-4 filed on July 23, 2004)

10.22	Ground Lease Agreement (Southern Reclamation Plant), dated March 31, 1999, by Reynolds Aluminum Partners and Wise Alloys LLC (incorporated by reference to Exhibit 10.22 to the Company’s Registration Statement on Form S-4 filed on July 23, 2004)

10.23	Lease Agreement, dated March 31, 1999, by Reynolds Metals Company and Wise Alloys LLC (incorporated by reference to Exhibit 10.23 to the Company’s Registration Statement on Form S-4 filed on July 23, 2004)

10.24	Asset Purchase Agreement, dated as of December 30, 1998, among Reynolds Metals Company, Southern Reclamation Company, Inc. Reynolds Aluminum Partners and Wise Alloys LLC (incorporated by reference to Exhibit 10.24 to the Company’s Registration Statement on Form S-4 filed on July 23, 2004)

10.25	Amendment No. 1 to Amended and Restated Loan Agreement, dated as of June 30, 2004, by and among the Issuers, the Guarantors, Congress Financial Corporation, Fleet Capital Corporation and the Financial Institutions named therein (incorporated by reference to Exhibit 10.25 to the Company’s Registration Statement on Form S-4/A filed on September 29, 2004)

10.26	Accounts Purchase and Sale Agreement, dated as of June 30, 2004, by and among Wise Alloys LLC and Congress Financial Corporation (incorporated by reference to Exhibit 10.26 to the Company’s Registration Statement on Form S-4/A filed on September 29, 2004)

10.27	Employment Agreement, dated as of July 1, 2004, by and between Randall R. Powers and Wise Metals Group LLC (incorporated by reference to Exhibit 10.27 to the Company’s Registration Statement on Amendment No. 1 to the Form S-4 filed on September 29, 2004)

10.28	Amendment No. 2 to Amended and Restated Loan Agreement, dated November 10, 2004, by and among the Issuers, the Guarantors, Congress Financial Corporation and Fleet Capital Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004)

10.29	Amendment No. 4 to Amended and Restated Loan Agreement, dated October 31, 2005, by and among the Issuers, the Guarantors, Congress Financial Corporation and Fleet Capital Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005)

10.30	Amendment to Deed of Trust and Assignment of Deed of Trust, dated as January 10, 2005, by Wise Recycling West, LLC, to the Adams County Public Trustee for the benefit of TOMRA of North America Finance Corporation and GAB Holding LLC (incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on form 10-K for the year ended December 31, 2005)

10.31	Extension and Assignment Agreement, entered into as of January 21, 2005, by and among TOMRA of North America Finance Corporation, Wise Recycling West, LLC and GAB Holding LLC (incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on form 10-K for the year ended December 31, 2005)

10.32	Allonge to Real Estate Mortgage Note, attached to, and made a part of that certain Promissory Note dated December 5, 2002, in the principal amount of Seven Hundred Twenty Thousand and 00/100 Dollars ($720,000.00) made by Wise Recycling West, LLC to the order of TOMRA of North America Finance Corporation (incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on form 10-K for the year ended December 31, 2005)

10.33	Amendment No. 3 to Amended and Restated Loan Agreement, dated March 21, 2005, by and among the Issuers, the Guarantors, and Wachovia Corporation (formerly Congress Financial) as Agent Corporation*

10.34	Amendment No. 5 to Amended and Restated Loan Agreement, dated March 6, 2006, by and among the Issuers, the Guarantors, and Wachovia Corporation (formerly Congress Financial) as Agent Corporation (incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005)

10.35	Amendment No. 6 to Amended and Restated Loan Agreement, dated March 31, 2006, by and among the Issuers, the Guarantors, and Wachovia Corporation (formerly Congress Financial) as Agent Corporation*

10.36	Amendment No. 7 to Amended and Restated Loan Agreement, dated April 28, 2006, by and among the Issuers, the Guarantors, and Wachovia Corporation (formerly Congress Financial) as Agent Corporation*

10.37	Amendment No. 8 to Amended and Restated Loan Agreement, dated June 12, 2006, by and among the Issuers, the Guarantors, and Wachovia Corporation (formerly Congress Financial) as Agent Corporation (incorporated by reference to Exhibit 10.30 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2006)

10.38	Amendment No. 9 to Amended and Restated Loan Agreement, dated August 4, 2006, by and among the Issuers, the Guarantors, and Wachovia Corporation (formerly Congress Financial) as Agent Corporation (incorporated by reference to Exhibit 10.31 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2006)

10.39	Amendment No. 10 to Amended and Restated Loan Agreement, dated December 31, 2006, by and among the Issuers, the Guarantors, and Wachovia Corporation (formerly Congress Financial) as Agent Corporation*

10.40	Separation Agreement and Release by and between Randall R. Powers and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2006)

10.41	Master Lease Agreement dated November 13, 2006 by and among The Employees’ Retirement System of Alabama, The Teachers’ Retirement System of Alabama, Wilmington Trust Company and the Company*

10.42	Accounts Purchase and Sale Agreement, dated as of March 31, 2006, by and among Wise Alloys LLC and Wachovia Corporation (formerly Congress Financial) as Agent Corporation*

10.43	Amendment No. 1 to Accounts Purchase and Sale Agreement, dated as of December 31, 2006, by and among Wise Alloys LLC and Wachovia Corporation (formerly Congress Financial) as Agent Corporation*

10.44	Amendment No. 2 to Accounts Purchase and Sale Agreement, dated as of April 9, 2007, by and among Wise Alloys LLC and Wachovia Corporation (formerly Congress Financial) as Agent Corporation*

21	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005)

31.1	Section302 CEO Certification**

31.2	Section302 CFO Certification**

32.1	Section906 CEO Certification**

32.2	Section906 CFO Certification**

*	Filed on April 17, 2007 with the Form 10K dated December 31, 2006.
**	Filed herewith.
†	Portions of this document have been omitted and filed separately with the SEC pursuant to a request for confidential treatment in accordance with Rule 406 of the Securities Act.

SIGNATURES

Pursuant to the requirements of section 13 or section 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WISE METALS GROUP LLC

Dated: March 4, 2008	/s/ DAVID D’ADDARIO
David D’Addario
Chairman and Chief Executive Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Dated: March 4, 2008	/s/ DAVID D’ADDARIO
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