Form 10-Q/A
period 2007-03-31
Wise Metals Group LLC
filed 2008-03-04
CIK 1297014

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 is being filed to restate (i) Part 1, Item 1 — Financial Statement and Notes to Condensed and Consolidated Financial Statements and (ii) Part 1, Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations, for the Company as of and for the fiscal quarters ended March 31, 2007 and March 31, 2006 previously included in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007. The restatement relates to the following adjustments:

•

To correct the Company’s presentation of the LIFO reserve which improperly stated the LIFO reserve at $69.5 million as of December 31, 2006 and March 31, 2007. The reserve should have been properly stated at $73.1 million.

•

The Company incorrectly presented the pension asset, liability and component of other comprehensive income as a net liability within other non-current liabilities of $0.5 million as of December 31, 2006 and March 31, 2007. The Company is correcting the presentation of the pension asset, liability and component of accumulated other comprehensive deficit at their gross amounts in the consolidated balance sheets as of December 31, 2006 and March 31, 2007.

•

The Company did not present total comprehensive loss in accordance with Statement of Financial Accounting Standards No. 130 (“SFAS 130”), “Reporting Comprehensive Income.” The Company is restating the presentation of members’ equity in its consolidated balance sheets at December 31, 2006 and March 31, 2007 to comply with SFAS 130 and present both accumulated other comprehensive deficit and disclose total comprehensive income for all periods presented. The correction has no impact on previously reported net loss.

•

The Company has concluded that its shipping and handling costs which have been previously reported as reductions to revenue should properly be included as cost of sales under Emerging Issues Task Force No. 00-10 (“EITF 00-10”). The Company is correcting the classification of these costs to cost of goods sold for the three month periods ended March 31, 2007 and 2006.

•

The Company concluded that a reclassification adjustment recorded between cost of goods sold and selling, general and administrative expense was made in error. The Company is restating cost of sales and selling, general and administrative to reflect this change for the three month period ended March 31, 2007. This resulted in an increase to cost of goods sold and a decrease to selling, general and administrative expense of approximately $1.5 million for the three month period ended March 31, 2007.

No attempt has been made in this Amendment No. 1 to modify or update other disclosures presented in the original report on Form 10-Q except as required to reflect the effects of the restatement. This Form 10-Q/A generally does not reflect events occurring after the filing of the Form 10-Q nor modify nor update those disclosures affected by subsequent events. Accordingly, this Form 10-Q/A should be read in conjunction with our filings made subsequent to the filing of the original Form 10-Q. Consequently, all other information not affected by the restatement is unchanged and reflects the disclosures made at the time of the original filing of the Form 10-Q on May 15, 2007.

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

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Wise Metals Group LLC

Condensed Consolidated Balance Sheets

(In thousands)

	March 31, 2007	December 31, 2006
	(Unaudited)
	Restated	Restated
Assets
Current assets:
Cash and cash equivalents	$2,370	$2,280
Broker deposits	3,320	7,889
Accounts receivable, less allowance for doubtful accounts ($1,129 in 2007 and $1,129 in 2006)	90,913	104,096
Inventories	154,713	116,902
Fair value of contracts under SFAS 133	5,661	3,897
Other current assets	5,069	5,933

Total current assets	262,046	240,997
Non-current assets:
Property and equipment, net	84,471	84,589
Other assets	9,670	8,724
Intangible assets	326	326
Goodwill	283	283

Total non-current assets	94,750	93,922

Total assets	$356,796	$334,919

Liabilities and members’ deficit
Current liabilities:
Accounts payable	$73,926	$71,131
Current portion of long-term debt	3,097	1,759
Borrowing under revolving credit facility	182,493	177,187
Fair value of contracts under SFAS 133	860	10,312
Accrued expenses, payroll and other	19,499	14,526

Total current liabilities	279,875	274,915
Non-current liabilities:
Term loans, less current portion	28,777	15,854
Senior notes	150,000	150,000
Accrued pension obligation	3,101	3,101
Other liabilities	12,914	12,485

Total non-current liabilities	194,792	181,440
Commitments and contingencies	—	—
Members’ deficit
Members’ deficit	(115,580)	(119,145)
Accumulated other comprehensive deficit	(2,291)	(2,291)

Total members’ deficit	(117,871)	(121,436)

Total liabilities and members’ deficit	$356,796	$334,919

See accompanying notes.

Wise Metals Group LLC

Condensed Consolidated Statements of Operations

(In Thousands)

(Unaudited)

	Three months ended March 31,
	2007	2006
	Restated	Restated
Sales	$252,515	$221,818
Cost of sales	247,849	212,936

Gross margin	4,666	8,882
Operating expenses:
Selling, general, and administrative	3,014	2,973

Operating income	1,652	5,909
Other income (expense):
Interest expense and fees, net of interest income	(9,106)	(7,120)
Unrealized gain on derivative instruments	11,019	4,711

Net income	$3,565	$3,500

See accompanying notes.

Wise Metals Group LLC

Condensed Consolidated Statements of Cash Flows

(In Thousands)

(Unaudited)

	Three months ended March 31,
	2007	2006
	Restated
Cash flows from operating activities
Net income	$3,565	$3,500
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	3,346	3,114
Amortization of deferred financing fees	479	351
Bad debt expense	—	—
Unrealized gains on derivatives	(11,019)	(4,711)
Changes in operating assets and liabilities:
Broker deposits	4,569	—
Accounts receivable	13,183	4,049
Inventories	(37,811)	(39,281)
Other current assets	864	662
Accounts payable	2,795	430
Accrued expenses, payroll and other	3,780	6,904

Net cash used in operating activities	(16,249)	(24,982)
Cash flows from investing activities
Purchase of equipment	(3,228)	(3,802)

Net cash used in investing activities	(3,228)	(3,802)
Cash flows from financing activities
Net issuance of short-term borrowings	6,644	24,458
Proceeds from sale-financing transaction	14,950	—
Payments on long-term obligations	(2,027)	(53)

Net cash provided by financing activities	19,567	24,405
Net increase (decrease) in cash and cash equivalents	90	(4,379)
Cash and cash equivalents at beginning of period	2,280	6,456

Cash and cash equivalents at end of period	$2,370	$2,077

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

2. Restatement

The Company has restated its consolidated financial statements for the fiscal year ended December 31, 2006 and the interim financial statements for the quarters ended March 31, 2006 and 2007 to correct certain errors in accounting and financial reporting. The restated consolidated financial statements reflect adjustments required as a result of the following errors.

(1) Inventories were overstated by $3.7 million at December 31, 2006 and March 31, 2007. The error resulted from a calculation error in computing the LIFO reserve.

(2) Balance sheet classifications related to pension plan amounts at December 31, 2006 and at March 31, 2007 did not comply with certain provisions of Statement of Financial Accounting Standards No. 87 (“SFAS 87”), “Employers’ Accounting for Pensions.” The pension intangible asset, benefit obligation and component of other comprehensive loss were aggregated and incorrectly classified as a net liability within non-current other liabilities. The Company has restated the December 31, 2006 and March 31, 2007 consolidated balance sheets to correctly classify the gross amounts of its pension components as an accrued pension obligation of $3.1 million, an intangible asset of $326 thousand and a component of accumulated other comprehensive deficit of $2.3 million, respectively.

(3) As a result of the pension classification errors discussed in (2), the Company did not present accumulated other comprehensive deficit and disclose total other comprehensive loss in accordance with Statement of Financial Accounting Standards No. 130 (“SFAS 130”), “Reporting Comprehensive Income.” The Company has restated the December 31, 2006 and March 31, 2007 consolidated balance sheets presented herein to report accumulated other comprehensive deficit and disclose other comprehensive income for the three month periods ended March 31, 2007 and 2006. The correction had no impact on previously reported Net Income.

(4) The Company improperly classified shipping and handling costs as reductions to revenue in the consolidated statements of operations for each of the three month periods ended March 31, 2007 and 2006. In accordance with EITF 00-10, the consolidated statements of operations for the interim period financial statements presented herein have been restated to properly classify these costs as cost of sales.

(5) The Company concluded that a reclassification adjustment recorded between cost of goods sold and selling, general and administrative expense was made in error. The Company is restating cost of sales and selling, general and administrative to reflect this change for the three month period ended March 31, 2007. This resulted in an increase to cost of goods sold and a decrease to selling, general and administrative expense of approximately $1.5 million for the three month period ended March 31, 2007.

The following tables set forth the effects of the restatement on each affected line item in the consolidated balance sheets at December 31, 2006 and March 31, 2007 and consolidated statements of operations for the three month periods ended March 31, 2007 and 2006:

Consolidated Balance Sheets

December 31, 2006	As Previously Reported	Adjustment	As Restated	Reference
Inventories	$120,565	$(3,663)	$116,902	(1)
Total current assets	244,660	(3,663)	240,997
Intangible assets	—	326	326	(2)
Total non-current assets	93,596	326	93,922
Total assets	338,256	(3,337)	334,919
Accrued pension obligation	—	3,101	3,101	(2)
Other liabilities	12,969	(484)	12,485	(2)
Total non-current liabilities	178,823	2,617	181,440
Members’ deficit	(115,482)	(3,663)	(119,145)	(1)
Accumulated other comprehensive deficit	—	(2,291)	(2,291)	(2)(3)
Total members’ deficit	(115,482)	(5,954)	(121,436)
Total liabilities and members’ deficit	338,256	(3,337)	334,919

March 31, 2007	As Previously Reported	Adjustment	As Restated	Reference
Inventories	$158,376	$(3,663)	$154,713	(1)
Total current assets	265,709	(3,663)	262,046
Intangible assets	—	326	326	(2)
Total non-current assets	94,424	326	94,750
Total assets	360,133	(3,337)	356,796
Accrued pension obligation	—	3,101	3,101	(2)
Other liabilities	13,398	(484)	12,914	(2)
Total non-current liabilities	192,175	2,617	194,792
Members’ deficit	(111,917)	(3,663)	(115,580)	(1)
Accumulated other comprehensive deficit	—	(2,291)	(2,291)	(2)(3)
Total members’ deficit	(111,917)	(5,954)	(117,871)
Total liabilities and members’ deficit	360,133	(3,337)	356,796

Consolidated Statements of Operations

Three months ended March 31, 2007	As Previously Reported	Adjustment	As Restated	Reference
Sales	$247,216	$5,299	$252,515	(4)
Cost of sales	241,052	6,797	247,849	(4)(5)
Gross margin	6,164	(1,498)	4,666	(5)
Selling, general and administrative	4,512	(1,498)	3,014	(5)
Three months ended March 31, 2006
Sales	216,276	5,542	221,818	(4)
Cost of sales	207,394	5,542	212,936	(4)

Consolidated Statements of Cash Flows

Three months ended March 31, 2007	As Previously Reported	Adjustment	As Restated	Reference
Bad Debt Expense	$1,498	($1,498)	—	(5)
Accounts Receivable	11,685	1,498	13,183	(5)

3. Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements are presented in accordance with generally accepted accounting principles for interim financial information and with the requirements of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the disclosures normally required by accounting principles generally accepted in the United States of America for complete financial statements. The condensed consolidated financial statements have been prepared in accordance with the Company’s customary accounting practices and, in the opinion of management, all adjustments necessary to fairly present the financial position, results of operations and cash flows for the reported interim periods have been made and were of a normal recurring nature. Operating results for the three month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. For further information, refer to the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K/A, for the year ended December 31, 2006, filed on March 4, 2008. The accompanying condensed consolidated financial statements include the accounts of Wise Metals Group LLC and its subsidiaries. Intercompany transactions have been eliminated in consolidation.

Broker Deposits

Broker deposits generally consist of cash on deposit with brokers to support lines of credit associated with the Company’s derivative and hedging activity. At March 31, 2007 and December 31, 2006 substantially all broker deposits were on deposit with brokers associated with derivative and hedging activity as more fully described below.

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

Inventories

Inventories consisted of the following:

	March 31, 2007	December 31, 2006
	Restated	Restated
Manufacturing inventories:
Raw materials	$85,335	$66,743
Work in progress	72,487	65,832
Finished goods	51,991	39,384
LIFO reserve	(73,117)	(73,117)

Total manufacturing inventories	136,696	98,842
Supplies inventory	18,017	18,060

Total inventories	$154,713	$116,902

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

Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to the future, undiscounted cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds their fair value. Judgments made by us related to the expected useful lives of long-lived assets and the ability to realize any undiscounted cash flows in excess of the carrying amounts of such assets are affected by factors such as the ongoing maintenance and improvements of the assets, changes in the expected use of the assets, changes in economic conditions, changes in operating performance and anticipated future cash flows.

New Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115, (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other assets and liabilities at fair value on an instrument by instrument basis. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently analyzing the impact of adopting SFAS 159 on its consolidated financial statements.

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007, however the FASB has delayed the effective date of SFAS 157 to fiscal years beginning after November 15, 2008 for nonfinancial assets and nonfinancial liabilities, except those items recognized or disclosed at fair value on an annual or more frequently occurring basis.

The Company has not yet determined the impact from adoption of this new accounting pronouncement on the Company’s financial position.

Comprehensive Income

Total Comprehensive Income for the three months ended March 31, 2007 and 2006 was $3,565 and $3,500, respectively.

4. Financing Arrangements

Debt consists of the following at:

	March 31, 2007	December 31, 2006
Revolving and secured credit facility	$182,493	$177,187
Senior secured 10.25% notes due 2012	150,000	150,000
Other notes payable	31,874	17,613

	364,367	344,800
Less current portion	(185,590)	(178,946)

	$178,777	$165,854

Effective December 31, 2006, the Company completed an amendment to its revolving credit facility that reset certain covenant levels. As of and subsequent to December 31, 2006, the Company must either meet the minimum Adjusted EBITDA (which represents EBITDA, defined as net income (loss) before income taxes, interest expense and fees, net, and depreciation and amortization, adjusted to exclude early extinguishment of debt, income from affiliate, nonrecurring charges, severance charges and credits, LIFO adjustments, cumulative effect of change in accounting principle and mark-to-market adjustment for contracts under SFAS No. 133) levels as noted within the credit agreement or the Adjusted Excess Availability must be equal to or greater than $20 million for each of the ten (10) consecutive days immediately preceding the last day of the month. As of the March 31, 2007 the Company was in compliance with the debt covenants under this agreement, as amended.

In 2006 the Company executed a sale-financing agreement on certain pieces of production equipment with The Employees’ Retirement System of Alabama in the amount of $29.9 million. The agreement executed on November 13, 2006 provided the Company with an initial funding of $14.95 million followed by an additional $14.95 million which the Company drew down on January 3, 2007. The agreement qualifies as a capital lease and has a three-year term with a fixed interest rate of 10.7%.

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

5. Pension and Post-Retirement Benefits

The Company’s pension and other post retirement benefit plans are more fully disclosed in Note 7 of the Notes to Consolidated Financial Statements included in Item 8 of Form 10-K/A, for the year ended December 31, 2006, filed on March 4, 2008. Effective April 1, 1999, the Company established a defined benefit pension plan that covers essentially all union employees. The plan provides certain levels of benefits based on years of service and wage levels, but does not provide benefits for any prior service. In addition, defined contribution plans for both union and nonunion employees were established.

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

6. Commitments and Contingencies

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

The Company is subject to certain monthly purchase commitments for raw materials. The amount of inventory under this commitment not yet received was $10,403 and $15,382 as of March 31, 2007 and December 31, 2006, respectively.

7. Business Segment Information

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

We have concluded that TMC is not a reportable segment because it is not significant to our consolidated operations and represents less than 10% of our revenues and its absolute profit or loss represents less than 10% of our absolute profit or loss in each of the past three years ended December 31, 2006, 2005 and 2004 and for the three months ended March 31, 2007. Additionally, TMC’s assets were less than 10% of the combined assets of our operating segments as of December 31, 2006, 2005 and 2004 and as of March 31, 2007. Financial information about TMC is included in the “Other” caption in the tables below.

The following table sets forth information on the Company’s reportable segments:

	Three Months Ended March 31,
	2007	2006
	Restated	Restated
Net Sales
Alloys	$222,666	$197,162
Recycling – (Note 1)	29,271	24,285
Other	578	371

Net sales	$252,515	$221,818

Segment profit (loss)
Alloys	$8,284	$(614)
Recycling – (Note 1)	1,940	2,370
Other	—	—

Segment profit	10,224	1,756
Unrealized gain on derivative instrument	11,019	4,711
Corporate and other undistributed expenses, net	(17,678)	(2,967)

Net income	$3,565	$3,500

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

	As of
	March 31, 2007	December 31, 2006
	Restated	Restated
Total Assets
Alloys	$310,640	$294,417
Recycling	37,352	31,409
Corporate and other	8,804	9,093

Total assets	$356,796	$334,919

	As of March 31,
	2007	2006
Depreciation and Amortization
Alloys	$3,175	$2,928
Recycling	171	144
Corporate and other	—	42

Total depreciation and amortization	$3,346	$3,114

	Three months ended March 31,
	2007	2006
Capital Expenditures
Alloys	$3,141	$3,262
Recycling	87	540
Corporate and other	—	—

Total capital expenditures	$3,228	$3,802

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Restated)

Overview

We are the third largest producer of aluminum beverage can sheet in the world and one of the largest aluminum scrap recyclers in the United States based on The Aluminum Association, Inc., a trade association for producers of primary aluminum and semi-fabricated aluminum products and recyclers. Beverage can sheet is aluminum sheet specifically designed and engineered for the production of aluminum beverage cans. Our customers include Ball, Crown, and Rexam. These customers produce aluminum cans for the largest brewers and carbonated soft drink makers in North America. In addition, we provide food container stock and semi-fabricated aluminum sheet for the transportations and other common alloy markets. In 2006, we supplied an estimated 14% of the North American market for aluminum beverage can sheet as measured by volume and we own one of only five beverage can sheet facilities in North America, providing valuable capacity to a consolidated industry. We further estimate that our market share for 2007 will remain consistent, while also increasing our market presence in the common alloy markets.

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

Restatement

As discussed in Note 2 to the consolidated financial statements in Form 10-Q/A for the quarter ended March 31, 2007, the Company restated its financial statements for the year ended December 31, 2006 and the quarters ended March 31, 2007 and 2006 to:

1.	Correct the presentation of the LIFO reserve as of December 31, 2006 and March 31, 2007;

2.	Properly present its pension benefit obligation amounts as of December 31, 2006 and March 31, 2007 in accordance with SFAS 87;

3.	Correct the presentation of members’ equity and report comprehensive income to comply with SFAS 130; and

4.	Correct the classification of shipping and handling fees in accordance with EITF 00-10.

5.	Correct the reclassification adjustment between cost of goods sold and selling, general and administrative expense that was made in error for the three month period ended March 31, 2007.

Quarterly Information

Our quarterly revenues tend to fluctuate period to period based in large part on changes in aluminum prices. These changes generally do not affect our cash flow because we seek to match our hedging positions to our contractually-obligated sales agreements. We also pass aluminum cost increases to customers through an indexed pricing mechanism and/or by fixing the cost of metal through forward contracts on the London Metals Exchange (LME). Our net income may also fluctuate period to period based on the mark to market adjustments for derivatives we hold to hedge aluminum and natural gas. Because we do not designate our forward contracts as hedges under Statement of Financial Accounting Standards No. 133 (SFAS 133), Accounting for Derivative Instruments and Hedging Activity, we are required to recognize the non-cash mark to market adjustment in our current earnings and these adjustments may be material.

Critical Accounting Policies

We have prepared our financial statements in conformity with accounting principles generally accepted in the United States. These statements include some amounts that are based on informed judgments and estimates of management. Our critical accounting policies are discussed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” in our Annual Report on Form 10-K/A, for the year ended December 31, 2006, filed on March 4, 2008. Since the date of our 2006 Form 10-K/A, there have been no changes to our critical accounting policies or the methodologies and assumptions applied under them.

Operating Results

Three months ended March 31, 2007 and 2006

Sales. Consolidated sales increased from $221.8 million in the three months ended March 31, 2006, to $252.5 million in the comparable period in 2007, an increase of $30.7 million or 14%. The increase was a result of higher prices driven primarily by higher metal cost pass-through while shipments remained relatively flat decreasing from 169.9 million pounds in the first three months of 2006 to 169.3 million pounds in the first three months of 2007.

Wise Alloys sales increased from $197.2 million in the three months ended March 31, 2006 to $222.7 million in the comparable period in 2007, an increase of $25.5 million or 13%. First quarter shipments, however, were lower due mostly to can sheet customers reducing inventory quantities from year-end levels combined with the effect of slightly lower contractual volumes which resulted from negotiations to improve pricing. Shipment volumes decreased from 144.0 million pounds in the three months ended March 31, 2006 to 137.2 million pounds in the first quarter of 2007, a decrease of 6.8 million pounds or 5%. Offsetting the decrease in shipment volumes were price increases that were effective on January 1, 2007.

Wise Recycling sales to third parties increased from $24.3 million in the three months ended March 31, 2006 to $29.3 million in the comparable period in 2007, an increase of $5.0 million or 21%. Shipments by Wise Recycling to third parties increased approximately 24% for the first quarter of 2007 due to higher recycling activity.

Cost of Sales. Consolidated cost of sales increased from $212.9 million in the three months ended March 31, 2006, to $247.9 million in the three months ended March 31, 2007, an increase of $35 million or 16%.

Wise Alloys cost of sales increased from $197.8 million in the three months ended March 31, 2006 to $214.2 million in the three months ended March 31, 2007, an increase of $16.4 million or 8%. Metal costs, representing 69% of Alloys cost of sales in the first quarter of 2006 and 70% in the first quarter of 2007, increased from $137.3 million in the first quarter of 2006 to $150.2 million in the first quarter of 2007, an increase of $12.9 million or 9%. The increase is attributable to higher metal prices offset by the 5% decrease in shipments. This was partially offset by a 25% decrease in natural gas cost from $12.25 per mmBTU’s for the three months ended March 31, 2006 to $9.21 per mmBTU’s for the three months ended March 31, 2007.

Wise Recycling cost of sales associated with third party sales increased from $21.6 million in the three months ended March 31, 2006 to $26.9 million in the three months ended March 31, 2007, an increase of 25%. The increase can be attributed to the increased volumes at Recycling.

Selling, General and Administrative. Selling, general and administrative expense was $3.0 million in the first quarter of 2006 and in the first quarter of 2007.

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

As of March 31, 2007, the outstanding balance on our revolving line of credit facility was $182.5 million. In addition, we had approximately $1.9 million of outstanding letters of credit against our $207.5 million revolving credit line. The termination date on the facility is May 5, 2009. The facility is considered short term due to the use of a lockbox as well as material adverse effect language within the agreement. The terms of the credit facility permit us to enter into various forms of additional financing with varying amounts. As of March 31, 2007, the Company was in compliance with the debt covenants under this agreement. Furthermore, we frequently offer cash discounts for early payment against receivables from our major can sheet customers which can also decrease outstanding debt and increase overall liquidity.

Our liquidity has been directly impacted by aluminum prices which have increased steadily and dramatically since 2002. Average aluminum prices in 2002 were 65.4 cents per pound and have risen over 87% to average $1.22 per pound in 2006 and risen still further to average $1.30 per pound for the three months ended March 31, 2007. These price increases have impacted and are continuing to impact our working capital requirements resulting in higher outstanding debt supported by higher levels of receivables and inventory. Our net liquidity is determined based on a standard borrowing base formula which accounts for the collateral value of inventory and receivables on a basis approximating the lower of current cost (on a first-in-first-out, or FIFO basis) or fair market value. This borrowing base is then compared to the outstanding loan balance including outstanding letters of credit to determine a net amount available for additional borrowings.

Three months ended March 31, 2007 and 2006

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

In 2006 the Company executed a sale-financing agreement on certain pieces of production equipment with The Employees’ Retirement System of Alabama in the amount of $29.9 million. The agreement executed on November 13, 2006 provided the Company with an initial funding of $14.95 million followed by an additional $14.95 million which the Company drew down on January 3, 2007. The agreement qualifies as a capital lease and has a three-year term with a fixed interest rate of 10.7%.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For the quarter ended March 31, 2007 there are no material changes to the quantitative and qualitative disclosures about market risk presented in Item 7A of the Company’s Annual Report on Form 10-K/A, for the year ended December 31, 2006, filed on March 4, 2008.

ITEM 4.	CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures

As stated in Note 2 to the consolidated financial statements in Form 10-K/A for the year ended December 31, 2006 , we have restated our financial statements for the years ended December 31, 2006, 2005 and 2004 and related disclosures. We have also restated our interim financial statements for the six months ended March 31, 2007 and 2006.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

As previously disclosed in Item 9A of our 2006 Annual Report on Form 10-K/A, we identified the following material weakness as of December 31, 2006, which also existed as of March 31, 2007:

The Company has not maintained sufficient staff with appropriate training in US GAAP and SEC financial rules and regulations. This deficiency has led to material misstatements and the restatement of the Company’s financial statements.

(b) Status of Plan for Remediation of Material Weakness

The Company has evaluated its resource requirements to ensure the timely and effective review and management of its financial reporting. The Company has formed a Finance Committee consisting of various financial and accounting personnel to regularly review the effectiveness of internal control over reporting and is evaluating staffing requirements to ensure the preparation of financial statements in accordance with GAAP. It has also added and is continuing to add additional financial staff, and has reviewed and updated scheduling and planning protocols in place to ensure continued timely compliance with SEC reporting deadlines. The formation of a Finance Committee, the addition of financial staff and the updating of protocols will ensure that misstatements similar to those addressed by this restatement will not occur in the future. Despite making progress during the first quarter of 2007, the remedial action described above is ongoing and is not yet complete. Therefore, the material weakness identified in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2006 has not been remediated as of March 31, 2007.

We are continuing to perform the systems and process evaluation testing of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, in order to allow management to report on the internal control over financial reporting which will be required for the fiscal year ending December 31, 2007. Furthermore, the Company has begun to execute a plan to engage an external consulting firm to assist in a review of its internal control over financial reporting and to develop a plan to test those controls over financial reporting and assist management in any required remediation activity.

(c) Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the first fiscal quarter ended March 31, 2007, nor as a result of this restatement that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are a defendant from time to time in various legal actions arising in the normal course of business, the outcomes of which, in the opinion of management, neither individually nor in the aggregate are likely to result in a material adverse effect on our business, results of operations or financial condition. The following describes material developments in the first quarter of 2007 with respect to those proceedings reported in our Annual Report on Form 10-K/A, for the year ended December 31, 2006, filed March 4, 2008.

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

http://www.sec.gov/Archives/edgar/data/1297014/000119312507115833/d10q.htm-toc

ITEM 1A.	RISK FACTORS

There were no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K/A, for the year ended December 31, 2006, filed on March 4, 2008.

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