Form 10-Q/A
period 2007-06-30
Wise Metals Group LLC
filed 2008-03-04
CIK 1297014

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 is being filed to restate (i) Part 1, Item 1 – Financial Statement and Notes to Condensed and Consolidated Financial Statements and (ii) Part 1, Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations, for the Company as of and for the three and six month periods ended June 30, 2007 and June 30, 2006 previously included in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007. The restatement relates to the following adjustments:

•

To correct the Company’s presentation of the LIFO reserve which improperly stated the LIFO reserve at $69.5 million as of December 31, 2006 and June 30, 2007. The reserve should have been properly stated at $73.1 million.

•

The Company incorrectly presented the pension asset, liability and component of other comprehensive income as a net liability within other non-current liabilities of $0.5 million as of December 31, 2006 and June 30, 2007. The Company is correcting the presentation of the pension asset, liability and component of accumulated other comprehensive deficit at their gross amounts in the consolidated balance sheets as of December 31, 2006 and June 30, 2007.

•

The Company did not present total comprehensive loss in accordance with Statement of Financial Accounting Standards No. 130 (“SFAS 130”), “Reporting Comprehensive Income.” The Company is restating the presentation of members’ equity in its consolidated balance sheets at December 31, 2006 and June 30, 2007 to comply with SFAS 130 and present both accumulated other comprehensive deficit and disclose total comprehensive loss for all periods presented. The correction has no impact on previously reported net loss.

•

The Company has concluded that its shipping and handling costs which have been previously reported as reductions to revenue should properly be included as cost of sales under Emerging Issues Task Force No. 00-10 (“EITF 00-10”). The Company is correcting the classification of these costs to cost of goods sold for the three and six month periods ended June 30, 2007 and 2006.

•

The Company concluded that a reclassification adjustment recorded between cost of goods sold and selling, general and administrative expense was made in error. The Company is restating cost of sales and selling, general and administrative to reflect this change for the three and six month periods ended June 30, 2007. This resulted in an increase to cost of goods sold and a decrease to selling, general and administrative expense of approximately $1.0 million and $2.5 million in the three and six month period ended June 30, 2007, respectively.

No attempt has been made in this Amendment No. 1 to modify or update other disclosures presented in the original report on Form 10-Q except as required to reflect the effects of the restatement. This Form 10-Q/A generally does not reflect events occurring after the filing of the Form 10-Q nor modify nor update those disclosures affected by subsequent events. Accordingly, this Form 10-Q/A should be read in conjunction with our filings made subsequent to the filing of the original Form 10-Q. Consequently, all other information not affected by the restatement is unchanged and reflects the disclosures made at the time of the original filing of the Form 10-Q on August 14, 2007.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Wise Metals Group LLC

Condensed Consolidated Balance Sheets

(In thousands)

	June 30, 2007	December 31, 2006
	(Unaudited) Restated	Restated
Assets
Current assets:
Cash and cash equivalents	$4,071	$2,280
Broker deposits	1,479	7,889
Accounts receivable, less allowance for doubtful accounts ($269 in 2007 and $1,129 in 2006)	117,173	104,096
Inventories	145,286	116,902
Other current assets	7,884	9,830

Total current assets	275,893	240,997
Non-current assets:
Property and equipment, net	86,222	84,589
Other assets	8,686	8,724
Other intangible assets	326	326
Goodwill	283	283

Total non-current assets	95,517	93,922

Total assets	$371,410	$334,919

Liabilities and members’ deficit
Current liabilities:
Accounts payable	$90,509	$71,131
Current portion of long-term debt	3,097	1,759
Borrowings under revolving credit facility	192,540	177,187
Accrued expenses, payroll and other	13,604	24,838

Total current liabilities	299,750	274,915
Non-current liabilities:
Term loans, less current portion	27,966	15,854
Senior notes	150,000	150,000
Accrued pension obligation	3,101	3,101
Other liabilities	13,403	12,485

Total non-current liabilities	194,470	181,440
Commitments and contingencies	—	—
Members’ deficit
Members’ deficit	(120,519)	(119,145)
Accumulated other comprehensive deficit	(2,291)	(2,291)

Total members’ deficit	(122,810)	(121,436)

Total liabilities and members’ deficit	$371,410	$334,919

See accompanying notes.

Wise Metals Group LLC

Condensed Consolidated Statements of Operations

(In thousands)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	Restated		Restated
	2007	2006	2007	2006
Sales	$284,008	$290,035	$536,523	$511,853
Cost of sales	273,835	291,689	521,684	504,625

Gross margin (deficit)	10,173	(1,654)	14,839	7,228
Operating expenses:
Selling, general, and administrative	2,468	2,906	5,482	5,879

Operating income (loss)	7,705	(4,560)	9,357	1,349
Other (expense) income:
Interest expense and fees, net	(9,308)	(8,444)	(18,414)	(15,564)
Unrealized (loss) gain on derivative instruments	(3,336)	(3,456)	7,683	1,255

Net loss	$(4,939)	$(16,460)	$(1,374)	$(12,960)

See accompanying notes.

Wise Metals Group LLC

Condensed Consolidated Statements of Cash Flows

(In Thousands)

(Unaudited)

	Six months ended June 30,
	2007	2006
	Restated
Cash flows from operating activities
Net loss	$(1,374)	$(12,960)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,551	6,221
Amortization of deferred financing fees	984	778
Bad debt expense	—	—
Unrealized gains on derivative instruments	(7,683)	(1,255)
Changes in operating assets and liabilities:
Broker deposits	6,410	(2,909)
Accounts receivable	(13,077)	(8,127)
Inventories	(28,384)	(51,965)
Other current assets	22	1,785
Accounts payable	19,378	27,401
Accrued expenses, payroll and other	(1,655)	158

Net cash used in operating activities	(18,828)	(40,873)
Cash flows from investing activities
Purchase of equipment	(8,184)	(6,493)

Net cash used in investing activities	(8,184)	(6,493)
Cash flows from financing activities
Net issuance of short-term borrowings	15,353	43,322
Proceeds from sale-financing transaction	14,950	—
Payments on long-term obligations	(1,500)	(106)
Issuance of long-term borrowings	—	693

Net cash provided by financing activities	28,803	43,909

Net increase (decrease) in cash and cash equivalents	1,791	(3,457)
Cash and cash equivalents at beginning of period	2,280	6,456

Cash and cash equivalents at end of period	$4,071	$2,999

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

2. Restatement

The Company has restated its consolidated financial statements for the fiscal year ended December 31, 2006 and the interim financial statements for the three and six month periods ended June 30, 2007 and 2006 to correct certain errors in accounting and financial reporting. The restated consolidated financial statements reflect adjustments required as a result of the following errors.

(1) Inventories were overstated by $3.7 million at December 31, 2006 and June 30, 2007. The error resulted from a calculation error in computing the LIFO reserve.

(2) Balance sheet classifications related to pension plan amounts at December 31, 2006 and at June 30, 2007 did not comply with certain provisions of Statement of Financial Accounting Standards No. 87 (“SFAS 87”), “Employers’ Accounting for Pensions.” The pension intangible asset, benefit obligation and component of other comprehensive loss were aggregated and incorrectly classified as a net liability within non-current other liabilities. The Company has restated the December 31, 2006 and June 30, 2007 consolidated balance sheets to correctly classify the gross amounts of its pension components as an accrued pension obligation of $3.1 million, an intangible asset of $326 thousand and a component of accumulated other comprehensive deficit of $2.3 million, respectively.

(3) As a result of the pension classification errors discussed in (2), the Company did not present accumulated other comprehensive deficit and disclose total other comprehensive loss in accordance with Statement of Financial Accounting Standards No. 130 (“SFAS 130”), “Reporting Comprehensive Income.” The Company has restated the December 31, 2006 and June 30, 2007 consolidated balance sheets presented herein to report accumulated other comprehensive deficit and disclose other comprehensive loss for the three and six month periods ended June 30, 2007 and 2006. The correction had no impact on previously reported Net Income.

(4) The Company improperly classified shipping and handling costs as reductions to revenue in the consolidated statements of operations for each of the three and six month periods ended June 30, 2007 and 2006. In accordance with EITF 00-10, the consolidated statements of operations for the interim period financial statements presented herein have been restated to properly classify these costs as cost of sales.

(5) The Company concluded that a reclassification adjustment recorded between cost of goods sold and selling, general and administrative expense was made in error. The Company is restating cost of sales and selling, general and administrative to reflect this change for the three and six month periods ended June 30, 2007. This resulted in an increase to cost of goods sold and a decrease to selling, general and administrative expense of approximately $1.0 million and $2.5 million in the three and six month period ended June 30, 2007, respectively.

The following tables set forth the effects of the restatement on each affected line item in the consolidated balance sheets at December 31, 2006 and June 30, 2007 and consolidated statements of operations for each of the three and six month periods ended June 30, 2007 and:

Consolidated Balance Sheets

	As Previously Reported	Adjustment	As Restated	Reference
December 31, 2006
Inventories	$120,565	$(3,663)	$116,902	(1)
Total current assets	244,660	(3,663)	240,997
Intangible assets	—	326	326	(2)
Total non-current assets	93,596	326	93,922
Total assets	338,256	(3,337)	334,919
Accrued pension obligation	—	3,101	3,101	(2)
Other liabilities	12,969	(484)	12,485	(2)
Total non-current liabilities	178,823	2,617	181,440
Members’ deficit	(115,482)	(3,663)	(119,145)	(1)
Accumulated other comprehensive deficit	—	(2,291)	(2,291)	(2)(3)
Total members’ deficit	(115,482)	(5,954)	(121,436)
Total liabilities and members’ deficit	338,256	(3,337)	334,919

	As Previously Reported	Adjustment	As Restated	Reference
June 30, 2007
Inventories	$148,949	$(3,663)	$145,286	(1)
Total current assets	279,556	(3,663)	275,893
Intangible assets	—	326	326	(2)
Total non-current assets	95,191	326	95,517
Total assets	374,747	(3,337)	371,410
Accrued pension obligation	—	3,101	3,101	(2)
Other liabilities	13,887	(484)	13,403	(2)
Total non-current liabilities	191,853	2,617	194,470
Members’ deficit	(116,856)	(3,663)	(120,519)	(1)
Accumulated other comprehensive deficit	—	(2,291)	(2,291)	(2)(3)
Total members’ deficit	(116,856)	(5,954)	(122,810)
Total liabilities and members’ deficit	374,747	(3,337)	371,410

Consolidated Statements of Operations

	As Previously Reported	Adjustment	As Restated	Reference
Three months ended June 30, 2007
Sales	$277,800	$6,208	$284,008	(4)
Cost of sales	266,676	7,159	273,835	(4)(5)
Gross margin	11,124	(951)	10,173	(5)
Selling, general and administrative	3,419	(951)	2,468	(5)

	As Previously Reported	Adjustment	As Restated	Reference
Six months ended June 30, 2007
Sales	$525,016	$11,507	$536,523	(4)
Cost of sales	507,728	13,956	521,684	(4)(5)
Gross margin	17,288	(2,449)	14,839	(5)
Selling, general and administrative	7,931	(2,449)	5,482	(5)

	As Previously Reported	Adjustment	As Restated	Reference
Three months ended June 30, 2006
Sales	$283,254	$6,781	$290,035	(4)
Cost of sales	284,908	6,781	291,689	(4)

Six months ended June 30, 2006
Sales	499,530	12,323	511,853	(4)
Cost of sales	492,302	12,323	504,625	(4)

Consolidated Statements of Cash Flows

	As Previously Reported	Adjustment	As Restated	Reference
Six months ended June 30, 2007
Bad Debt Expense	$2,449	($2,449)	—	(5)
Accounts Receivable	(15,526)	2,449	(13,077)	(5)

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

Broker Deposits

Broker deposits generally consist of cash on deposit with brokers to support lines of credit associated with the Company’s derivative and hedging activity. At June 30, 2007 and December 31, 2006 substantially all broker deposits were on deposit with brokers associated with derivative and hedging activity as more fully described below.

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

Inventories

Inventories consisted of the following:

	June 30, 2007	December 31, 2006
	Restated	Restated
Manufacturing inventories:
Raw materials	$80,927	$66,743
Work in progress	57,408	65,832
Finished goods	62,160	39,384
LIFO reserve	(73,117)	(73,117)

Total manufacturing inventories	127,378	98,842
Supplies inventory	17,908	18,060

Total inventories	$145,286	$116,902

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

Comprehensive Loss

Total Comprehensive Loss for the three months ended June 30, 2007 and 2006 was $4,939 and $16,460, respectively. Total Comprehensive Loss for the six months ended June 30, 2007 and 2006 was $1,374 and $12,960, respectively.

4. Financing Arrangements

Debt consists of the following at:

	June 30, 2007	December 31, 2006
Revolving and secured credit facility	$192,540	$177,187
Senior secured 10.25% notes due 2012	150,000	150,000
Other notes payable	31,063	17,613

	373,603	344,800
Less current portion	(195,637)	(178,946)

	$177,966	$165,854

Effective December 31, 2006, the Company completed an amendment to its revolving credit facility that reset certain covenant levels. Pursuant to the amendment, as of and subsequent to December 31, 2006, the Company must either meet the minimum Adjusted EBITDA levels (which represents EBITDA, defined as net income (loss) before income taxes, interest expense and fees, net, and depreciation and amortization, adjusted to exclude early extinguishment of debt, income from affiliate, nonrecurring charges, severance charges and credits, LIFO adjustments, cumulative effect of change in accounting principle and mark-to-market adjustment for contracts under SFAS No. 133) or the Adjusted Excess Availability as defined within the credit agreement must be equal to or greater than $20 million for each of the ten (10) consecutive days immediately preceding the last day of the month.

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

The Company is subject to certain monthly purchase commitments for raw materials. The amount of inventory under this commitment not yet received was $22,388 and $15,382 as of June 30, 2007 and December 31, 2006, respectively.

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

We have concluded that TMC is not a reportable segment because it is not significant to our consolidated operations and represents less than 10% of our revenues and its absolute profit or loss represents less than 10% of our absolute profit or loss in each of the past three years ended December 31, 2006, 2005 and 2004 and for the three and six months ended June 30, 2007. Additionally, TMC’s assets were less than 10% of the combined assets of our operating segments as of December 31, 2006, 2005 and 2004 and as of June 30, 2007. Financial information about TMC is included in the “Other” caption in the tables below.

The following table sets forth information on the Company’s reportable segments:

	Three Months Ended		Six Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
	Restated	Restated	Restated	Restated
Net Sales
Alloys	$239,348	$251,321	$462,014	$448,483
Recycling – (Note 1)	44,034	38,327	73,305	62,612
Other	626	387	1,204	758

Net sales	$284,008	$290,035	$536,523	$511,853

Segment (loss) profit
Alloys	$2,799	$(16,135)	$11,083	$(16,749)
Recycling – (Note 1)	3,307	4,969	5,247	7,339

Segment (loss) profit	6,106	(11,166)	16,330	(9,410)
LIFO adjustments	—	—	—	—
Unrealized gain on derivative instrument	(3,336)	(3,456)	7,683	1,255
Corporate and other undistributed expenses, net	(7,709)	(1,838)	(25,387)	(4,805)

Net loss	$(4,939)	$(16,460)	$(1,374)	$(12,960)

Note 1:	The Company has eliminated all intercompany sales and cost of sales associated with transfers of recycled aluminum from Recycling to Alloys. Recycling transfers aluminum to Alloys at market value and recognizes profit only when the sale to the end consumer is completed. Recycling transferred aluminum to Alloys with a cost of $36,350 and $23,663 for the three month periods ended June 30, 2007 and 2006, respectively, and $61,935 and $43,440 for the six month periods ended June 30, 2007 and 2006, respectively.

	As of
	June 30, 2007	December 31, 2006
	Restated	Restated
Total Assets
Alloys	$299,802	$294,417
Recycling	45,801	31,409
Corporate and other	25,807	9,093

Total assets	$371,410	$334,919

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Depreciation and Amortization
Alloys	$3,030	$2,926	$6,205	$5,854
Recycling	171	139	342	283
Corporate and other	4	42	4	84

Total depreciation and amortization	$3,205	$3,107	$6,551	$6,221

	Six months ended June 30,
	2007	2006
Capital Expenditures
Alloys	$7,913	$5,852
Recycling	193	641
Corporate and other	78	—

Total capital expenditures	$8,184	$6,493

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

Restatement

As discussed in Note 2 to the consolidated financial statements on Form 10Q/A for the quarter ended June 30, 2007, the Company restated its financial statements for the year ended December 31, 2006 and the three and six month periods ended June 30, 2007 and 2006 to:

1.	Correct the presentation of the LIFO reserve as of December 31, 2006 and June 30, 2007;

2.	Properly present its pension benefit obligation amounts as of December 31, 2006 and June 30, 2007 in accordance with SFAS 87;

3.	Correct the presentation of members’ equity and report comprehensive loss to comply with SFAS 130; and

4.	Correct the classification of shipping and handling fees in accordance with EITF 00-10.

5.	Correct the reclassification adjustment between cost of goods sold and selling, general and administrative expense that was made in error for the three and six month periods ended June 30, 2007.

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

Operating Results

Three months ended June 30, 2007 and 2006

Sales. Consolidated sales decreased from $290.0 million in the three months ended June 30, 2006, to $284.0 million in the comparable period in 2007, a decrease of $6.0 million or 2%. The decrease was a result of lower shipments decreasing from 207.4 million pounds in the three months ended June 30, 2006 to 201.4 million pounds in the second quarter of 2007.

Wise Alloys sales decreased from $251.3 million in the three months ended June 30, 2006 to $239.3 million in the comparable period in 2007, a decrease of $12.0 million or 5%. Second quarter shipments were lower due mostly to can sheet customers reducing inventory quantities from year-end levels combined with the effect of slightly lower contractual volumes which resulted from negotiations to improve pricing. Shipment volumes decreased from 176.5 million pounds in the three months ended June 30, 2006 to 154.0 million pounds in the second quarter of 2007, a decrease of 22.5 million pounds or 13%. Offsetting the decrease in shipment volumes were price increases that were effective on January 1, 2007.

Wise Recycling sales to third parties increased from $38.3 million in the three months ended June 30, 2006 to $44.0 million in the comparable period in 2007, an increase of $5.7 million or 15%. Shipments by Wise Recycling to third parties increased approximately 53% for the second quarter of 2007 over the second quarter of 2006 due to higher recycling activity and an increased presence in the ferrous market.

Cost of Sales. Consolidated cost of sales decreased from $291.7 million in the three months ended June 30, 2006, to $273.8 million in the three months ended June 30, 2007, a decrease of $17.9 million or 6%. The decrease in consolidated cost of sales was primarily due to the decrease in shipments.

Wise Alloys cost of sales decreased from $267.3 million in the three months ended June 30, 2006 to $236.5 million in the three months ended June 30, 2007, a decrease of $30.8 million or 12%. Metal costs, representing 73% of Alloys cost of sales in the second quarter of 2006 and 73% in the second quarter of 2007, decreased from $196.1 million in the second quarter of 2006 to $171.7 million in the second quarter of 2007, a decrease of $24.4 million or 12%. The decrease is attributable to the 13% decrease in Alloys shipments offset by higher metal prices. This was partially offset by a 9% decrease in natural gas cost from $8.95 per mmBTU’s for the three months ended June 30, 2006 to $8.10 per mmBTU’s for the comparable period in 2007.

Wise Recycling cost of sales associated with third party sales increased from $32.9 million in the three months ended June 30, 2006 to $40.2 million in the three months ended June 30, 2007, an increase of 22%. The increase can be attributed to the increased volumes at Recycling.

Selling, General and Administrative. Selling, general and administrative expense decreased from $2.9 million in the second quarter of 2006 to $2.5 million in the second quarter of 2007.

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

Six months ended June 30, 2007 and 2006

Sales. Consolidated sales increased from $511.9 million in the six months ended June 30, 2006, to $536.5 million in the comparable period in 2007, an increase of $24.6 million or 5%. The increase was a result of higher prices driven primarily by higher metal cost pass-through while shipments decreased from 377.3 million pounds in the first six months of 2006 to 370.6 million pounds in 2007.

Wise Alloys sales increased from $448.5 million in the six months ended June 30, 2006 to $462.0 million in the comparable period in 2007, an increase of $13.5 million or 3%. First half shipments were lower due mostly to can sheet customers reducing inventory quantities from year-end levels combined with the effect of slightly lower contractual volumes which resulted from negotiations to improve pricing. Shipment volumes decreased from 320.5 million pounds in the six months ended June 30, 2006 to 291.2 million pounds in the first six months of 2007, a decrease of 29.3 million pounds or 9%. Offsetting the decrease in shipment volumes were price increases that were effective on January 1, 2007.

Wise Recycling sales to third parties increased from $62.6 million in the six months ended June 30, 2006 to $73.3 million in the comparable period in 2007, an increase of $10.7 million or 17%.

Shipments by Wise Recycling to third parties increased approximately 40% for the first six months of 2007 over the first six months of 2006 due to higher recycling activity and an increased presence in the ferrous market.

Cost of Sales. Consolidated cost of sales increased from $504.6 million in the six months ended June 30, 2006, to $521.7 million in the six months ended June 30, 2007, an increase of $17.1 million or 3%.

Wise Alloys cost of sales decreased from $465.0 million in the six months ended June 30, 2006 to $450.6 million in the six months ended June 30, 2007, a decrease of $14.4 million or 3%. Metal costs, representing 72% of Alloys cost of sales in the first six months of 2006 and 72% in the first six months of 2007, decreased from $333.4 million in 2006 to $322.2 million in 2007, a decrease of $11.1 million or 3%. The decrease is attributable to the 9% decrease in Alloys’ shipments partially offset by higher metal prices and a 19% decrease in natural gas cost from $10.70 per mmBTU’s for the six months ended June 30, 2006 to $8.69 per mmBTU’s for the comparable period in 2007.

Wise Recycling cost of sales associated with third party sales increased from $54.6 million in the six months ended June 30, 2006 to $67.1 million in the six months ended June 30, 2007, an increase of 23%. The increase can be attributed to the increased volumes at Recycling.

Selling, General and Administrative. Selling, general and administrative expense was $5.5 million in the first six months of 2006 and $5.5 million in the first six months of 2007.

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

Our liquidity has been directly impacted by aluminum prices which have increased steadily and dramatically since 2002. Average aluminum prices in 2002 were 65.4 cents per pound and have risen over 87% to average $1.22 per pound in 2006 and risen still further to average $1.29 per pound for the six months ended June 30, 2007. These price increases have impacted and are continuing to impact our working capital requirements resulting in higher outstanding debt supported by higher levels of receivables and inventory. Our net liquidity is determined based on a standard borrowing base formula which accounts for the collateral value of inventory and receivables on a basis approximating the lower of current cost (on a first-in-first-out, or FIFO basis) or fair market value. This borrowing base is then compared to the outstanding loan balance including outstanding letters of credit to determine a net amount available for additional borrowings. Our liquidity could also be hampered if we incurred significant unexpected increases in necessary capital expenditures. Significant increases in volumes could also impact our liquidity. See Item 1A, “Risk Factors” in our annual report on Form 10-K/A for the year ended December 31, 2006, filed on March 4, 2008, for certain circumstances that could adversely affect our liquidity. Decreased sales or lower margins could have a material adverse effect on our liquidity. While the metal price ceilings materially impacted sales in 2004, 2005 and 2006, the Company expects to have no impact from metal price ceilings in 2007.

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

Six months ended June 30, 2007 and 2006

Operating Activities. During the six months ended June 30, 2007, net cash used in operating activities was $18.8 million, compared to $40.9 million during the six months ended June 30, 2006. Fluctuations in cash used in and provided by operating activities are subject to changing working capital requirements especially for accounts receivable and inventory. During the six months ended June 30, 2006, accounts receivable increased from $73.3 million at December 31, 2005, to $81.5 million at June 30, 2006, representing an increase of $8.2 million. In the six months ended June 30, 2007, receivables increased from $104.1 million at December 31, 2006, to $117.2 million at June 30, 2007, an increase of $13.1 million. The receivables at December 31, 2006, were relatively high as a result of a significant can sheet customer who had increased its order rate significantly at the end of the year leading to an increase in accounts receivable and a corresponding decrease in inventory levels. This also contributed to a $28.4 million increase in inventory from December 31, 2006 to June 30, 2007. This was somewhat offset by aluminum prices, which decreased from an average of $1.31 per pound in December to an average of $1.24 per pound in June 2007.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See Item 7A of the Company’s Annual Report on 10-K/A, for the year ended December 31, 2006, filed on March 4, 2008.

ITEM 4. CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures

As stated in Note 2 to the consolidated financial statements in Form 10-K/A for the year ended December 31, 2006 , we have restated our financial statements for the years ended December 31, 2006, 2005 and 2004 and related disclosures. We have also restated our interim financial statements for the three months ended March 31, 2007 and 2006 and the six months ended June 30, 2007 and 2006.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

As previously disclosed in Item 9A of our 2006 Annual Report on Form 10-K/A, we identified the following material weakness as of December 31, 2006, which also existed as of June 30, 2007:

The Company has not maintained sufficient staff with appropriate training in US GAAP and SEC financial rules and regulations. This deficiency has led to material misstatements and the restatement of the Company’s financial statements.

(b) Status of Plan for Remediation of Material Weakness

The Company has evaluated its resource requirements to ensure the timely and effective review and management of its financial reporting. The Company has formed a Finance Committee consisting of various financial and accounting personnel to regularly review the effectiveness of internal control over reporting and is evaluating staffing requirements to ensure the preparation of financial statements in accordance with GAAP. It has also added and is continuing to add additional financial staff, and has reviewed and updated scheduling and planning protocols in place to ensure continued timely compliance with SEC reporting deadlines. The formation of a Finance Committee, the addition of financial staff and the updating of protocols will ensure that misstatements similar to those addressed by this restatement will not occur in the future. Despite making progress during the first two quarters of 2007, the remedial action described above is ongoing and is not yet complete. Therefore, the material weakness identified in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2006 has not been remediated as of June 30, 2007.

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

(c) Changes in Internal Control Over Financial Reporting

There was no change in the Company's internal control over financial reporting that occurred during the second fiscal quarter ended June 30, 2007, nor as a result of this restatement, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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