Form 10-Q
period 2007-09-30
Wise Metals Group LLC
filed 2008-03-04
CIK 1297014

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

EXPLANATORY NOTE

On December 14, 2007, we reported that we needed to restate our consolidated financial statements to correct certain errors in accounting and financial reporting for the years ended December 31, 2006, 2005 and 2004 and our interim financial statements for the three month periods ending March 31, 2006 and 2007, the three and six month periods ending June 30, 2007 and 2006 and the three and nine month period ended September 30, 2006. The accompanying restated financial statements for the three and nine month period ended September 30, 2006 incorporate all corrections arising from process of restating the Company's consolidated financial statements. Provided below is a summary of the impact of such corrections and a reconciliation of the financial results from amounts previously reported to the restated financial statement amounts, as presented in this quarterly report on Form 10-Q. A more detailed explanation of the adjustments and a detailed reconciliation of the effects that such adjustments had on the annual financial statements from 2004 through 2006, is provided in the Company's restated audited financial statements on amended Form 10-K/A for the fiscal year ended December 31, 2006, filed on March 4, 2008.

The restatement relates to the following adjustments for the year ended December 31, 2006 and for the three and nine month period ended September 30, 2006:

•

To correct the Company’s presentation of the LIFO reserve which improperly stated the LIFO reserve at $69.5 million as of December 31, 2006. The reserve should have been properly stated at $73.1 million.

•

The Company incorrectly presented the pension asset, liability and component of other comprehensive income as a net liability within other non-current liabilities of $0.5 million at December 31, 2006. The Company is correcting the presentation of the pension asset, liability and component of accumulated other comprehensive deficit at their gross amounts in the consolidated balance sheet as of December 31, 2006.

•

The Company did not present total comprehensive loss in accordance with Statement of Financial Accounting Standards No. 130 (“SFAS 130”), “Reporting Comprehensive Income.” The Company is restating the presentation of members’ equity in its consolidated balance sheet as of December 31, 2006 to comply with SFAS 130 and present accumulated other comprehensive deficit and disclose total comprehensive loss for all periods presented. The correction has no impact on previously reported net loss.

•

The Company has concluded that its shipping and handling costs which have been previously reported as reductions to revenue should properly be included as cost of sales under Emerging Issues Task Force No. 00-10 (“EITF 00-10”). The Company is correcting the classification of these costs to cost of goods sold for the three and nine month periods ended September 30, 2006.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Wise Metals Group LLC

Condensed Consolidated Balance Sheets

(In thousands)

	September 30, 2007	December 31, 2006
	(Unaudited)	Restated

Assets

Current assets:
Cash and cash equivalents	$1,138	$2,280
Broker deposits	3,123	7,889
Accounts receivable, less allowance for doubtful accounts ($269 in 2007 and $1,129 in 2006)	115,191	104,096
Inventories	109,710	116,902
Other current assets	5,129	9,830

Total current assets	234,291	240,997
Non-current assets:
Property and equipment, net	86,974	84,589
Other assets	9,323	8,724
Other intangible assets	326	326
Goodwill	283	283

Total non-current assets	96,906	93,922

Total assets	$331,197	$334,919

Liabilities and members’ deficit

Current liabilities:
Accounts payable	$97,496	$71,131
Current portion of long-term debt	3,514	1,759
Borrowings under revolving credit facility	169,658	177,187
Accrued expenses, payroll and other	18,010	24,838

Total current liabilities	288,678	274,915
Non-current liabilities:
Term loans, less current portion	26,081	15,854
Senior notes	150,000	150,000
Accrued pension obligation	3,101	3,101
Other liabilities	13,858	12,485

Total non-current liabilities	193,040	181,440
Commitments and contingencies	—	—
Members’ deficit
Members’ deficit	(148,230)	(119,145)
Accumulated other comprehensive deficit	(2,291)	(2,291)

Total members’ deficit	(150,521)	(121,436)

Total liabilities and members’ deficit	$331,197	$334,919

See accompanying notes.

Wise Metals Group LLC

Condensed Consolidated Statements of Operations

(In thousands)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2007	Restated	2007	Restated
		2006		2006

Net sales	$244,833	$279,297	$781,356	$791,150
Cost of sales	255,500	300,617	777,184	805,242

Gross margin (deficit)	(10,667)	(21,320)	4,172	(14,092)
Operating expenses:
Selling, general, and administrative	2,994	1,998	8,476	7,877

Operating loss	(13,661)	(23,318)	(4,304)	(21,969)
Other (expense) income:
Interest expense and fees	(9,437)	(8,635)	(27,851)	(24,199)
Unrealized (loss) gain on derivative instruments	(2,613)	(21,974)	5,070	(20,719)

Net loss	$(25,711)	$(53,927)	$(27,085)	$(66,887)

See accompanying notes.

Wise Metals Group LLC

Condensed Consolidated Statements of Cash Flows

(In Thousands)

(Unaudited)

	Nine months ended September 30,
	2007	2006

Cash flows from operating activities
Net loss	$(27,085)	$(66,887)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	9,810	9,375
Gain on sale of assets	(371)	—
Amortization of deferred financing fees	1,513	1,230
LIFO provision	—	25,000
Unrealized losses (gains) on derivative instruments	(5,070)	20,719
Changes in operating assets and liabilities:
Broker deposits	4,766	(10,043)
Accounts receivable	(11,095)	(26,031)
Inventories	7,192	(22,412)
Other current assets	804	560
Accounts payable	26,365	23,798
Accrued expenses, payroll and other	1,400	8

Net cash provided by (used in) operating activities	8,229	(44,683)
Cash flows from investing activities
Purchase of equipment	(13,126)	(8,179)
Proceeds from sale of assets	1,302	—

Net cash used in investing activities	(11,824)	(8,179)
Cash flows from financing activities
Net payments on (issuance of) short-term borrowings	(7,529)	48,968
Proceeds from sale-financing transaction	14,950	—
Payments on long-term obligations	(2,968)	(161)
Issuance of long-term borrowings	—	693
Purchase of members’ equity	(2,000)	—

Net cash provided by financing activities	2,453	49,500

Net decrease in cash and cash equivalents	(1,142)	(3,362)
Cash and cash equivalents at beginning of period	2,280	6,456

Cash and cash equivalents at end of period	$1,138	$3,094

See accompanying notes.

Wise Metals Group LLC

Notes to Condensed Consolidated Financial Statements

September 30, 2007

(Unaudited)

(Dollars in thousands)

1. Organization

Wise Metals Group LLC is a holding company formed for the purpose of managing the operations of Wise Alloys LLC, Wise Recycling LLC and Listerhill Total Maintenance Company LLC (collectively, the “Company”). Wise Alloys LLC (“Alloys”) principally manufactures and sells aluminum can sheet to aluminum can producers and also serves the transportation and building and construction markets. Wise Recycling LLC (“Recycling”) is engaged in the recycling and sale of scrap aluminum and other metals. Listerhill Total Maintenance Company LLC (“TMC”) specializes in providing maintenance, repairs and fabrication to manufacturing and industrial plants all over the world ranging from small onsite repairs to complete turn-key maintenance.

2. Restatement

The Company has restated its consolidated financial statements as of December 31, 2006, and the three and nine month periods ended September 30, 2006 to correct certain errors in accounting and financial reporting. The restated consolidated financial statements included in this Form 10-Q reflect adjustments required as a result of the following errors.

(1) Inventories were overstated by $3.7 million at December 31, 2006. The error resulted from a calculation error in computing the LIFO reserve.

(2) Balance sheet classifications related to pension plan amounts at December 31, 2006 did not comply with certain provisions of Statement of Financial Accounting Standards No. 87 (“SFAS 87”), “Employers’ Accounting for Pensions.” The pension intangible asset, benefit obligation and component of other comprehensive loss were aggregated and incorrectly classified as a net liability within other non-current liabilities. The Company has restated the consolidated balance sheet to correctly classify the gross amounts of its pension components as an accrued pension obligation of $3.1 million, an intangible asset of $326,000 and a component of accumulated other comprehensive deficit of $2.3 million, respectively.

(3) As a result of the pension classification errors discussed in (2), the Company did not present accumulated other comprehensive deficit and disclose total comprehensive loss in accordance with Statement of Financial Accounting Standards No. 130 (“SFAS 130”), “Reporting Comprehensive Income.” The Company has restated the December 31, 2006 consolidated balance sheet presented herein to report accumulated other comprehensive deficit and has disclosed total comprehensive loss. The correction had no impact on previously reported Net Income.

(4) The Company improperly classified shipping and handling costs as reductions to revenue in the consolidated statements of operations for the three and nine month periods ended September 30, 2006. The consolidated statements of operations for the three and nine month periods ended September 30, 2006 have been restated to properly classify these costs as cost of sales.

The following tables set forth the effects of the restatement on each affected line item in the consolidated balance sheet at December 31, 2006 and the consolidated statements of operations for each of the three and nine month periods ended September 30, 2006 (amounts in thousands):

Consolidated Balance Sheets

December 31, 2006	As Previously Reported	Adjustment	As Restated	Reference
Inventories	$120,565	$(3,663)	$116,902	(1)
Total current assets	244,660	(3,663)	240,997
Intangible assets	—	326	326	(2)
Total non-current assets	93,596	326	93,922
Total assets	338,256	(3,337)	334,919
Accrued pension obligation	—	3,101	3,101	(2)
Other liabilities	12,969	(484)	12,485	(2)
Total non-current liabilities	178,823	2,617	181,440
Members’ deficit	(115,482)	(3,663)	(119,145)	(1)
Accumulated other comprehensive deficit	—	(2,291)	(2,291)	(2)(3)
Total members’ deficit	(115,482)	(5,954)	(121,436)
Total liabilities and members’ deficit	338,256	(3,337)	334,919

Consolidated Statements of Operations

Three months ended September 30, 2006	As Previously Reported	Adjustment	As Restated	Reference
Sales	$272,051	$7,246	$279,297	(4)
Cost of sales	293,371	7,246	300,617	(4)

Nine months ended September 30, 2006
Sales	771,581	19,569	791,150	(4)
Cost of sales	785,673	19,569	805,242	(4)

3. Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements are presented in accordance with generally accepted accounting principles for interim financial information and with the requirements of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the disclosures normally required by accounting principles generally accepted in the United States of America for complete financial statements. The condensed consolidated financial statements have been prepared in accordance with the Company’s customary accounting practices and, in the opinion of management, all adjustments necessary to fairly present the financial position, results of operations and cash flows for the reported interim periods have been made and were of a normal recurring nature. Operating results for the three and nine month periods ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. For further information, refer to the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K/A, for the year ended December 31, 2006, filed March 4, 2008. The accompanying condensed consolidated financial statements include the accounts of Wise Metals Group LLC and its subsidiaries. Intercompany transactions have been eliminated in consolidation.

Broker Deposits

Broker deposits generally consist of cash on deposit with brokers to support lines of credit associated with the Company’s derivative and hedging activity. At September 30, 2007 and December 31, 2006 substantially all broker deposits were on deposit with brokers associated with derivative and hedging activity as more fully described below.

Derivatives and Hedging Activity

The Company has entered into long-term contracts to supply can sheet to its largest customers. To reduce the risk of changing prices for purchases and sales of metal, including firm commitments under these supply contracts, the Company uses commodity futures and option contracts. In addition, the Company uses natural gas futures and option contracts.

In June 1998, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 133 (“SFAS No. 133”), Accounting for Derivative Instruments and Hedging Activity. The Statement requires companies to recognize all derivative instruments as either assets or liabilities on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through the statement of operations. The Company has elected not to designate any of its derivative instruments as hedges under SFAS No. 133.

In determining fair value, the Company uses market quotes for contracts of similar maturity. The market quotes for the aluminum futures and options are adjusted for premiums/discounts for various product grades, locations, and the closing times for various terminal markets.

A summary of the fair value of the Company’s derivative instruments is as follows:

Description of Derivative Instrument	Fair value at September 30, 2007	Fair value at December 31, 2006
Aluminum futures and options	$(719)	$(2,837)
Natural gas futures and options	(428)	(3,578)

	$(1,147)	$(6,415)

Unrealized gain (loss) amounts recorded were as follows:

Description of Derivative Instrument	Nine months ended September 30,
	2007	2006
Aluminum futures and options	$1,920	$(15,404)
Natural gas futures and options	3,150	(5,315)

	$5,070	$(20,719)

In connection with the Company’s futures activity, the Company maintains lines of credit with brokers to cover unrealized losses on futures contracts and uses options to manage price exposure with respect to firm commitments to purchase or sell aluminum.

Inventories

Inventories consisted of the following:

	September 30, 2007	December 31, 2006
		Restated
Manufacturing inventories:
Raw materials	$69,750	$66,743
Work in progress	55,448	65,832
Finished goods	39,163	39,384
LIFO reserve	(73,117)	(73,117)

Total manufacturing inventories	91,244	98,842
Supplies inventory	18,466	18,060

Total inventories	$109,710	$116,902

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

New Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interest in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51, Consolidated Financial Statements (SFAS 160). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income (loss) attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes reporting requirements that identify and distinguish between the interest of the parent and the interest of the noncontrolling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008. We are currently evaluating the effect the adoption of SFAS 160 will have on our Consolidated Financial Statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”), which replaces SFAS No. 141, “Business Combinations” (“SFAS 141”). SFAS 141(R) retains the underlying concepts of SFAS 141 in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting but SFAS 141(R) changed the method of applying the acquisition method in a number of significant aspects. Acquisition costs will generally be expensed as incurred; noncontrolling interests will be valued at fair value at the acquisition date; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. SFAS 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. SFAS 141(R) amends SFAS No. 109, “Accounting for Income Taxes,” such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of SFAS 141(R) would also apply the provisions of SFAS 141(R). Early adoption is not permitted. We are currently evaluating the effects, if any, that SFAS 141(R) may have on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159 (“SFAS No. 159”), The Fair Value Option for Financial Assets and Financial Liabilities, which provides companies with an option to report selected financial assets and liabilities at fair value. The new statement establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of a company’s choice to use fair value on its earnings. The new statement also requires entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. SFAS No. 159 does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS No. 157, Fair Value Measurements, and FASB SFAS No. 107, Disclosures about Fair Value of Financial Instruments. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157. The Company has not yet determined the impact, if any, of the adoption of FASB Statement No. 159 on our consolidated financial position, results of operations and cash flows.

In September 2006, the FASB issued SFAS No. 158 (“SFAS No. 158”), Employers’ Accounting for Defined Benefit and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132R. SFAS No. 158 requires companies to recognize a net liability or asset and an offsetting adjustment to accumulated other comprehensive income to report the funded status of defined benefit pension and other postretirement benefit plans. SFAS No. 158 requires prospective application, and the recognition and disclosure requirements are effective for the Company’s fiscal year ending December 31, 2007. In addition, SFAS No. 158 requires companies to measure plan assets and obligations at their year-end balance sheet date. This requirement is effective for the Company’s fiscal year ending December 31, 2008. Management is currently evaluating the impact of the adoption of SFAS No. 158 on the Company’s financial statements.

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

Comprehensive Loss

Total Comprehensive Loss for the three months ended September 30, 2007 and 2006 was $25,711 and $53,927, respectively. Total Comprehensive Loss for the nine months ended September 30, 2007 and 2006 was $27,085 and $66,887, respectively.

4. Financing Arrangements

Debt consists of the following at:

	September 30, 2007	December 31, 2006
Revolving and secured credit facility	$169,658	$177,187
Senior secured 10.25% notes due 2012	150,000	150,000
Other notes payable	29,595	17,613

	349,253	344,800
Less current portion	(173,172)	(178,946)

	$176,081	$165,854

Effective May 5, 2004, the Company issued $150 million of 10.25% senior secured notes due 2012. These notes are secured by a primary interest in the fixed assets of the Company with the exception of certain Permitted Indebtedness within the indenture agreement. Additionally, they are secured by a secondary interest in the Company’s working capital.

Effective March 31, 2006 the Company executed an asset sale agreement with a financial institution that allows the Company to sell certain accounts receivable up to $17 million on a non-recourse basis. This agreement was due to expire on December 31, 2006. On December 31, 2006 the agreement was renewed and extended to June 15, 2007, and allowed the Company to sell certain accounts receivable up to $10 million on a non-recourse basis. The agreement was further amended on April 9, 2007 to increase the facility to a total of $20 million and extend the term of the agreement to June 29, 2007. Under the terms of the agreement, the Company agreed to sell on an ongoing basis and without recourse, a designated customer’s accounts receivable. The Company has not renewed the agreement which had been extended to June 29, 2007 and therefore as of September 30, 2007, the Company had no sales of accounts receivable under this agreement. At September 30, 2007, the Company also has $1.7 million of outstanding letters of credit with a financial institution. Substantially all the assets of the Company are pledged as collateral for its financing arrangements.

Effective July 31, 2007, the Company completed an amendment to its revolving credit facility that reset certain covenant levels. Pursuant to the amendment, as of and subsequent to July 31, 2007, the Company must either meet the minimum Adjusted EBITDA levels (which represents EBITDA, defined as net income (loss) before income taxes, interest expense and fees, net, and depreciation and amortization, adjusted to exclude early extinguishment of debt, income from affiliate, nonrecurring charges, severance charges and credits, LIFO adjustments, cumulative effect of change in accounting principle and mark-to-market adjustment for contracts under SFAS No. 133) or the Adjusted Excess Availability as defined within the credit agreement must be equal to or greater than $20,000 for each of the ten (10) consecutive days immediately preceding the last day of the month.

Subsequent to September 30, 2007, the Company reached agreement with the Retirement Systems of Alabama (RSA) in which the RSA agreed to purchase $75 million of cumulative-convertible 10% PIK preferred membership interests of the Company. The preferred interest is convertible into 25 percent of the common interest of the Company. The Company has the right to call the preferred membership interest after seven years at the cost of the greater of the investment plus any accrued PIK dividends or the fair market value of the preferred interest on an as converted basis.

5. Pension and Post-Retirement Benefits

The Company’s pension and other post retirement benefit plans are more fully disclosed in Note 7 of the Notes to Consolidated Financial Statements included in Item 8 of the Company’s Annual Report on Form 10-K/A, for the year ended December 31, 2006, filed on March 4, 2008. Effective April 1, 1999, the Company established a defined benefit pension plan that covers essentially all union employees. The plan provides certain levels of benefits based on years of service and wage levels, but does not provide benefits for any prior service. In addition, defined contribution plans for both union and nonunion employees were established.

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

The 2007 and 2006 amounts shown below reflect the defined benefit pension and other postretirement benefit expense for the three and nine month periods ended September 30 for each year:

	Three months ended September 30				Nine months ended September 30
	Pension Benefits		Other Post Retirement Benefits		Pension Benefits		Other Post Retirement Benefits
	2007	2006	2007	2006	2007	2006	2007	2006
Service cost	$344	$325	$356	$385	$1,033	$975	$1,067	$1,156
Interest cost	281	237	142	115	843	711	425	344
Expected return on plan assets	(273)	(175)	—	—	(820)	(524)	—	—
Amortization of prior service cost	9	9	—	—	27	27	—	—
Net loss (gain) recognition	11	7	(29)	(31)	33	20	(88)	(92)

Net periodic benefit cost	$372	$403	$469	$469	$1,116	$1,209	$1,404	$1,408

Subsequent to September 30, 2007 the Company reached agreement with the labor unions at the Alloys facility resulting in a new 5-year contract beginning November 1, 2007. As part of the agreement the union’s pension benefits will now be provided through multi-employer funds administered through the Steelworkers Pension Trust, the Central Pension Fund and the Tri-State Carpenters Fund. The Wise defined benefit pension will be frozen as of the date of the new contract and the Company will reverse a previously recorded liability approximating $11 million relating to other post retirement benefits.

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

The Company was a defendant in an action brought by a former executive seeking compensatory damages previously pending in Delaware State Court. The plaintiff alleged that certain transactions between Wise Metals Group members violated the Company’s Limited Liability Company Agreement because other members were not afforded the opportunity to participate on equal terms, breach of fiduciary duty and conversion of a portion of the plaintiff’s equity interest in the Company. On June 25, 2007, the parties reached a settlement whereby in exchange for $2 million, the plaintiff would surrender his equity interest in the Company, forgo any claim for a $1 million severance that plaintiff alleges would otherwise come due on his 62nd birthday and provide the Company with a general release of any existing or potential claims. This settlement was approved by the court and the action was dismissed on June 25, 2007 and the Company paid the settlement during the quarter ended September 30, 2007.

On August 11, 2006 the Company filed a lawsuit against Crown Cork and Seal (USA) (“Crown”), Inc. in state court in Alabama (“Alabama Action”) for breach of contract and seeking a declaratory judgment on our beverage can sheet and food sheet contracts. The lawsuit alleges damages because of breaches by Crown of the beverage can sheet contract, and asks the court to interpret certain pricing provisions of the food contract. On January 26, 2007, Crown entered a counterclaim asserting breach of contract and seeking declaratory judgments on our beverage can sheet and food container contracts.

On September 8, 2006, Crown filed a lawsuit against the Company in state court in Pennsylvania (“Pennsylvania Action”) for breach of contract and seeking declaratory judgments on our beverage can sheet and food container contracts. The Pennsylvania Action has been stayed upon the Company’s motion pending resolution of the Alabama Action.

The Company intends to vigorously contest the Pennsylvania Action and the counterclaim in the Alabama Action and at this time is unable to determine the reasonably likely outcome of both the Company’s and Crown’s claims. In the opinion of management, amounts accrued for exposures relating to the aforementioned contingencies, and other legal proceedings are adequate and, accordingly, the ultimate resolution of these matters is not expected to have a material adverse effect on the Company’s consolidated financial statements.

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

In connection with our acquisition of the Listerhill facility in 1999, a consultant performed a soil and groundwater investigation (“Phase II Report”) to identify any environmental issues at the various plants that comprise the Listerhill facility. That Phase II Report identified certain on-site environmental areas of concern that may potentially require investigation or remediation and provided a then-present value estimate of approximately $18 million to address them. Pursuant to the Listerhill facility purchase agreement, the prior owner of the Listerhill facility, Reynolds, now Alcoa, is required to perform the work necessary and to indemnify the Company against the environmental matters required by applicable law to be addressed that are identified in the Phase II Report and any other such environmental liabilities attributable to Reynolds that were identified on or before March 31, 2004 subject to certain limitations. Alcoa disagrees with the cost estimates contained in the Phase II Report and has stated that it estimates that the environmental issues identified in the Phase II Report will cost less than $18 million to remediate. Although Alcoa has conducted some on-site environmental investigations and sampling and has submitted reports to the Alabama Department of Environmental Management (“ADEM”) regarding most of the on-site areas of concern, it has not yet commenced cleanup activities with respect to many of the areas of concern.

The Company is also party to an Environmental Cooperation Agreement (“ECA”), with Alcoa, which is Reynolds’ successor. The ECA addresses, among other things, the use of a surface water ditch system by both us and Alcoa, the use of process water retention ponds on Alcoa’s property and certain surface drainage easements across our property. The ECA expires in December 2009, with automatic two year renewal periods unless either party elects to terminate, in which event the ECA will terminate one year following such election. Under the ECA, each party defends and indemnifies the other against claims arising from its own violations of any applicable environmental laws, its handling, use, or disposal of hazardous materials at the Listerhill facility, a breach of any warranties, representations or covenants in the agreement, or damage or loss to property and injury to or death of any persons.

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

The Company is subject to certain monthly purchase commitments for raw materials. The amount of inventory under this commitment not yet received was $24,808 and $15,382 as of September 30, 2007 and December 31, 2006, respectively.

7. Business Segment Information

A reportable segment is a component of an enterprise in which the operating results are regularly reviewed by the enterprise’s chief operating decision maker to make decisions about resources to be allocated to the segment and assess its performance, and for which discrete financial information is available. The Company has two reportable segments under FASB SFAS No. 131 (“SFAS No. 131”), Disclosures about Segments of an Enterprise and Related Information: Alloys and Recycling.

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

We have concluded that TMC is not a reportable segment because it is not significant to our consolidated operations and represents less than 10% of our revenues and its absolute profit or loss represents less than 10% of our absolute profit or loss in each of the past three years ended December 31, 2006, 2005 and 2004 and for the nine months ended September 30, 2007. Additionally, TMC’s assets were less than 10% of the combined assets of our operating segments as of December 31, 2006 and 2005 and as of September 30, 2007. Financial information about TMC is included in the “Other” caption in the tables below.

The following table sets forth information on the Company’s reportable segments:

	Three Months Ended		Nine Months Ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
		Restated		Restated
Net Sales
Alloys	$208,314	$240,286	$670,328	$688,769
Recycling – (Note 1)	36,175	38,932	109,480	101,544
Other	344	79	1,548	837

Net sales	$244,833	$279,297	$781,356	$791,150

Segment (loss) profit
Alloys	$(13,693)	$(17,594)	$(2,610)	$(34,343)
Recycling – (Note 1)	1,778	3,452	7,025	10,791

Segment (loss) profit	(11,915)	(14,142)	4,415	(23,552)
LIFO adjustments	—	(25,000)	—	(25,000)
Unrealized (loss) gain on derivative instruments	(2,613)	(21,974)	5,070	(20,719)
Corporate and other undistributed expenses, net	(11,183)	7,190	(36,570)	2,384

Net loss	$(25,711)	$(53,927)	$(27,085)	$(66,887)

Note 1: The Company has eliminated all intercompany sales and cost of sales associated with transfers of recycled aluminum from Recycling to Alloys. Recycling transfers aluminum to Alloys at market value and recognizes profit only when the sale to the end consumer is completed. Recycling transferred aluminum to Alloys with a cost of $27,751 and $19,553 for the three month periods ended September 30, 2007 and 2006, respectively , $89,686 and $62,543 for the nine month periods ended September 30, 2007 and 2006, respectively.

	As of
	September 30, 2007	December 31, 2006
		Restated
Total Assets
Alloys– (Note 1)	$283,726	$294,417
Recycling	45,433	31,409
Corporate and other– (Note 1)	2,038	9,093

Total assets	$331,197	$334,919

Note 1: The Company has reclassified certain assets reported in previous periods as Corporate and other assets to Alloys. These assets were valued at $24,157 as of September 30, 2007.

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Depreciation and Amortization
Alloys	$3,082	$2,971	$9,287	$8,825
Recycling	171	141	513	424
Corporate and other	6	42	10	126

Total depreciation and amortization	$3,259	$3,154	$9,810	$9,375

	Nine months ended September 30,
	2007	2006
Capital Expenditures
Alloys	$12,722	$7,465
Recycling	320	714
Corporate and other	84	—

Total capital expenditures	$13,126	$8,179

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

Restatement

As discussed in Note 2 to the consolidated financial statements on Form 10Q for the quarter ended September 30, 2007, the Company restated its financial statements as of December 31, 2006 and the three and nine month periods ended September 30, 2006 to:

1.	Correct the presentation of the LIFO reserve as of December 31, 2006;

2.	Properly present its pension benefit obligation amounts as of December 31, 2006 in accordance with SFAS 87;

3.	Correct the presentation of members’ equity at December 31, 2006 to comply with SFAS 130; and

4.	Correct the classification of shipping and handling fees for the three and nine month periods ended September 30, 2006 in accordance with EITF 00-10.

Quarterly Information

Our quarterly revenues tend to fluctuate period to period based in large part on changes in aluminum prices. These changes generally do not affect our cash flow because we seek to match our hedging positions to our contractually-obligated sales agreements. We also pass aluminum cost increases to customers through an indexed pricing mechanism and/or by fixing the cost of metal through forward contracts on the London Metals Exchange (“LME”). Our net income may also fluctuate period to period based on the mark to market adjustments for derivatives we hold to hedge aluminum and natural gas. Because we do not designate our forward contracts as hedges under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activity, we are required to recognize the non-cash mark to market adjustment in our current earnings and these adjustments may be material.

Critical Accounting Policies

We have prepared our financial statements in conformity with accounting principles generally accepted in the United States. These statements include some amounts that are based on informed judgments and estimates of management. Our critical accounting policies are discussed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” in our Annual Report on Form 10-K/A, for the year ended December 31, 2006, filed March 3 2008. Since the date of our 2006 Form 10-K/A, there have been no changes to our critical accounting policies or the methodologies and assumptions applied under them.

Operating Results

Three months ended September 30, 2007 and 2006

Sales. Consolidated sales decreased from $279.3 million in the three months ended September 30, 2006, to $244.8 million in the comparable period in 2007, a decrease of $34.5 million or 12%. The decrease was a result of lower shipments decreasing from 203.8 million pounds in the three months ended September 30, 2006 to 174.6 million pounds in the third quarter of 2007, a decrease of 14%.

Wise Alloys sales decreased from $240.3 million in the three months ended September 30, 2006 to $208.3 million in the comparable period in 2007, a decrease of $32.0 million or 13%. Third quarter shipments were lower due mostly to can sheet customers reducing inventory quantities from year-end levels combined with the effect of slightly lower contractual volumes which resulted from negotiations to improve pricing. Shipment volumes decreased from 171.5 million pounds in the three months ended September 30, 2006 to 132.3 million pounds in the third quarter of 2007, a decrease of 39.2 million pounds or 23%. Offsetting the decrease in shipment volumes were price increases that were effective on January 1, 2007.

Wise Recycling sales to third parties decreased from $38.9 million in the three months ended September 30, 2006 to $36.2 million in the comparable period in 2007, a decrease of $2.7 million or 7%. Shipments by Wise Recycling to third parties increased approximately 31% for the third quarter of 2007 over the third quarter of 2006 due to higher recycling activity and an increased presence in the ferrous market. Average sales price decreased from $1.14 per pound in the third quarter of 2006 to $0.88 per pound in the third quarter of 2007 due mostly to the increased presence of ferrous metal in the sales mix which has a significantly lower price per pound than other product categories.

Cost of Sales. Consolidated cost of sales decreased from $300.6 million in the three months ended September 30, 2006, to $255.5 million in the three months ended September 30, 2007, a decrease of $45.1 million or 15%. The decrease in consolidated cost of sales was primarily due to the decrease in shipments.

Wise Alloys cost of sales decreased from $257.7 million in the three months ended September 30, 2006 to $221.8 million in the three months ended September 30, 2007, a decrease of $35.9 million or 14%. Metal costs, representing 85% of Alloys cost of sales in the third quarter of 2006 and 71% in the third quarter of 2007, decreased from $214.6 million in the third quarter of 2006 to $157.3 million in the third quarter of 2007, a decrease of $57.3 million or 27%. The decrease is attributable to the 23% decrease in Alloys shipments and a 5% decrease in metal prices. This also included a 16% decrease in natural gas cost from $8.64 per mmBTU’s for the three months ended September 30, 2006 to $7.22 per mmBTU’s for the comparable period in 2007.

Wise Recycling cost of sales associated with third party sales decreased from $35.0 million in the three months ended September 30, 2006 to $34.3 million in the three months ended September 30, 2007, a decrease of 2%. The decrease can be attributed to decreased costs per pound due to the increased level of lower costing ferrous metal at Recycling partially offset by the increased volumes of both ferrous and non-ferrous metal.

Selling, General and Administrative. Selling, general and administrative expense increased from $2.0 million in the third quarter of 2006 to $3.0 million in the third quarter of 2007.

Interest Expense and Fees. Interest expense and fees increased from $8.6 million in the third quarter of 2006 to $9.4 million in the third quarter of 2007 due to higher outstanding amounts on our line of credit in addition to additional interest paid under the Company’s financing agreement. The increase was due to higher working capital needs caused by higher metal prices.

Mark-to-Market for Contracts under SFAS No. 133. This expense represents the non-cash gain we recognized from changes in the value of our derivative financial instruments. The unrealized gains and losses were primarily a result of forward contracts entered into to hedge the cost of natural gas and aluminum. The fair value decrease during the third quarter of 2006 was $22.0 million compared to a decrease of $2.6 million during the third quarter of 2007.

Nine months ended September 30, 2007 and 2006

Sales. Consolidated sales decreased from $791.2 million in the nine months ended September 30, 2006, to $781.4 million in the comparable period in 2007, a decrease of $9.8 million or 1%. The decrease was primarily a result of lower shipments which decreased from 581.1 million pounds in the first nine months of 2006 to 545.2 million pounds in 2007 offset partially by increased pricing.

Wise Alloys sales decreased from $688.8 million in the nine months ended September 30, 2006 to $670.3 million in the comparable period in 2007, a decrease of $18.5 million or 3%. The first nine months shipments were lower due mostly to can sheet customers reducing inventory quantities from year-end levels combined with the effect of slightly lower contractual volumes which resulted from negotiations to improve pricing. Shipment volumes decreased from 492.1 million pounds in the nine months ended September 30, 2006 to 423.5 million pounds in the first nine months of 2007, a decrease of 68.6 million pounds or 14%. Partially offsetting the decrease in shipment volumes were price increases that were effective on January 1, 2007.

Wise Recycling sales to third parties increased from $101.5 million in the nine months ended September 30, 2006 to $109.5 million in the comparable period in 2007, an increase of $8.0 million or 8%.

Shipments by Wise Recycling to third parties increased approximately 37% for the first nine months of 2007 over the first nine months of 2006 due to higher recycling activity and an increased presence in the ferrous market. Average sales price decreased from $1.09 per pound in the first nine months of 2006 to $0.93 per pound in the first nine months of 2007 due mostly to the increased presence of ferrous metal in the sales mix which has a significantly lower price per pound than other product categories.

Cost of Sales. Consolidated cost of sales decreased from $805.2 million in the nine months ended September 30, 2006, to $777.2 million in the nine months ended September 30, 2007, a decrease of $28.0 million.

Wise Alloys cost of sales decreased from $722.7 million in the nine months ended September 30, 2006 to $672.4 million in the nine months ended September 30, 2007, a decrease of $50.3 million or 7%. Metal costs, representing 76% of Alloys cost of sales in the first nine months of 2006 and 71% in the first nine months of 2007, decreased from $547.9 million in 2006 to $479.5 million in 2007, a decrease of $68.4 million or 12%. The decrease is attributable to the 14% decrease in Alloys’ shipments and also includes a 17% decrease in natural gas cost from $10.03 per mmBTU’s for the nine months ended September 30, 2006 to $8.28 per mmBTU’s for the comparable period in 2007 and is partially offset by higher metal prices.

Wise Recycling cost of sales associated with third party sales increased from $89.6 million in the nine months ended September 30, 2006 to $101.4 million in the nine months ended September 30, 2007, an increase of 13%. The increase can be attributed to the increased volumes at Recycling.

Selling, General and Administrative. Selling, general and administrative expense increased from $7.9 million in the first nine months of 2006 to $8.5 million in the first nine months of 2007.

Interest Expense and Fees. Interest expense and fees increased from $24.2 million in the first nine months of 2006 to $27.9 million in the first nine months of 2007 due to higher outstanding amounts on our line of credit in addition to additional interest paid under the Company’s financing agreement. The increase was due to higher working capital needs caused by higher metal prices.

Mark-to-Market for Contracts under SFAS No. 133. This income or loss represents the non-cash gain we recognized from changes in the value of our derivative financial instruments. The unrealized gains were primarily a result of forward contracts entered into to hedge the cost of natural gas and aluminum. The fair value decrease during the first nine months of 2006 was $20.7 million compared to an increase of $5.1 million during the first nine months of 2007.

Liquidity and Capital Resources

The following discusses material changes in our liquidity and capital resources in the nine months ended September 30, 2007.

As of September 30, 2007, the outstanding balance on our revolving line of credit facility was $169.7 million. In addition, we had approximately $1.7 million of outstanding letters of credit against our $207.5 million revolving credit line. Our senior credit agreement and indenture agreement contain restrictive covenants. These covenants may constrain our activities and limit our operational and financial flexibility. The failure to comply with these covenants could result in an event of default, which, if not cured or waived, could have a material adverse effect on our business, financial condition, and results of operations. The termination date on the facility is May 5, 2009. The facility is considered short term due to the use of a lockbox as well as material adverse effect language within the agreement. The terms of the credit facility permit us to enter into various forms of additional financing with varying amounts. See Note 5 of the Notes to the Condensed Consolidated Financial Statements above for further discussion. Furthermore, we frequently offer cash discounts for early payment against receivables from our major can sheet customers which can also decrease outstanding debt and increase overall liquidity.

Our liquidity has been directly impacted by aluminum prices which have increased steadily and dramatically since 2002. Average aluminum prices in 2002 were 65.4 cents per pound and have risen over 87% to average $1.22 per pound in 2006 and risen still further to average $1.26 per pound for the nine months ended September 30, 2007. These price increases have impacted and are continuing to impact our working capital requirements resulting in higher outstanding debt supported by higher levels of receivables and inventory. Our net liquidity is determined based on a standard borrowing base formula which accounts for the collateral value of inventory and receivables on a basis approximating the lower of current cost (on a first-in-first-out, or FIFO basis) or fair market value. This borrowing base is then compared to the outstanding loan balance including outstanding letters of credit to determine a net amount available for additional borrowings. Our liquidity could also be hampered if we incurred significant unexpected increases in necessary capital expenditures. Significant increases in volumes could also impact our liquidity. See Item 1A, “Risk Factors” in our annual report on Form 10-K/A, for the year ended December 31, 2006, filed on March 4, 2008, for certain circumstances that could adversely affect our liquidity. Decreased sales or lower margins could have a material adverse effect on our liquidity. While the metal price ceilings materially impacted sales in 2004, 2005 and 2006, the Company expects to have no impact from metal price ceilings in 2007.

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

Subsequent to September 30, 2007, the Company reached agreement with the Retirement Systems of Alabama (RSA) in which the RSA agreed to purchase $75 million of cumulative-convertible 10% PIK preferred membership interests of the Company. The preferred interest is convertible into 25 percent of the common interest of the Company. The Company has the right to call the preferred membership interest after seven years at the cost of the greater of the investment plus any accrued PIK dividends or the fair market value of the preferred interest on an as converted basis.

Subsequent to September 30, 2007 the Company reached agreement with the labor unions at the Alloys facility resulting in a new 5-year contract beginning November 1, 2007. As part of the agreement the union’s pension benefits will now be provided through multi-employer funds administered through the Steelworkers Pension Trust, the Central Pension Fund and the Tri-State Carpenters Fund. The Wise defined benefit pension will be frozen as of the date of the new contract.

Nine months ended September 30, 2007 and 2006.

Operating Activities. During the nine months ended September 30, 2007, net cash provided by operating activities was $8.6 million, compared to net cash used of $44.7 million during the nine months ended September 30, 2006. Fluctuations in cash used in and provided by operating activities are subject to changing working capital requirements especially for accounts receivable and inventory. During the nine months ended September 30, 2006, accounts receivable increased from $73.3 million at December 31, 2005, to $99.4 million at September 30, 2006, representing an increase of $26.1 million due mostly to higher metal prices. In the nine months ended September 30, 2007, receivables increased from $104.1 million at December 31, 2006, to $115.2 million at September 30, 2007, an increase of $11.1 million due to higher metal prices.

Effective June 30, 2006 the Company executed an asset sale agreement with a financial institution that allows the Company to sell certain accounts receivable up to $17 million on a non-recourse basis. This agreement was due to expire on December 31, 2006. On December 31, 2006 the agreement was renewed and extended to June 29, 2007, and allowed the Company to sell certain accounts receivable up to $10 million on a non-recourse basis. The agreement was further amended on April 9, 2007 to increase the facility to a total of $20 million and extend the term of the agreement to June 29, 2007. The Company has not renewed the agreement which had been extended to June 29, 2007 and therefore as of September 30, 2007, the Company had no sales of accounts receivable under this agreement.

Investing Activities. In the nine months ended September 30, 2007, our capital expenditures were $12.2 million, compared to $8.2 million during the same period in 2006. Both nine month periods included some significant projects leading to relatively higher expenditures. Projects in the first nine months of 2006 included expansion of one of our recycling facilities and a major project to upgrade one of our furnaces. Projects in the first nine months of 2007 included a significant furnace rebuild. The Company is continuing the next step in a program to further diversify industry product offerings by adding increased width to its aluminum can-stock capabilities. The results of this phase will extend the width of Wise Alloys can stock from 60 inches to 72 inches by the end of 2008. This project will allow Wise Alloys’ can-sheet product to become also available to beverage-can producers that use “14 and 15 out” extended-width cupping presses in their manufacturing process.

Financing Activities. Net cash provided by financing activities was $2.5 million in the nine months ended September 30, 2007, compared to $49.5 million in the first nine months of 2006. Net cash provided by financing activities was related to increased borrowings under the revolving line of credit to fund increased working capital needs due to an increase in inventories in 2007 and primarily due to higher aluminum prices in 2006 and capital expenditures.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See Item 7A of the Company’s Annual Report on Form 10-K on Form 10-K/A, for the year ended December 31, 2006, filed on February, 29, 2008.

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

As of September 30, 2007, our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), has conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Securities Exchange Act Rule 13a-15(e), as amended). Based on the evaluation, our CEO and CFO concluded that our disclosure controls and procedures as of September 30, 2007 were not effective because of a material weakness in internal control over financial reporting described below. The CEO and CFO’s original conclusions regarding the effectiveness of their disclosure controls and procedures as well as the identification of a material weakness in those controls and procedures was not affected by this restatement.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

As previously disclosed in Item 9A of our 2006 Annual Report on Form 10-K/A, we identified the following material weakness as of December 31, 2006, which also existed as of September 30, 2007:

The Company has not maintained sufficient staff with appropriate training in US GAAP and SEC financial rules and regulations. This deficiency has led to material misstatements and the restatement of the Company’s financial statements.

(b) Status of Plan for Remediation of Material Weakness

The Company has evaluated its resource requirements to ensure the timely and effective review and management of its financial reporting. The Company has formed a Finance Committee consisting of various financial and accounting personnel to regularly review the effectiveness of internal control over reporting and is evaluating staffing requirements and implementing training programs to ensure the preparation of financial statements in accordance with GAAP. It has also added and is continuing to add additional financial staff, and has reviewed and updated scheduling and planning protocols in place to ensure continued timely compliance with SEC reporting deadlines. The formation of a Finance Committee, the addition of financial staff and the updating of protocols will ensure that misstatements similar to those addressed by this restatement will not occur in the future.

Despite making progress during the first three quarters of 2007, the remedial action described above is ongoing and is not yet complete. Therefore, the material weakness identified in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2006 has not been remediated as of September 30, 2007.

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

(c) Changes in Internal Control Over Financial Reporting

There was no change in the Company's internal control over financial reporting that occurred during the third fiscal quarter ended September 30, 2007, nor as a result of this restatement that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are a defendant from time to time in various legal actions arising in the normal course of business, the outcomes of which, in the opinion of management, neither individually nor in the aggregate are likely to result in a material adverse effect on our business, results of operations or financial condition. The following describes material developments in the third quarter of 2007 with respect to those proceedings reported in Amendment No. 1 to our Annual Report on Form 10-K/A, filed on March 4, 2008, for the year ended December 31, 2006.

The Company was a defendant in an action brought by a former executive seeking compensatory damages previously pending in Delaware State Court. The plaintiff alleged that certain transactions between Wise Metals Group members violated the Company’s Limited Liability Company Agreement because other members were not afforded the opportunity to participate on equal terms, breach of fiduciary duty and conversion of a portion of the plaintiff’s equity interest in the Company. On June 25, 2007 the parties reached a settlement whereby in exchange for $2 million, the plaintiff would surrender his equity interest in the Company, forgo any claim for a $1 million severance that plaintiff alleges would otherwise come due on his 62nd birthday and provide the Company with a general release of any existing or potential claims. This settlement was approved by the court and the action was dismissed on June 25, 2007 and the Company paid the settlement during the quarter ended September 30, 2007.

On August 11, 2006 the Company filed a lawsuit against Crown Cork and Seal (USA) (“Crown”), Inc. in state court in Alabama (“Alabama Action”) for breach of contract and seeking a declaratory judgment on our beverage can sheet and food sheet contracts. The lawsuit alleges damages because of breaches by Crown of the beverage can sheet contract, and asks the court to interpret certain pricing provisions of the food contract. On January 26, 2007, Crown entered a counterclaim asserting breach of contract and seeking declaratory judgments on our beverage can sheet and food container contracts.

On September 8, 2006, Crown filed a lawsuit against the Company in state court in Pennsylvania (“Pennsylvania Action”) for breach of contract and seeking declaratory judgments on our beverage can sheet and food container contracts. The Pennsylvania Action has been stayed upon the Company’s motion pending resolution of the Alabama Action.

The Company intends to vigorously contest the Pennsylvania Action and the counterclaim in the Alabama Action and at this time is unable to determine the reasonably likely outcome of both the Company’s and Crown’s claims. In the opinion of management, amounts accrued for exposures relating to the aforementioned contingencies, and other legal proceedings are adequate and, accordingly, the ultimate resolution of these matters is not expected to have a material adverse effect on the Company’s consolidated financial statements.

ITEM 1A. RISK FACTORS

There were no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K/A, for the year ended December 31, 2006, filed on March 4, 2008.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Reference is made to Current Report Form 8-K filed October 4, 2007 with respect to the purchase of $75 million of Preferred Membership Interest in the Company by RSA. Exemption from registration is claimed under Section 4(2) of the Securities Act as this transaction did not involve a public offering.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On October 5, 2007, Members of the Company constituting a Majority in Interest (as defined in the Second Amended and Restated Limited Liability Company Agreement of the Company dated May 24, 2004) resolved in writing that, in connection with the purchase of $75 million of Preferred Membership Interest in the Company by RSA, the Company shall execute and deliver: (1) the Preferred Membership Interest Purchase Agreement dated October 4, 2007; (2) the Registration Rights Agreement dated October 5, 2007; (3) the Third Amended and Restated Limited Liability Agreement of the Company dated October 5, 2007.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

3.2	Third Amended and Restated Limited Liability Agreement of the Company dated October 5, 2007.

10.45	Amendment No. 11 to Amended and Restated Loan Agreement, dated July 31, 2007, by and among the Issuers, the Guarantors, and Wachovia Corporation (formerly Congress Financial) as Agent.

10.46	Preferred Membership Interest Purchase Agreement dated October 4, 2007 by and among the Company, the Teachers’ Retirement System of Alabama and the Employees’ Retirement System of Alabama.

10.47	Registration Rights Agreement dated October 5, 2007 by and among the Company, the Teachers’ Retirement System of Alabama and the Employees’ Retirement System of Alabama.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WISE METALS GROUP LLC

Dated: March 4, 2008	/s/ David D’Addario
David D’Addario
Chairman and Chief Executive Officer

/s/ Kenneth Stastny
Kenneth Stastny
Chief Financial Officer