Form 10-K
period 2007-12-31
Wise Metals Group LLC
filed 2008-05-07
CIK 1297014

ANNUAL REPORT FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2007

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

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒    Smaller reporting company  ☐

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

Some statements and information contained in this Form 10-K are not historical facts, but are “forward-looking statements,” as such term is defined in the Private Securities Litigation Reform Act of 1995. These forward-looking statements can be identified by the use of forward-looking words such as “believes,” “expects,” “plans,” “may,” “will,” “would,” “could,” “should,” or “anticipates” or the negative of these words or other variations of these words or other comparable words, or by discussions of strategy that involve risks and uncertainties. Forward-looking statements may differ from actual future results due to, but not limited to, those factors referenced under “Risk Factors” and/or any of the following factors:

•	sales to our major customers,

•	competition from non-aluminum sources of packaging,

•	our relationship with our employees and labor unions,

•	general economic conditions, including those affecting our ability to obtain financing,

•	conditions in the capital markets, or in industry conditions, including those affecting our customers and suppliers,

•	technological developments,

•	aluminum demand and prices, and the market for scrap aluminum,

•	changes in consumer tastes and preferences,

•	cost and availability of raw materials and energy,

•	environmental regulations to which our operations are subject,

•	changes in our credit rating or in the rating of our indebtedness,

•	changes in accounting policies or practices adopted voluntarily or as required by regulations or generally accepted accounting principles, and

•	our ability to attract and retain executives and other key personnel.

•	international commerce with our new sales agreements

We have no obligation to update or revise these forward-looking statements.

Pa rt I

Item 1.	Business

As used in this Form 10-K, all references to “Wise Metals,” “Wise Group,” “us,” “the Company” and all similar references are to Wise Metals Group LLC, a Delaware limited liability company, organized in 1999, and its subsidiaries as a consolidated entity, unless otherwise expressly stated or the context otherwise requires. As used herein, all references to “Wise Alloys” or “Alloys” refer to Wise Alloys LLC, a Delaware limited liability company, organized in 1998, that is our wholly-owned operating company. All references to “Wise Recycling” or “Recycling” refer to Wise Recycling LLC, a Maryland limited liability company, organized in 1998, that is our wholly-owned subsidiary. All references to “Listerhill Total Maintenance Center” or “TMC” refer to Listerhill Total Maintenance Center LLC, a Delaware limited liability company, organized in 2003, that is our wholly-owned subsidiary.

Overview

Wise Metals Group, LLC, headquartered in Linthicum, MD, is a Delaware limited liability company. Information about our reportable operating segments is provided below. Financial information about our reportable operating segments is set forth in our Consolidated Financial Statements and the Notes in Item 8 of this Report.

Wise Alloys

Wise Alloys is the third largest producer of aluminum beverage can stock in the world based on The Aluminum Association, Inc., a trade association for producers of primary aluminum and semi-fabricated aluminum products and recyclers. Alloys contributed 85% of the total revenue of Wise Metals Group in 2007. Beverage can stock is aluminum sheet specifically designed and engineered for the production of aluminum beverage cans. We supplied a significant portion of the North American market for aluminum beverage can stock as measured by volume, and we own one of only five beverage can stock facilities in North America, which provides valuable capacity to a consolidated industry. Our can stock customers include Ball Corporation, Crown Holdings, Inc. and Rexam PLC, the three largest beverage can manufacturers in the world based on The Aluminum Association, Inc. Our beverage can stock customers produce aluminum cans for the largest brewers and carbonated soft drink bottlers in North America. In addition, we produce food can stock and semi-fabricated aluminum sheet for building and construction, transportation and other markets. In 2007, we did not derive a material percentage of our revenues from customers outside the United States.

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

Aluminum feedstock purchases comprised approximately 74% of our cost of sales in 2007 for our Alloys operations, with scrap comprising a significant percentage of those total aluminum purchases. Historically, scrap has been a lower cost input for the production of our products than prime aluminum because our scrap reclamation assets are integrated into our production process and because scrap has generally been sold at a discount to prime aluminum. We have scrap purchase arrangements with our key customers through which we purchase scrap aluminum generated by their can production processes. These scrap purchase arrangements provided us with approximately 30% of our scrap aluminum requirements in 2007. We also obtain scrap from our scrap collection subsidiary, Wise Recycling, which provided us with approximately 31% of our scrap aluminum requirements in 2007. Our remaining scrap aluminum requirements are met by independent suppliers and brokers. We believe that we are one of the largest purchasers of used beverage containers, or UBCs, in North America, and we believe that our purchasing power provides us with the ability to negotiate favorable terms and conditions with our suppliers and enhance our operating margins.

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

The aluminum beverage can stock market is highly concentrated and competitive. The top manufacturers of aluminum beverage cans in North America in 2007 were Ball, Crown, Metal Container and Rexam. These manufacturers are supplied with aluminum beverage can stock (aluminum sheet for body stock, tab and ends) by four principal suppliers: Novelis (formerly Alcan’s aluminum rolled products business), Alcoa, ARCO and ourselves. ARCO shares with Novelis the ownership of a facility in Logan County, Kentucky.

The beverage can stock industry also faces competition from non-aluminum sources of packaging such as glass and HDPE (high-density polyethylene) and PET (polyethylene terephthalate) packaging producers. The main factors influencing competition in our industry are quality and price. Competition is also affected by each customer’s requirement that suppliers complete a qualification process to supply their plants.

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

Other Aluminum Sheet Products

The remainder of Alloys’ aluminum sheet products includes rigid container stock for food container manufacturers and fin stock (light gauge alloy) for air conditioners, refrigeration sheets and commercial coolers. We produce small volumes of extra wide aluminum sheeting for truck trailer roofing and for unique architectural projects and aluminum tread for use in tool boxes in truck beds and linings. In 2005, we also began more significant levels of production of aluminum sheet for the building and construction products segment and that trend continued in 2007.

The following table sets forth our rolled aluminum product distribution for the past three years:

	Year ended December 31,
	2007	2006	2005
Body Stock	58%	61%	66%
End Stock	13	15	17
Tab Stock	2	2	2

Beverage Can Stock	73	78	85
Food Container	6	6	6
Trailer Roofing	3	3	2
Other	18	13	7

Total	100%	100%	100%

Total pounds billed (in millions)	544 (a)	636 (a)	661 (a)

(a)	Total pounds billed do not include Wise Recycling shipments to third parties of 163.2 million pounds in 2007, 121.0 million pounds in 2006, and 103.2 million pounds in 2005.

Beverage can stock shipment declined from 2005 to 2006 due to the loss of volume from a customer in the fourth quarter of 2006. Beverage can stock shipment declined from 2006 to 2007 due to customer announced destocking plans whereby certain customers had increased purchases in the fourth quarter of 2006 ahead of price increases in 2007 and were working those levels down over 2007.

Customers

Ball is the largest beverage can manufacturer in the United States. In 2007, we supplied Ball with approximately 55% of our Listerhill facility’s total plant output. Our Listerhill facility has served selected Ball manufacturing facilities since 1965. We were the largest supplier of aluminum beverage can stock to Ball in 2007. Shipments to Ball decreased approximately 23% from 2006 to 2007 due to customer announced destocking plans.

Our supply agreement with Ball provides for Ball to order minimum shipment amounts in each year of the contract. While Ball has the right to reduce these specified minimum shipment amounts, it generally can only do so contractually in proportion to reductions in the beverage can stock requirements of all of its can manufacturing facilities in North America and not merely on the basis of reductions in the requirements of the Ball facilities we supply. In addition, Ball may also reduce these minimum shipment amounts in the event our products fail to meet agreed quality levels.

In 2007, we supplied approximately 10% of our Listerhill facility’s total plant output to Crown. As a result of our litigation over disputed contract terms, shipments were approximately 49% lower than shipments for 2006. The Company has since signed a multi-year agreement with Crown to supply can sheet beginning in 2008.

In 2007, we shipped approximately 7% of our can stock to Rexam up from approximately 5% of our can stock from 2006.

We have a growing number of customers for common alloy products for the commercial distributor and building and construction markets. We are increasing our marketing efforts in order to develop and diversify our customer base in these high value-added products. In particular, we seek new customers who have not traditionally purchased from our Listerhill facility because of its former affiliation with Reynolds. We have built our own independent marketing staff to serve this market and have built a depot stock, or on hand inventory, to service this very strong market. We have a growing number of contracts for these new products with continued positive interest from market participants.

We maintain long-term supply agreements with our key customers in the aluminum can sheet market and we believe the general terms of our customer contracts are standard for the industry. These contracts are supply arrangements whereby specific quantities and product pricing are negotiated and agreed to on an annual basis under the terms of the multi-year master supply agreement. Under the terms of our customer contracts, we use an industry standard for pricing the metal component of all aluminum can sheet sold. We receive orders from our customers who provide detailed specifications as to metal characteristics and specific plant location. Although all orders are placed pursuant to the contract, quantities and specifications will vary by plant and more specifically by production line within the plant. These orders are generally provided with a two to three month lead time. The majority of all orders, specifically can sheet orders, that are processed by Alloys are made pursuant to a specific customer order. Due to seasonal considerations, Alloys highest sales volumes generally occur during the first and second quarters.

Operations

Aluminum Sheet Operations

We believe that our Listerhill facility is one of the most technologically advanced and flexible manufacturing facilities in the United States aluminum sheet industry. Our Listerhill facility has benefited from over $670 million of capital improvements and upgrades since a major modernization process was begun by Reynolds in 1986. The facility’s features include state-of-the-art gauge control and closed-loop shape control systems, as well as state-of-the-art surface inspection systems. Our Listerhill facility’s hot-mill rolling speed is equal to industry standards, while the cold-mill rolling speed is competitive with that of our leading competitors. One of our four coating lines can coat wide-width aluminum sheet at a high speed. These investments strengthened our facility’s competitive position by improving its product quality, increasing its processing capacity and reducing its operating costs. Since 2000, we have incurred maintenance expenditures ranging from approximately $32 to $48 million annually, comprising between $14 million and $24 million in part replacements and contractor costs and between $18 million and $24 million in employment costs. In addition, our capital expenditures, primarily for equipment and related upgrades, have averaged $13 million annually since 2002. In 2007, we spent $21 million in part replacements and contractor costs and $24 million in employment costs. Our facility’s features include a technologically advanced electromagnetic cast house, which is the only multiple station unit in the industry; a pusher furnace; hot mills with 116-inch width capability; four cold mills; an annealing line; a coating line and inspection and gauge control systems; and surface inspection systems. Our rolling capabilities have allowed us to meet our customers’ increasing demands for thinner gauge aluminum sheets and their increasingly stringent quality controls, unlike some of our former competitors. For instance, Listerhill is one of only two North American facilities capable of rolling the widths necessary for trailer roofs. In addition, our electromagnetic casting facilities and cold mills also give us superior flexibility to produce customized runs of limited quantity products with shorter production lead times in a cost effective manner. These shorter runs enable us not only to meet our can stock customers’ demands for special seasonal or promotional products or innovative new products with a limited initial market, such as energy drinks, but also efficiently produce common alloy products, such as StarBright™, an aluminum tread product used in truck beds and linings.

We are in the process of converting and qualifying, in specification and quality, our end stock material from our three stand operation, where we have to make two passes to roll aluminum coil to proper gauge, to our five stand operation, where a coil only has to make one pass. This will increase our efficiencies in producing end stock while maintaining improved surface quality. This process change will also result in improved capacity on our three-stand that will allow for increased volume. While we are currently qualified, in specification and quality, at all of our customer locations, any time a major process change such as this is undertaken, each customer plant location that we serve must re-qualify our product to ensure proper specification. Trial shipments are sent to each customer location and if the plant location and their respective customers all accept the product, then the process change is considered qualified and the change can then be implemented on all product sold to that customer location.

Suppliers and Materials

The raw materials used by our aluminum sheet business are generally available from several sources. We utilize a mix of scrap aluminum and prime aluminum. Our supply of raw materials satisfies our current production requirements. One of our key competitive advantages in the production of can stock is our use of scrap aluminum for a large portion of our aluminum requirements. Aluminum can body stock can be manufactured with UBCs (used beverage cans) comprising up to 95% of the metal used. As we are capable of processing and recycling UBCs in an efficient manner and the use of scrap is nearly always less expensive than utilizing primary aluminum to produce the alloy required for producing can sheet, we believe that our high utilization of scrap provides us with a cost advantage over our competitors. In 2007, we satisfied approximately 72% of our raw material requirements from scrap aluminum, of which approximately 54% was composed of UBCs, 30% was scrap purchased from our customers and 16% was all other scrap including recycled sheet ingot and electric cable. In 2007, approximately 31% of our scrap aluminum requirements were supplied through our scrap collection segment, Wise Recycling. We expect that a significant amount of our scrap aluminum requirements will continue to be sourced through scrap purchase arrangements with our can sheet customers, and purchases through Wise Recycling and third party suppliers. We expect to obtain the balance of our scrap aluminum requirements from our established network of independent scrap dealers and brokers throughout the

United States. We believe we are the largest purchaser of UBCs in North America, and as a result, we believe this allows us to have better pricing with our vendors. We obtain prime aluminum from brokers throughout the United States and directly from foreign and domestic producers.

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

Wise Recycling

Wise Recycling was formed in 1998 when Wise Metals purchased the Reynolds Aluminum Recycling division from Reynolds Metals. Wise Recycling is one of the largest aluminum scrap recyclers and one of the largest direct-from-the-public collectors of UBCs in the United States. As well as acting as a low-cost supplier of used beverage container scrap for our aluminum processing operations, Recycling collects and sells copper, brass, aluminum and other scrap including ferrous, which is sold to third parties. In 2007, this segment recycled over 3.9 billion UBCs and contributed 15% of the total net sales of Wise Metals Group.

The following table shows distribution by metal type for the past three years:

	Year ended December 31,
	2007	2006	2005
Copper & Brass	19%	24%	33%
Aluminum	31	39	38
Other scrap including ferrous	31	15	5

Total Third Party Sales	81	78	76
Intercompany aluminum UBC sales to Wise Alloys	19	22	24

Total	100%	100%	100%

Total pounds billed (in millions)	283.0	207.3	160.0

Market Overview and Competitive Environment

Wise Recycling operates seven shipping and processing locations. These locations support a network of 38 neighborhood collection centers. This structure allows Wise Recycling to service consumers as well as industrial and independent recycling accounts nationwide. From our recycling centers, aluminum and other nonferrous metal materials including copper and brass are sorted, graded, and packaged and then sent to melting and fabricating facilities throughout the country. Wise Recycling’s collections are somewhat seasonal as consumption of beverage cans is typically higher in the summer months. Other recycled products are less seasonal in nature.

Customers

Wise Recycling currently sells ferrous and non-ferrous scrap to third parties. In 2007, Recycling sold 163 million pounds of scrap to third parties. There is no single customer who contributes 10% or more to Recycling’s revenue.

Operations, Suppliers and Materials

In 2007, Wise Recycling recycled over 3.9 billion UBCs. Recycling has developed a collection process that utilizes both direct acquisitions from scrap dealers and industrial accounts, as well as from the actual consumer, i.e. off-the-street. The collection process is centered through its seven shipping/regional centers which act as hubs for a total of 38 service and convenience centers. The regional shipping centers process and upgrade, by packaging the material to meet specific customer needs, the various metals collected at their respective area service and convenience centers. We are currently expanding the business of Recycling to include warehousing operations in order to provide regional shipping centers for our scrap collection and to enhance our ability to provide a vendor managed inventory program required by Alloys’ customers. These warehousing facilities, the first of which opened in Los Angeles in May 2004, store can sheet to be delivered to the customer and also operate as centralized shipping points for scrap. This dual role optimizes labor costs and allows us to manage freight costs by coordinating outbound aluminum coil shipments from the Listerhill facility and inbound scrap from the warehouse sites by captive rail car. Recycling is exploring the opening of other warehousing facilities in several other states.

Wise Metals Group

The following discusses matters relating to our business in general.

Research and Development

We engage in research and development programs that include aluminum sheet production process and product development and basic and applied research. We believe that these programs can lead to more cost-effective manufacturing systems that contribute to improvements in quality and operating efficiencies as well as new products. We conduct our research and development activities at our Listerhill facility. Expenditures for our research and development activities were $0.3 million in 2007. We fund substantially all our research and development expenses through operations.

Employees

As of December 31, 2007, we had 710 employees at Alloys’ Listerhill facility. Approximately 71% of these employees are engaged in production, 3% in engineering, research and development and 26% in sales, marketing, product support and general administration. Approximately 71% of these employees are represented by unions and are covered by collective bargaining agreements that will expire on November 1, 2012. In addition, as of December 31, 2007, we had 17 Wise Group employees at our corporate headquarters, 88 employees at TMC and 123 employees at Recycling.

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

Our operating expenditures relating to environmental requirements in 2007 were approximately $4.0 million and are expected to be similar in 2008. Future environmental regulations, including those under the Clean Air Act and Clean Water Act, or more aggressive enforcement of existing regulations, may result in stricter compliance requirements for us and for the aluminum industry in general.

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

In November 2006, the Company received notice from the Environmental Protection Agency (“EPA”) regarding certain violations of the Clean Air Act. The Company disputes some of the alleged violations and has initiated actions to come into compliance with the relevant requirements. The EPA has indicated its intent to resolve the violations through a judicial consent-decree, including the payment of civil penalties by the Company. The Company has made an offer to resolve the alleged violations and is awaiting a response from the EPA. Discussions with the EPA are ongoing. The Company believes it is properly accrued for this contingency and, accordingly, the ultimate resolution of these matters is not expected to have a material adverse effect on the Company’s consolidated financial statements.

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

Wise has not discovered any new environmental concerns. As noted all significant environmental issues which have been identified remain the responsibility of Alcoa under the original Asset Purchase Agreement. Alcoa has acknowledged its obligation and discussions continue regarding the methodology to remediate these concerns.

Available Information and Corporate Governance Documents.

Information filed electronically, including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, with the SEC can be accessed on its website at www.sec.gov.

Item 1A.	Ri sk Factors.

We may not be able to effectively manage our exposure to fluctuations in aluminum prices.

Aluminum purchases and related alloying agents represented approximately 74% of our cost of sales in 2007. Prime aluminum costs fluctuate over time. We reduce our exposure to aluminum price fluctuations by seeking to pass cost increases to customers through an indexed sales pricing mechanism, by keeping sufficient inventory on hand and/or by fixing the cost of metal through forward contracts on the London Metal Exchange, or LME, based on the cost of prime aluminum. We seek to reduce our exposure to increases in aluminum prices over the contracted price by purchasing or committing to purchase aluminum at relative fixed prices. We seek to protect ourselves against price fluctuations in prime aluminum contracts both by purchasing and selling futures contracts and through the use of options contracts to effectively match our customer and supplier commitments. These hedging transactions may require us to post cash pursuant to margin calls. However, there can be no assurance that we will be successful in our efforts to use these types of derivative transactions to help manage fluctuations in prime aluminum prices.

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

We derived approximately 49% and 10% of our total revenues in 2007 from sales to Ball and Crown, respectively. Ball, under long-term supply agreements, has the ability to reduce their purchases from us if our product quality declines or if we fail to perform under a material provision of our supply agreements. There is no guarantee that we will be able to renew this supply agreement on favorable terms, or at all. In addition, the amount of aluminum can stock and other products we sell under this agreement could decrease. For example, Ball has the option under their supply agreements to reduce specified shipment amounts in proportion to reductions in the beverage can stock requirements of all of their can manufacturing facilities in North America. See Item 1, “Business — Wise Alloys — Customers.”

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

Our aluminum can stock production operations use various raw materials, including scrap aluminum and prime aluminum. Unlike Alcoa, we are not an integrated producer of aluminum. Accordingly, our ability to produce competitively priced aluminum products depends on our ability to procure a competitively priced supply of scrap and prime aluminum in a timely manner. We expect that a significant amount of our scrap aluminum supply requirements will continue to be sourced through scrap purchase arrangements with our customers and acquisitions of scrap aluminum from our Wise Recycling segment and from third party suppliers. We obtain prime aluminum from brokers throughout the United States and directly from foreign and domestic producers. While we believe that these sources of raw materials are sufficient to meet our current operating requirements, we cannot assure you that we will be able to timely procure competitively priced aluminum or that we will not experience shortages due to the interruption of supply. In addition, if either Alcoa or Novelis significantly increases its purchases of scrap aluminum, we may experience difficulty in obtaining our raw materials at the price discount that scrap has had traditionally over prime aluminum. Furthermore, the price of scrap aluminum may rise if foreign demand for scrap aluminum increases. The recent trend of increased copper and steel scrap consumption by China and other foreign countries could extend to aluminum scrap.

Our operations require substantial amounts of energy and raw materials and, as a result, our profitability may decline if energy and/or commodity costs increase, or if these supplies are interrupted.

We consume substantial amounts of energy in our operations. Energy costs constituted approximately 5% and 6% of our overall cost of sales in both 2007 and 2006, respectively. Excluding metal costs, energy represented approximately 19% and 22% of our conversion costs in 2007 and 2006, respectively. Although we generally expect to meet our energy requirements from our long-term natural gas and electricity contracts, we have been and could again be adversely affected by increases in the costs in natural gas and/or electricity, interruptions in energy supply due to equipment failure, hurricanes, or other causes, and by our inability to extend the contracts upon expiration on economical terms. For example, we suffered interruptions in our supply of natural gas in 2005 because of hurricanes Katrina and Rita. We buy natural gas on a forward basis to minimize risk of rising prices, but we may not always be able to do so successfully. Except to the extent we are able to protect ourselves against fluctuations in gas prices, every $1.00 change per mmBTU in the price of gas would affect our annual net income by approximately $4.2 million based on our 2007 usage levels. In addition, an outbreak or escalation of hostilities between the United States and any foreign power and, in particular, a prolonged armed conflict in the Middle East, could result in a real or perceived shortage of oil and/or natural gas, which could result in an increase in the cost of natural gas or energy generally. If energy costs were to rise, or if energy supplies or supply arrangements were disturbed, our profitability may decline.

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

Although aluminum maintains the largest overall share among packaging materials of the U.S. beverage container industry, it faces increasing competition from other packaging materials such as plastics and glass. We face continued competition from plastic packaging producers (primarily HDPE and PET) in the soft drink and juice segment of the beverage packaging industry. PET increased its market share of the U.S. beverage container market from an approximate 19% market share, as measured by number of containers, in 1997 to an approximate 26% market share in 2002 and is projected to have approximately 31% market share in 2007 based on information provided by the Freedonia Group as reported by the Can Manufacturers Institute (CMI). Some manufacturers and consumers prefer PET to aluminum because of its clarity, availability in multiple sizes and ability to be resealed. In addition, glass accounted for approximately 13% of beverage container demand in 2002 with little expected increase in market share by 2007 as reported by CMI. If plastic and/or glass and/or other new products increase their respective market shares, demand for our products may decrease significantly. For the years ended December 31, 2007 and 2006, 73% and 78%, respectively, of our sales volume was from beverage can stock and we expect to derive a significant portion of our revenues from these sales in the future. If demand for these products decreased, our profits and cash flows could be reduced.

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

We have begun the development of higher value-added and intermediate products that complement our aluminum beverage can stock production. For example, we also process aluminum sheet for use in food containers, trailer roofing and air conditioner and refrigerator components. Commercial product volume for the years ended December 31, 2007, 2006 and 2005 were 112.5 million, 102.2 million and 61.1 million pounds, respectively. In 2001, we developed high-luster heavier gauge embossed sheet and end plate for sale in the automotive after market. In addition, we have begun to supply intermediate aluminum products to other industry participants. Intermediate aluminum products are products that we sell to customers before they have undergone final processing. We cannot assure you that we will be successful in further developing these products and in entering into new markets. We may experience design, manufacturing, marketing or other difficulties that could delay or prevent the development, introduction or commercialization of any new products. Development of these products and entry into new markets may require greater capital resources than we currently anticipate. We cannot guarantee when or whether these new products will be widely introduced or fully implemented, that they will be successful when they are introduced or that customers will purchase the products offered. If these products or services are not successful or the costs associated with implementation and completion of the rollout of these products or services materially exceed those currently estimated by us, our results of operations may suffer.

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

Wise has not discovered any new environmental concerns. As noted all significant environmental issues have been identified and remain the responsibility of Alcoa under the original Asset Purchase Agreement. Alcoa has acknowledged its obligation and discussions continue regarding the methodology to remediate these concerns.

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

Mostly all of our hourly-paid employees are represented by labor unions under three collective bargaining agreements. We may not be able to satisfactorily renegotiate our labor agreements when they expire on November 1, 2012. In addition, although we consider our employee relations generally to be good, our existing labor agreements may not prevent a strike or work stoppage at our facility in the future, and any such prolonged work stoppage could have a material adverse effect on our financial condition and results of operations. See Item 1, “Business — Employees.”

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

As of December 31, 2007, Silver Knot, LLC, owns approximately 78% of the membership interests of Wise Group. David D’Addario, CEO, Chairman and a Manager of Wise Group, controls Silver Knot and Greg Garvey, a Manager of Wise Group is also a member of Silver Knot. The board of Wise Group contains no independent managers. Mr. D’Addario and Mr. Garvey have the ability to affect certain corporate transactions, including mergers, consolidations and the sale of all or substantially all of Wise Group’s assets. Their interests could diverge from the interests of other members.

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

We have substantial debt and, as a result, significant debt service obligations. As of December 31, 2007, we had approximately $326.5 million of debt outstanding, including $147.8 million under our revolving credit facility, and outstanding letters of credit in the amount of $1.7 million. Our availability was $25.0 million under our senior secured credit facility. Subject to certain restrictions set forth in our senior secured credit facility and the indenture, we may incur additional indebtedness in the future. Our substantial level of debt and debt service obligations could:

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

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

Our Listerhill manufacturing operations are located in Muscle Shoals, Alabama and comprise approximately 1,500 acres, of which approximately 102 acres are leased. Our corporate headquarters are located in Linthicum, Maryland. Recycling currently operates shipping centers in the locations contained in the listing below.

The following table presents certain information regarding our owned and leased facilities as of December 31, 2007:

Location	Estimated Square Feet	Use	Owned/ Leased	Lease Expiration Date
Wise Metals Group Facilities
Linthicum, MD	6,394	Offices	Leased	March 2013

Wise Alloys Facilities
Muscle Shoals, AL	4,000,000	Alloys Plant	Owned
	215,000	Alabama Reclamation Plant	Owned
	115,000	Southern Reclamation Plant(1)(2)	Owned
	300,000	Sheffield Coating Plant(2)	Leased	March 2098
	30,928	Sewage Treatment Plant(2)	Leased	March 2098
	48,840	Drinking Water Plant(2)	Leased	March 2098
	33,105	Locomotive Shed and Maintenance Building(2)	Leased	March 2098

Wise Recycling Facilities
Albuquerque, NM	16,475	Recycling Service Center	Leased	February 2008
Bristol, VA	31,800	Recycling Service Center	Owned
Charlotte, NC	45,084	Recycling Service Center	Leased	April 2020
Commerce, CA	72,105	Recycling Warehousing Operation	Leased	October 2013
Denver, CO	18,260	Recycling Service Center	Owned
Lexington, KY	43,000	Recycling Service Center	Leased	February 2014
Pensacola, FL	10,900	Recycling Service Center	Leased	November 2015
Raleigh, NC	40,000	Recycling Service Center	Leased	March 2012

(1)	The plant is owned; certain portions of the land are leased from Alcoa. The lease on the land expires March 2098.
(2)	The leases on these plants are subject to certain change of control and consent provisions. Under the terms of the lease related to the Southern Reclamation Plant, Alcoa has the right to terminate the lease if we sell, transfer or assign the lease or the Southern Reclamation plant without Alcoa’s prior consent. Under the terms of the lease related to the sewage treatment plant, Alcoa has the right to terminate the lease prior to its expiration date if we cease to operate the sewage treatment plant, cease to provide sewage treatment services to Alcoa or sell, transfer or assign the lease to the sewage treatment plant without Alcoa’s prior consent. Under the terms of the lease related to the drinking water plant, Alcoa has the right to terminate the lease prior to its expiration date if we cease to provide drinking water services to Alcoa, cease to operate the drinking water plant or sell, transfer or assign the lease of the drinking water plant without Alcoa’s prior consent. Under the terms of the lease related to locomotive shed and maintenance buildings and the related buildings and the related real property, Alcoa has the right to terminate the lease prior to the expiration date if we cease to operate our Listerhill facility, the Alabama Reclamation Plant, the Southern Reclamation Plant or the Sheffield Coating Plant or we sell, transfer or assign the lease for our Listerhill facility, the Alabama Reclamation Plant, the Southern Reclamation Plant or the Sheffield Coating Plant without Alcoa’s prior consent.

Item 3.	Legal Proceedings

We are a defendant from time to time in various legal actions arising in the normal course of business, the outcomes of which, in the opinion of management, neither individually nor in the aggregate are likely to result in a material adverse effect on our business, results of operations or financial condition.

The Company is a defendant in an action brought by Merrill Lynch, Pierce, Fenner & Smith Incorporated pending in the New York Supreme Court, County of New York. In this action, Merrill Lynch seeks $0.9 million for out-of-pocket costs and expenses allegedly incurred pursuant to a letter agreement between Wise Metals and Merrill Lynch dated January 31, 2002, in which Merrill Lynch alleges that Wise Metals agreed to reimburse Merrill Lynch for such costs and expenses. The Company has hired counsel and is vigorously contesting this lawsuit and believes it has meritorious defenses to the claims alleged therein. The Company has filed an answer to the complaint denying the material allegations and alleging several affirmative defenses and counterclaims which exceed in amount the sum sought by Merrill Lynch. Merrill Lynch moved to dismiss the Company’s counterclaims and by an order dated December 30, 2004, the Court granted this motion, dismissed the counterclaims and permitted the Company to replead two of the counterclaims. The Company appealed, which resulted in a reversal reinstating the dismissed counterclaims. Merrill Lynch has replied to the counterclaims. The action is presently in the discovery stage and the deadline for discovery has been extended to May 30, 2008. The Company believes that it is not currently possible to estimate the ultimate outcome of this litigation. As a result, no expense for any potential adverse outcome of this matter has been recorded in the consolidated financial statements.

In November 2006, the Company received notice from the Environmental Protection Agency (“EPA”) regarding certain violations of the Clean Air Act. The Company disputes some of the alleged violations and has initiated actions to come into compliance with the relevant requirements. The EPA has indicated its intent to resolve the violations through a judicial consent-decree, including the payment of civil penalties by the Company. The Company has made an offer to resolve the alleged violations and is awaiting a response from the EPA. Discussions with the EPA are ongoing. The Company believes it is properly accrued for this contingency and, accordingly, the ultimate resolution of these matters is not expected to have a material adverse effect on the Company’s consolidated financial statements.

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

In August 2006, the Company filed a lawsuit against Crown Cork and Seal (USA), Inc. in state court in Alabama for breach of contract and seeking a declaratory judgment on our beverage can sheet and food sheet contracts. The lawsuit alleged damages because of breaches by Crown of the beverage can sheet contract, and asks the court to interpret certain pricing provisions of the food contract. In September 2006, Crown entered a counter claim asserting breaches to the food and beverage can contracts. Throughout the remainder of 2007, the Company continued to negotiate with Crown to reach a settlement on these issues. On February 1, 2008, the Company and Crown agreed to settle the litigation without admitting any wrongdoing or liability by either party. The negotiations also resulted in the signing of a long term supply agreement between the two parties to supply can stock both domestically and overseas.

As of December 31, 2007, the Company had no other known probable exposures relating to claims, environmental matters, or other legal proceedings that are expected to have a material adverse effect on the

Company. There can be no assurance, however, that unanticipated events will not require the Company to increase the amount it has accrued for any matter or accrue for a matter that has not been previously accrued because it was not considered probable. While it is possible that the increase or establishment of an accrual could have a material adverse effect on the Company’s financial results for any particular fiscal quarter or year, in the opinion of management there exists no known potential exposure that would have a material adverse effect on the financial condition or on the financial results of the Company beyond such fiscal quarter or year.

Item 4.	Submission of Matters to a Vote of Security Holders

On October 5, 2007, Members of the Company constituting a Majority in Interest (as defined in the Second Amended and Restated Limited Liability Company Agreement of the Company dated May 24, 2004) resolved in writing that, in connection with the purchase of $75 million of Preferred Membership Interest in the Company by RSA (the Retirement Systems of Alabama), the Company shall execute and deliver: (1) the Preferred Membership Interest Purchase Agreement dated October 4, 2007; (2) the Registration Rights Agreement dated October 5, 2007; and (3) the Third Amended and Restated Limited Liability Agreement of the Company dated October 5, 2007.

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

There is no publicly traded market for our common equity.

Item 6.	Selected Financial Information

The following table sets forth our selected historical and other financial data for each of the five years in the period ended December 31, 2007. Until June 30, 2003, we accounted for our 50% membership interest in Wise Recycling using the equity method. With the acquisition of the remaining 50% membership interest, Wise Recycling has been included in our statement of operations data from July 1, 2003. You should read the following selected historical financial and other information in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operation” and our consolidated financial statements and the notes thereto included elsewhere in this Form 10-K.

	2007	2006	2005	2004	2003
	(dollars in thousands)
Statement of Operations Data:
Net sales	$986,659	$1,038,641	$907,736	$792,357	$636,587
Cost of sales	997,558	1,054,135	905,182	796,007	619,204

Gross (loss) profit	(10,899)	(15,494)	2,554	(3,650)	17,383
Selling, general and administrative	15,303	11,557	10,728	11,967	9,204
Severance credit	—	—	—	—	(4,315)

Operating (loss) income	(26,202)	(27,051)	(8,174)	(15,617)	12,494
Guarantee of affiliate debt	—	—	—	—	300
Income from affiliate	—	—	—	—	973
Early extinguishment of debt	—	—	—	(7,455)	—
Interest expense and fees, net	(35,651)	(32,679)	(25,110)	(17,920)	(14,400)
Unrealized gain(loss) on derivative instruments(1)	8,352	(24,126)	11,666	(550)	8,196

Net (loss) income	$(53,501)	$(83,856)	$(21,618)	$(41,542)	$7,563

Other Data:
Depreciation and amortization	$13,721	$12,580	$13,355	$13,211	$12,300
Adjusted EBITDA(2)	(23,719)	9,106	7,499	33,335	30,423
Capital expenditures	22,247	10,612	14,537	12,329	10,143
Total pounds billed-rolled aluminum (in millions)	544	636	661	653	570
Number of employees at end of period—Total	938	1,091	1,151	1,134	1,147
Number of employees at end of period—Alloys	710	895	959	1,012	1,026
Total man hours worked (in thousands)—Alloys	1,371	1,509	1,527	1,609	1,747

Balance Sheet Data (at period end):
Cash	$1,447	$2,280	$6,456	$7,669	$903
Broker deposits(3)	902	7,889	250	250	250
Property and equipment, net	92,184	84,589	86,557	85,375	86,257
Total assets	353,419	334,919	342,439	334,470	285,640
Working capital (deficit)	(17,615)	(33,918)	34,798	55,867	18,016
Total debt	326,517	344,800	290,033	254,244	175,270
Total members’ (deficit) equity	(172,971)	(121,436)	(37,130)	(12,765)	42,890

(1)	We adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activity, on January 1, 2001. We have elected not to designate any of our derivative instruments as hedges under this statement. All of our derivatives are recorded at fair value in our balance sheets. Accordingly, any unrealized loss or gain is recorded in the statement of operations as of the end of each accounting period. (See Note 2 to our Consolidated Financial Statements).
(2)

Adjusted EBITDA represents EBITDA, defined as earnings before income taxes, interest expense and fees, net, and depreciation and amortization, adjusted to exclude early extinguishment of debt, income from affiliate, nonrecurring charges, severance charges and credits, LIFO adjustments, cumulative effect of change in accounting principle and mark-to-market adjustment for contracts under SFAS No. 133. Adjusted EBITDA should be considered in addition to, and not as a substitute for, cash flows as a measure of liquidity. We include Adjusted EBITDA information because this measure is used to measure our compliance with debt covenants and used by investors and note holders to evaluate our ability to service debt. Our measure of Adjusted EBITDA may not be comparable to similarly titled measures of other companies. The table below sets forth the reconciliation of Adjusted EBITDA. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results Of Operation — Liquidity and Capital Resources.”

(3)	Broker deposits include cash deposits with commodity brokers to cover open hedging positions. Broker deposits also include $250 in restricted cash with a financial institution.

	2007	2006	2005	2004	2003
	(dollars in thousands)
Net cash used in operating activities	$(33,035)	$(47,175)	$(21,559)	$(33,823)	$(2,340)
Changes in working capital items and other	(26,335)	23,602	3,948	48,653	23,951
Interest expense and fees, net(a)	35,651	32,679	25,110	18,505	14,400
Income from affiliate	—	—	—	—	(1,273)
Severance credits	—	—	—	—	(4,315)

Adjusted EBITDA	$(23,719)	$9,106	$7,499	$33,335	$30,423

(a)	Interest expense and fees includes servicing fees paid in conjunction with receivables asset sales in the amount of $585 in 2004.

Item 7.	Management’s Discussion And Analysis Of Financial Condition And Results Of Operation

Overview

We are the third largest producer of aluminum beverage can stock in the world and one of the largest aluminum and other non-ferrous scrap recyclers in the United States based on The Aluminum Association, Inc. Beverage can stock is aluminum sheet specifically designed and engineered for the production of aluminum beverage cans. We own one of only five beverage can stock facilities in North America, providing valuable capacity to meet volume demands in a consolidated industry. Our can stock customers include Ball, Crown and Rexam. These customers produce aluminum cans for the largest brewers and carbonated soft drink bottlers in North America. In addition, we produce food container stock and semi-fabricated aluminum sheet for transportation and other common alloy commercial markets. Our recycling operation, Wise Recycling, provides aluminum feedstock for our aluminum sheet production as well as collection of scrap for sale in the merchant market.

Unlike some of our principal competitors, we do not manufacture aluminum from bauxite. Instead, we process aluminum scrap and prime aluminum manufactured by third parties. As a result, we do not have the capital requirements and high fixed costs associated with the production of prime aluminum. Aluminum purchases comprised approximately 74% of our cost of sales in 2007. Historically, prices of our aluminum can stock and other products have been directly correlated to the prices of our metal material cost due to the standard industry practice of passing through the metal material costs to customers. This correlation, subject to the impact of metal ceiling or “price caps”, which was an artificial limit on the price we could charge certain customers for metal, has otherwise allowed us to maintain a relatively consistent conversion revenue, defined as net revenue less material costs, on a per pound basis. The impact of metal prices rising above the ceiling in 2005 and 2006 led to a reduction in conversion revenue and resulting conversion margin. The Company had no impact from metal price ceilings on its beverage can business in 2007.

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

In 2007, approximately 49% and 10% of our total shipments were derived from sales to Ball and Crown, respectively. Our Listerhill facility has been a supplier to selected Ball manufacturing facilities since 1965, and we are the largest supplier of beverage can stock to Ball. Ball has contracted to purchase aluminum beverage can stock from us through a multi-year supply agreement extending beyond 2008. Crown has contracted to purchase aluminum beverage can stock from us through a multi-year supply agreement extending beyond 2008. We currently supply Crown food can stock under a multi-year supply agreement which extends beyond 2008. We began to ship can stock to Rexam in 2004 and continue with Rexam to make spot shipments. We also continue with trial shipments to a fourth major beverage can manufacturer.

Our historic beverage can stock shipments have been fairly consistent since our purchase of our Listerhill facility in 1999, as the beverage can market and our competitive market share positions have been relatively constant over that period.

The Company recognizes net sales when the revenue is realized or realizable, and has been earned, in accordance with the SEC’s Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition. The Company records sales when a firm sales agreement is in place, delivery has occurred and collectibility of the fixed or determinable sales price is reasonably assured. The Company has elected not to designate any of our derivative instruments as hedges under SFAS No. 133. All of our derivatives have been recorded at fair value on our balance sheets.

Metal, labor, natural gas, electricity and plant maintenance costs represent the primary components of our cost of sales. In 2007, scrap aluminum represented approximately 72% of our metal input. In 2007, aluminum represented approximately 74% of our cost of sales. Purchases of scrap aluminum from Recycling and our customers made up 61% of total scrap used, with the balance coming from purchases in the open market. The scrap purchase arrangements with our key customers through which we purchase scrap aluminum generated in their can production processes provided us with approximately 30% of our scrap aluminum requirements in 2007. In 2007, scrap aluminum purchases from Recycling represented 31% of our purchases of scrap aluminum. Recycling presently operates seven area centers with twenty service centers and eighteen convenience centers associated with the area centers. Recycling continues to identify potential locations where there is a sufficient industrial base to provide scrap to the plant and operate profitably on an independent basis. Recycling also sells ferrous, copper and other non-ferrous scrap to unaffiliated third party buyers.

The primary aluminum alloys utilized in our business are readily available and are purchased from both foreign and domestic sources.

We currently purchase natural gas on a bid basis from Atmos which is delivered through Northern Alabama Gas District Pipeline and purchase electricity from the TVA, which provides for firm power at fixed prices and variable power at market prices.

Shipping and handling costs amounted to $23.9 million, $25.6 million, and $23.9 million for the years ended December 31, 2007, 2006 and 2005, respectively, and are recorded as a component of cost of sales in the consolidated statements of operations. While shipments decreased from 764.7 million pounds in 2005 to 757.3 million pounds in 2006, freight costs increased from $23.9 million in 2005 to $25.6 million in 2006 due to increased use of truck transportation which is a more expensive mode of transportation than shipments by rail. Freight costs decreased from $25.6 million in 2006 to $23.9 million in 2007 due primarily to a decrease in shipments from 757.3 million pounds in 2006 to 706.8 million pounds in 2007.

Selling, general and administrative expenses consist primarily of employment and various administrative expenses. Employment costs comprised approximately 39% of selling, general and administrative expenses in 2007.

The Company incurred $7 million in direct costs as a result of a work stoppage related to labor negotiations and an additional $1.2 million in costs associated to transitioning its maintenance service operations. On November 1, 2007, the Company received notice from the union representatives of the United States Steelworkers (USW) that they intended to undergo a work stoppage representing approximately 400 workers. Simultaneously, the union contract covering approximately 200 additional maintenance workers also expired. The Company replaced these maintenance workers through a long-term alliance contract with ABB, Inc. to provide maintenance services to Wise Alloys. The work stoppage of the USW lasted differing times at each of the facilities of Wise Alloys and in each case lasted less than 5 days. Most of these resulting costs are included in cost of sales in the consolidated statements of operations. The current labor agreements are in effect through November 1, 2012.

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

Operating Results

Year ended December 31, 2007 compared to year ended December 31, 2006

Sales. Consolidated sales decreased from $1,038.6 million in 2006 to $986.7 million in 2007, a decrease of $51.9 million, or 5%. Total volumes decreased from 757.3 million pounds in 2006 to 706.8 million pounds in 2007, a decrease of 50.5 million pounds, or 7%.

Wise Alloys sales decreased from $903.3 million in 2006 to $839.4 million in 2007, a decrease of 7% while shipments decreased from 636.3 million pounds in 2006 to 543.6 million pounds in 2007, a decrease of 15%. Shipments in 2007 were lower due primarily to can sheet customers reducing inventory quantities from year-end levels combined with the effect of slightly lower contractual volumes which resulted from negotiations to improve pricing. Offsetting the decrease in shipment volumes were price increases that were effective on January 1, 2007 resulting from negotiations which included the elimination of metal ceilings.

Wise Recycling sales to third parties increased from $134.2 million in 2006 to $145.2 million in 2007, an increase of 8% while shipments to third parties increased from 121.0 million pounds in 2006 to 163.2 million pounds in 2007, an increase of 35%. The increased shipments at Recycling resulted from continued internal growth and expansion efforts within existing facilities to handle increased non-aluminum scrap such as copper and brass as well as an increased presence in the ferrous market. Average sales price decreased from $1.08 per pound in 2006 to $0.91 per pound in 2007 due mostly to the increased presence of ferrous metal in the sales mix which has a significantly lower price per pound than other product categories.

Cost of Sales. Consolidated cost of sales decreased from $1,054.1 million in 2006 to $997.6 million in 2007 a decrease of $56.5 million or 5%.

Wise Alloys cost of sales decreased from $933.4 million in 2006 to $867.6 million in 2007, a decrease of 7%. Metal costs, accounted for on the last-in-first-out (LIFO) basis and representing 75.1% and 69.5% of cost of sales in 2006 and 2007, respectively, decreased from $700.9 million in 2006 to $603.0 million in 2007, a decrease of $97.9 million or 14%. Gross profit improved from a loss of $63.6 million in 2006 to a loss of $18.6 million in 2007. Metal prices in 2007 averaged approximately 1% higher than in 2006, while metal prices in 2006 averaged approximately 33% higher than in 2005. The improvement in gross profit resulted largely from the absence of an approximate $42.2 million impact from metal price caps on can sheet in 2006 which reduced the effective selling price of can sheet and prevented a full pass-through of increased aluminum prices.

The Company incurred $7 million in direct costs as a result of a work stoppage related to labor negotiations and an additional $1.2 million in costs associated to transitioning its maintenance service operations. On November 1, 2007, the Company received notice from the union representatives of the United States Steelworkers (USW) that they intended to undergo a work stoppage representing approximately 400 workers. Simultaneously, the union contract covering approximately 200 additional maintenance workers also expired. The Company replaced these maintenance workers through a long-term alliance contract with ABB, Inc. to provide maintenance services to Wise Alloys. The work stoppage of the USW lasted differing times at each of the facilities of Wise Alloys and in each case lasted less than 5 days. Most of these resulting costs are included in cost of sales in the consolidated statements of operations. The current labor agreements are in effect through November 1, 2012.

Also contributing to the gross profit improvement was the decreased prices paid for energy including natural gas. The price paid per mmBTU in 2006 was $9.69 versus an average price paid in 2007 of $8.08, a decrease of 17% or approximately $1.61 per mmBTU. Based on annual usage of approximately 4.4 million mmBTUs, this price decrease contributed approximately $5.0 million to the improvement in margin in 2007.

Wise Recycling cost of sales associated with net sales increased from $119.5 million in 2006 to $136.2 million in 2007, an increase of 14%. The increase can be attributed to the increased volumes at Recycling as well as the higher commodity prices for aluminum and other scrap products including copper and brass which resulted in cost increases for recycled products.

Selling, General and Administrative. Selling, general and administrative expenses increased from $11.6 million in 2006 to $15.3 million in 2007, an increase of $3.7 million or 32% due to an increase in professional fees related to labor negotiations and employment costs. The labor negotiations led to a new contract with the labor unions which are in effect through November 1, 2012.

Interest Expense and Fees. Interest expense, including amortization of deferred financing costs, increased from $32.7 million in 2006 to $37.6 million in 2007, an increase of $4.9 million, primarily due to higher outstanding amounts on our line of credit throughout the year in addition to additional interest paid under the Company’s financing agreement. The increase was due to higher working capital needs caused by higher metal prices. Non-cash amortization of deferred financing costs included in interest expense and fees was $1.7 million in 2006 and $2.1 million in 2007, an increase of $0.4 million or 24%.

Unrealized gain (loss) on derivative instruments. This gain (loss) represents the non-cash gain (loss) recognized pursuant to SFAS No. 133. In 2007, an unrealized gain of $8.4 million was recognized versus a loss of $24.1 million in 2006. The unrealized gain (loss) was as a result of forward contracts entered into to hedge the cost of natural gas and aluminum. The fair value at December 31, 2007 for natural gas and aluminum derivatives were ($0.4) million and $4.2 million, respectively. The fair value at December 31, 2006 for natural gas and aluminum derivatives were ($3.8) million and ($2.8) million, respectively.

Year ended December 31, 2006 compared to year ended December 31, 2005

Sales. Consolidated sales increased from $907.7 million in 2005 to $1,038.6 million in 2006, an increase of $130.9 million, or 14%. Total volumes decreased from 764.7 million pounds in 2005 to 757.3 million pounds in 2006, a decrease of 7.4 million pounds, or 1%.

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

Cost of Sales. Consolidated cost of sales increased from $905.2 million in 2005 to $1,054.1 million in 2006, an increase of $148.9 million or 16%.

Wise Alloys cost of sales increased from $831.2 million in 2005 to $933.4 million in 2006, an increase of 12%. Metal costs, accounted for on the last-in-first-out (LIFO) basis and representing 68.9% and 75.1% of cost of sales in 2005 and 2006, respectively, increased from $572.7 million in 2005 to $700.9 million in 2006, an increase of $128.2 million or 22%. Gross profit decreased from a loss of $11.0 million in 2005 to a loss of $63.6 million in 2006. Contributing to this change is the 2006 impact of higher metal costs accounted for on LIFO. Metal prices in 2006 averaged approximately 33% higher than in 2005, while metal prices in 2005 averaged approximately 8% higher than in 2004. The increase in metal prices resulted in a $23.6 million loss from a LIFO liquidation during 2006. The decrease in gross profit resulted from an approximate $42.2 million impact from metal price caps on can sheet which reduced the effective selling price of can sheet and prevented a full pass-through of increased aluminum prices. Also contributing to the margin decrease was the increased prices paid for energy including natural gas. The price paid per mmBTU in 2005 was $8.98 versus an average price paid in 2006 of $9.69, an increase of 8% or approximately $.71 per mmBTU. Based on annual usage of approximately 4.4 million mmBTUs, this price increase contributed approximately $3.1 million to the decrease in gross profit in 2006. Also contributing to the decrease were the effects of other input costs increases including coatings.

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

Unrealized gain (loss) on derivative instruments. This gain (loss) represents the gain (loss) we recognized pursuant to SFAS No. 133. In 2006, an unrealized loss of ($24.1) million was recognized versus a gain of $11.7 million in 2005. The gain (loss) was as a result of forward contracts entered into to hedge the cost of natural gas and aluminum. The fair value at December 31, 2006 for natural gas and aluminum derivatives were ($3.6) million and ($2.8) million, respectively. The fair value at December 31, 2005 for natural gas and aluminum derivatives were ($0.6) million and $16.4 million, respectively.

Liquidity and Capital Resources

Our principal sources of cash to fund liquidity needs are net cash provided by operating activities and availability under our revolving senior secured credit facility described in Note 5 to our Consolidated Financial Statements. We anticipate that our primary liquidity needs will be for debt service, working capital (including potential increased margin deposits associated with derivatives) and capital expenditures. Our debt service costs and working capital requirements have increased as a result of increased aluminum prices. We believe that cash generated from operations, available borrowings under our senior revolving secured credit facility, including anticipated increases in borrowing base availability that would likely result as our accounts receivable and inventory values increase, and other indebtedness, such as the Master Equipment Lease dated November 13, 2006, as amended on April 25, 2008, by and among Alloys, Wilmington Trust Company, The Employees’ Retirement System of Alabama and the Teachers’ Retirement System of Alabama executed in connection with the sale and concurrent financing of certain property by Alloys and agreements that we enter from time to time pursuant to which we sell certain accounts receivable, will be sufficient to enable us to meet our liquidity requirements in the foreseeable future.

Our liquidity has been directly impacted by aluminum prices which have increased steadily and dramatically since 2002. Average aluminum prices in 2002 were $0.65 per pound and have risen over 89% to an average of $1.23 per pound for 2007. These price increases have and are continuing to impact our working capital requirements resulting in higher outstanding debt supported by higher levels of receivables and inventory. Our net liquidity is determined based on a standard borrowing base formula which accounts for the collateral value of inventory and receivables on a basis approximating the lower of current cost (on a first-in-first-out or FIFO basis) or fair market value. This borrowing base is then compared to the outstanding loan balance including outstanding letters of credit to determine a net amount available for additional borrowings. Our liquidity could also be hampered if we incurred significant unexpected increases in necessary capital expenditures. Significant increases in volumes could also impact our liquidity. See Item 1A, “Risk Factors” for certain circumstances that could adversely affect our liquidity. In particular, a default under our senior secured credit facility or decreased sales or lower margins from our sales to Ball or Crown could have a material adverse effect on our liquidity. While the metal ceiling materially impacted sales of beverage can sheet in 2005 and 2006, due to negotiated pricing terms the Company had no impact from metal price ceilings on beverage can sheet in 2007.

We anticipate that cash provided from operating activities in the future and borrowings under our revolving credit agreement will be sufficient to pay our operating expenses, satisfy debt service obligations and fund capital expenditures for the foreseeable future. In addition, as we have historically done, we will continue to evaluate the merits of any opportunities that may arise for acquisitions of businesses or assets, which may require additional liquidity.

As of December 31, 2007, the outstanding balance on our revolving line of credit facility was $147.8 million. In addition, we had approximately $1.7 million of outstanding letters of credit against our $207.5 million revolving credit line. Available borrowings under the revolving credit agreement at December 31, 2007 were $25.0 million. On April 25, 2008, the Company increased the revolving line from $207.5 million to $278.0 million and extended the term to May 5, 2010. Our senior credit agreement and indenture agreement contain restrictive covenants. These covenants may constrain our activities and limit our operational and financial flexibility. The failure to comply with these covenants could result in an event of default, which, if not cured or waived, could have a material adverse effect on our business, financial condition, and results of operations. The termination date on the revolving credit facility is May 5, 2010. The facility is considered short term due to the use of a lockbox as well as material adverse effect language within the agreement. The terms of the credit facility permit us to enter into various forms of additional financing with varying amounts. See Note 5 to the Consolidated Financial Statements for further discussion. Furthermore, we frequently offer cash discounts for early payment against receivables from our major can sheet customers which can also decrease outstanding debt and increase overall liquidity.

As of December 31, 2007 our total available credit under our revolving credit facility was $207.5 million which represents our primary source of liquidity for our working capital needs. At December 31, 2007, the

Company had drawn $147.8 on this facility. As of April 25, 2008, the Company increased the total line of credit under our revolving credit facility to $278.0 million. Our ability to borrow the full available amount of our credit facility is limited by the available borrowing base under the revolving credit facility as determined based on a borrowing base formula which relates to the collateral value of trade receivables and inventory on a basis approximating the lower of current cost (on a FIFO basis) or fair market value. This borrowing base is then compared to the outstanding loan balance (including outstanding letters of credit) to determine a net amount available for additional borrowings (“Availability”).

This credit facility requires also that we comply with either a minimum “Adjusted EBITDA” and a capital expenditure covenant or an Adjusted Excess Availability calculation as defined by that agreement. These covenants are measured on a monthly basis.

As described in Note 5 to our Consolidated Financial Statements, Adjusted EBITDA represents EBITDA, defined as net earnings before income taxes, interest expense and fees, net, and depreciation and amortization, adjusted to exclude early extinguishment of debt, income from affiliate, nonrecurring charges, severance charges and credits, LIFO adjustments, cumulative effect of change in accounting principle and mark-to-market adjustment for contracts under SFAS No. 133. Adjusted Excess Availability is determined as availability adjusted to remove any contractual sub-limits such as those for inventory or any limitations on the maximum amount of the revolving credit facility.

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

In 2006, the Company executed a sale financing agreement on certain pieces of production equipment with The Retirement System of Alabama (RSA) in the amount of $29.9 million. The agreement executed on November 13, 2006 provided the Company with an initial funding of $14.95 million to be followed by an additional $14.95 million which became available on December 1, 2006 and the Company drew down on January 3, 2007. The agreement qualifies as a capital lease and has a three-year term with a fixed interest rate of 10.7%.

On October 4, 2007, the Company signed an agreement with the RSA in which the RSA agreed to purchase $75 million of cumulative-convertible 10% PIK preferred membership interests of the Company. The preferred interest is convertible into 25 percent of the common interest of the Company. The Company has the right to call the preferred membership interest after seven years at the cost of the greater of the investment plus any accrued PIK dividends or the fair market value of the preferred interest on an as converted basis. In conjunction with the transaction, deferred financing fees were incurred in the amount of $1,083 of which the amortization of those fees was $36 for the period ended December 31, 2007. As of December 31, 2007, total accumulated PIK interest on the $75 million cumulative-convertible preferred membership interest was $1,875. Unamortized deferred financing fees in the amount of $1,047 are included as an offset to the total liquidation preference of $75 million preferred membership interest and $1,875 of accumulated PIK interest classified as “mezzanine equity” on the balance sheet. Total liquidation preference as of December 31, 2007, is $76,875 and total accretion of redeemable preferred membership interest for the period ended December 31, 2007 is $1,911 which would increase the net loss attributable to members. In the event of any liquidation, dissolution or winding up of the Company, the preferred members are entitled to receive distributions before any distributions to the members. Net loss for the year ended December 31, 2007 was $53,501 of which net loss attributable to members would be $55,412, after recognition of the PIK interest noted above.

The Company reached agreement with the labor unions at the Alloys facility resulting in a new 5-year contract beginning November 1, 2007. As part of the agreement the union’s pension benefits will now be provided through multi-employer funds administered through the Steelworkers Pension Trust, the Central Pension Fund and the Tri-State Carpenters Fund. The Wise defined benefit pension plan was frozen as of the date of the new contract. The new agreement resulted in the Company recognizing a net curtailment gain of $9.0 million. Highlights of the new labor agreement include a fair compensation package and the recognition of pension and post retirement health insurance issues by eliminating OPEB in exchange for an enhanced pension benefit from the Steelworkers pension fund. Also included was the recognition of realities in health care by adjusting plan and increasing premiums paid by employees over the life of the contract.

On April 25, 2008, the Company entered into an Amendment No. 13 to its revolving credit facility (“Amendment No. 13”) to increase the maximum credit under the loan from $207.5 million to $278 million. Under Amendment No. 13, the applicable interest rates for the loan will range either from 0.50% - 1.00% over the prime interest rate or 2.75% - 3.25% over the LIBOR rate, and will be based upon the EBITDA of the Company for the immediately preceding two (2), three (3) or four (4) fiscal quarter periods. To accommodate the increased maximum credit, certain sublimits in the revolving credit facility have been increased. The term of the credit facility has also been extended from May 5, 2009 to May 5, 2010. Additionally, breach of the covenant requiring that the Company furnish to the Agent under the loan agreement audited and unaudited consolidated financial statements of the Company and its subsidiaries within ninety days of the end of the fiscal year ended December 31, 2007 was waived.

As part of the April 25, 2008 amendment, the RSA, an equity owner of the Company, has agreed to participate in the revolving credit facility as a pari passu lender with a total commitment of $96 million. As consideration for the RSA’s participation in the credit facility, the Company and the RSA agreed to enter into an amendment to the existing master equipment lease to increase the amount outstanding under the lease by $4 million and increase the interest rate under the lease from 10.7% to 13.7%. The master equipment lease, as amended, now expires May 5, 2010. In addition, the Company and the RSA entered into a fee letter agreement which requires the Company to pay the RSA certain deferred commitment, closing and consulting fees on a monthly basis which, in conjunction with the increased interest rate under the amended master equipment lease, will ensure that the rate of return for the amount outstanding under the RSA commitment equals, but does not exceed 8.5%.

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

Year ended December 31, 2007 compared to year ended December 31, 2006

Operating Activities. During the year ended December 31, 2007, net cash used in operating activities was $33.0 million as compared to $47.2 million in 2006. Cash used in or provided by operating activities are subject to fluctuations in working capital requirements especially for accounts receivable and inventories. Net loss for the year ended December 31, 2007 was $53.5 million, which includes an $8.4 million favorable impact for FAS 133 (Accounting for Derivative Instruments and Hedging Activities) and a $13.0 million favorable impact for metal costs accounted for on LIFO. This compares to a net loss of $83.9 million for the year ended December 31, 2006, which includes a $24.1 million unfavorable impact for FAS 133 and a $23.6 million unfavorable impact for metal costs accounted for on LIFO. Accounts receivable decreased from $104.1 million at December 31, 2006 to $77.5 million at December 31, 2007, a decrease of $26.6 million. This decrease is a result of timing and decreased customer shipments. The payments by our customers are made at periodic times during the week and month, not everyday, nor exactly in 30 days, so the balance in receivables can fluctuate significantly at the end of a quarter depending on the timing of receiving payments. Inventories increased from $116.9 million at December 31, 2006 to $165.8 million at December 31, 2007, an increase of $48.9 million due to an inventory build ahead of increased 2008 sales commitments. Accounts payable increased from $71.1 million at December 31, 2006 to $103.2 million at December 31, 2007, an increase of $32.1 million. This increase is a result of a higher level of purchasing ahead of increased 2008 sales commitments, timing and extended vendor terms.

Investing Activities. In 2007, our capital expenditures were $22.2 million as compared to $10.6 million in 2006. These expenditures are comprised of capital improvements principally related to machinery and equipment. The Company has completed the next step in a program to further diversify industry product offerings by adding increased width to its aluminum can-stock capabilities. The results of this phase will extend the width of Wise Alloys can stock from 60 inches to 72 inches by the end of 2008. This project will allow Wise Alloys’ can-sheet product to become also available to beverage-can producers that use “14 and 15 out” extended-width cupping presses in their manufacturing process.

Financing Activities. Net cash provided by financing activities was $53.1 million in 2007 compared with $53.6 million in 2006. Net cash provided by financing activities was from the purchase of $75 million of cumulative-convertible 10% PIK preferred membership interests by the RSA offset by decreased borrowings under the senior secured credit facility.

Year ended December 31, 2006 compared to year ended December 31, 2005

Operating Activities. During the year ended December 31, 2006, net cash used in operating activities was $47.2 million as compared to $21.6 million in 2005. Cash used in or provided by operating activities are subject to fluctuations in working capital requirements especially for accounts receivable and inventories. Accounts receivable increased from $73.3 million at December 31, 2005 to $104.1 million at December 31, 2006, an increase of $30.8 million. This increase is a result of timing and the rising price of metal. The payments by our customers are made at periodic times during the week and month, not everyday, nor exactly in 30 days, so the balance in receivables can fluctuate significantly at the end of a quarter depending on the timing of receiving payments. The increase in working capital requirements affecting both accounts receivable and inventory were also the result of higher aluminum prices which increased an average of approximately 33% for the year.

Investing Activities. In 2006, our capital expenditures were $10.6 million as compared to $14.5 million in 2005. These expenditures are comprised of capital improvements principally related to machinery and equipment. The Company completed the next step in a program to further diversify industry product offerings by adding increased width to its aluminum can-stock capabilities. The results of this phase will extend the width of Wise Alloys can stock from 60 inches to 72 inches by the end of 2008. This project will allow Wise Alloys’ can-sheet product to become also available to beverage-can producers that use “14 and 15 out” extended-width cupping presses in their manufacturing process.

Financing Activities. Net cash provided by financing activities was $53.6 million in 2006 compared with $34.9 million in 2005. Net cash provided by financing activities was from increased borrowings under the senior secured credit facility as well as funds received under the sale lease back agreement.

Effective March 3, 2006, we amended and restated our revolving credit facility to increase the revolver limit from $150 million to $180 million, subject to a borrowing base calculation and certain working capital eligibility requirements and limits. Proceeds from the revolver are used primarily to finance increased working capital requirements due to higher shipment levels and increased metal prices. On June 12, 2006, we further amended and restated our revolving credit facility to increase the revolver limit from $180 million to $200 million. On August 4, 2006, we further amended and restated our revolving credit facility to increase the revolver limit from $200 million to $207.5 million. On April 25, 2008 the Company further amended and restated our revolving credit facility to increase the revolver limit from $207.5 million to $278.0 million.

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

We receive orders from our customers who provide detailed specifications as to metal characteristics and specific plant location. Although all orders are placed pursuant to the contract, quantities and specifications will vary by plant and more specifically by production line within the plant. These orders are generally provided with a two to three month lead time. The majority of all orders, specifically can sheet orders, that are processed by Alloys are made pursuant to a specific customer order. Due to seasonal considerations, Alloys highest sales volumes generally occur during the first and second quarters.

Critical Accounting Policies

We have prepared our financial statements in conformity with accounting principles generally accepted in the United States, and these statements necessarily include some amounts that are based on informed judgments and estimates of management. Our significant accounting policies are summarized in Note 2 to our Consolidated Financial Statements. As discussed below, our financial position or results of operations may be materially affected when reported under different conditions or when using different assumptions in the application of such policies. In the event estimates or assumptions prove to be different from actual amounts, adjustments are made in subsequent periods to reflect more current information. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements.

Revenue Recognition

The Company recognizes revenue pursuant to applicable accounting standards, including the SEC Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition Net sales consist of both net sales and tolling revenue. Net sales are recognized upon transfer of ownership, including passage of title to the customer and transfer of risk of loss related to those products. Transfer of title and risk of loss is based upon shipment under free on board shipping point for most products or upon receipt by the customer and the agreement with the customer. Tolling revenue refers to the process by which certain customers provide metal to us for conversion to rolled product. We do not take title to the metal and, after the conversion and return shipment of the rolled product to the customer, we charge them for the value-added conversion cost. Net sales are recorded net of reserves for returns, discounts, and allowances. Provisions for customer specific discounts based on contractual obligations with certain major customers are recorded as reductions to net sales. Returns and sales allowances are estimated at the time of sale based primarily on historical experience.

Pension/ Other Post-Employment Benefits

Effective April 1, 1999, the Company established a defined benefit pension plan that covers essentially all union employees. The plan provides certain levels of benefits based on years of service and wage levels, but does not provide benefits for any prior service. In addition, defined contribution plans for both union and nonunion employees were established. In 2003, the Company established negotiated defined contributions for certain union employees to multi-employer union pension plans. This was done in exchange for freezing service time and pension factor in the aforementioned defined benefit plan as of the first quarter of 2004 and eliminating post-retirement benefits for affected employees. The Company also established post-retirement benefit plans for all hourly and salaried employees effective April 1, 1999. The union employees who become eligible to retire under the defined benefit plan, and are not a part of the unions that have elected the multi-employer option, will retain health benefits and certain other benefits for life. Salaried employees who retire after age 60 with a combined 10 years service with Wise Alloys LLC and the previous owner of the Wise Alloys facilities will be eligible for medical benefits until age 65. The Company’s funding policy for these plans is to contribute negotiated amounts to the multi-employer funds and amounts necessary to meet minimum funding requirements of the Employee Retirement Income Security Act for the defined benefit plans but not to exceed the maximum deductible amount allowed by the Internal Revenue Code. The Company uses October 31 as the measurement date for all defined benefit plans.

A variance in the assumptions discussed above would have an impact on the projected benefit obligations, the accrued other post retirement benefit (OPEB) liabilities, and the annual net periodic pension and other postretirement benefit cost. The following table reflects the sensitivities associated with a hypothetical change in certain assumptions, primarily in the United States (in thousands):

	Favorable (Unfavorable)
	1% Increase			1% Decrease
	Increase (Decrease) in Benefit Obligation		Increase (Decrease) in Benefit Cost	Increase (Decrease) in Benefit Obligation		Increase (Decrease) in Benefit Cost
Actuarial Assumptions
Pension discount rate:		7.25%	7.25%		5.25%	5.25%
Pension		$(2,387)	$(216)		$2,934	$433

OPEB discount rate:		7.12%	7.25%		5.12%	5.25%
OPEB		$(235)	$1,651		$283	$(2,160)

Expected return on plan assets:		*	8.00%		*	6.00%
Pension	$	*	$(156)	$	*	$156
OPEB		*	*		*	*

*	Not applicable

Inventory Valuation

Inventories are valued at the lower of cost or market using the last-in, first-out (LIFO) method. We use the LIFO method since it better matches current costs with current sales prices in our results of operations. Certain items in inventory may be considered impaired, obsolete or excess, and as such, we may establish an allowance to reduce the carrying value of these items to their net realizable value. Based on certain assumptions and judgments made from the information available at that time, we determine the amounts in these inventory allowances. If these estimates and related assumptions or the market changes, we may be required to record additional reserves.

Impairment of Long Lived Assets

The Company continually evaluates whether events and circumstances have occurred that indicate the remaining estimated useful life of long-lived assets may warrant revision or that the remaining balance may not be recoverable. These factors may include a significant deterioration of operating results, changes in business plans, or changes in anticipated cash flows. When factors indicate that an asset should be evaluated for possible impairment, the Company reviews long-lived assets to assess recoverability from future operations using undiscounted cash flows. Impairments are recognized in earnings to the extent that the carrying value exceeds fair value.

Derivative Accounting

We have entered into long-term agreements to supply beverage can stock to our largest customers. To reduce the risk of changing prices for purchases and sales of metal, including firm commitments under these supply agreements, as well as to manage volatile natural gas prices, we use commodity futures and option contracts.

Under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activity, we are required to recognize all derivative instruments as either assets or liabilities on the balance sheet at fair value. Derivatives that are not designated as hedges must be adjusted to fair value through the statement of operations.

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

New Accounting Pronouncements

In March 2008, the FASB issued Statement of Financial Accounting Standard No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133. SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. The standard is effective for fiscal years and interim periods beginning after November 15, 2008. We are evaluating any potential impact of the adoption of SFAS 161 on our financial statements.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”), which replaces SFAS No. 141, “Business Combinations” (“SFAS 141”). SFAS 141(R) retains the underlying concepts of SFAS 141 in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting but SFAS 141(R) changes the method of applying the acquisition method in a number of significant aspects. Acquisition costs will generally be expensed as incurred; noncontrolling interests will be valued at fair value at the acquisition date; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. SFAS 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. SFAS 141(R) amends SFAS No. 109, “Accounting for Income Taxes,” such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of SFAS 141(R) would also apply the provisions of SFAS 141(R). Early adoption is not permitted. We are currently evaluating the effects, if any, that SFAS 141(R) may have on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159 (“SFAS No. 159”), The Fair Value Option for Financial Assets and Financial Liabilities, which provides companies with an option to report selected financial assets and liabilities at fair value. The new statement establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of a company’s choice to use fair value on its earnings. The new statement also requires entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. SFAS No. 159 does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS No. 157, Fair Value Measurements, and FASB SFAS No. 107, Disclosures about Fair Value of Financial Instruments. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157. The Company is still assessing the impact from adoption of this new accounting pronouncement on the Company’s financial position.

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No. 157, “Fair Value Measurements” (SFAS 157). The standard defines fair value, outlines a framework for measuring fair value, and details the required disclosures about fair value measurements. The standard is effective for fiscal years beginning after November 15, 2007. In February 2007, the FASB issued FASB Staff Position 157-1 (FSP 157-1) and FASB Staff Position 157-2 (FSP 157-2). FSP 157-1 amends SFAS 157 to exclude FASB Statement No. 13, “Accounting for Leases” and other accounting pronouncements that address fair value measurements of leases from the provisions of SFAS 157. FSP 157-2 delays the effective date of SFAS 157 for most nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008. The Company is still assessing the impact from adoption of this new accounting pronouncement on the Company’s financial position and disclosure requirements.

Contractual Obligations and Other Commitments

The following tables summarize our material contractual obligations as of December 31, 2007.

Payments due by period—December 31, 2007

(in thousands)

	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt and capital lease obligations(1)	$179,301	$4,641	$24,082	$150,578	$—
Purchase obligations(2)	21,394	21,394	—	—	—
Interest on fixed-rate debt instruments	69,409	15,499	30,837	23,073	—
Operating leases	16,192	2,233	4,033	3,772	6,154
Pension and OPEB payments	12,305	618	1,756	2,338	7,593

Total contractual obligations	$298,601	$44,385	$60,708	$179,761	$13,747

(1)	Long-term obligations include capital lease obligations resulting from the sales-financing agreement executed in 2006 as discussed in Note 5, Financing Arrangements, in the Notes to Consolidated Financial Statements.
(2)	Purchase obligations include an estimate for metal purchases based on price commitments.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to changes in interest rates as a result of our outstanding debt. A hypothetical 100 basis point increase (or decrease) in interest rates from December 31, 2007 levels would impact our interest expense by approximately $1.4 million. Certain materials used in the manufacture of our products, most significantly natural gas and aluminum, are subject to price volatility. While future movements in prices of natural gas and aluminum are uncertain, the Company enters into certain derivative contracts to mitigate the exposure to natural gas and aluminum prices. The Company has not designated these instruments as hedges under SFAS 133 and, accordingly, the mark-to-market impact of these derivatives is recorded each period in current earnings. A hypothetical increase in aluminum prices only impacts the Company to the extent such increase was to exceed the metal price caps in our agreements with our customers since we pass the metal price along to our customers. In 2007 we used approximately 4.2 million mmBTUs of natural gas. A hypothetical $1 increase (or decrease) per mmBTU would have impacted our cost of sales by a corresponding $4.4 million.

Item 8.	Financial Statements and Supplementary Data.

The following consolidated financial statements of the Company and its subsidiaries are included herein as indicated below:

Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To Members of

Wise Metals Group LLC:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Wise Metals Group LLC and its subsidiaries at December 31, 2007, and the results of their operations and their cash flows for the year ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule information for the year ended December 31, 2007 listed in the index appearing under Item 15 (a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

As discussed in Note 7 to the consolidated financial statements, the Company changed the manner in which it accounts for pension and other postretirement plans as of December 31, 2007.

/s/ PricewaterhouseCoopers LLP

Baltimore, Maryland

May 6, 2008

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM ON CONSOLIDATED FINANCIAL STATEMENTS

Members

Wise Metals Group LLC

We have audited the accompanying consolidated balance sheets of Wise Metals Group LLC (the Company) as of December 31, 2006, and the related consolidated statements of operations, members’ equity and cash flows for each of the two years in the period ended December 31, 2006. Our audit also included the financial statement schedule listed in the index at item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Wise Metals Group LLC at December 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Baltimore, Maryland

April 30, 2007,

except for Notes 2 and 10, included in 2006 Form 10-K/A, as to which the date is

February 29, 2008

Wise Metals Group LLC

Consolidated Balance Sheets

	December 31
	2007	2006
	(In Thousands)
Assets
Current assets:
Cash and cash equivalents	$1,447	$2,280
Broker deposits	902	7,889
Accounts receivable, less allowance for doubtful accounts ($531 in 2007 and $1,129 in 2006)	77,526	104,096
Inventories, net	165,791	116,902
Fair value of contracts under SFAS 133	4,153	3,897
Other current assets	3,765	5,933

Total current assets	253,584	240,997
Non-current assets:
Property and equipment, net	92,184	84,589
Other assets	7,368	8,724
Intangible assets	—	326
Goodwill	283	283

Total non-current assets	99,835	93,922

Total assets	$353,419	$334,919

	December 31
	2007	2006
	(In Thousands)
Liabilities and members’ deficit
Current liabilities:
Accounts payable	$103,235	$71,131
Current portion of long-term debt and capital lease obligations	4,276	1,759
Borrowings under revolving credit facility	147,778	177,187
Fair value of contracts under SFAS 133	353	10,312
Accrued expenses, payroll and other	15,557	14,526

Total current liabilities	271,199	274,915
Non-current liabilities:
Term loan and capital lease obligations, less current portion	24,463	15,854
Senior notes	150,000	150,000
Accrued pension and other post retirement obligations	3,284	14,947
Other liabilities	1,616	639

Total non-current liabilities	179,363	181,440
Commitments and contingencies (see Note 9)	—	—
Redeemable preferred membership interest (liquidation preference of $76,875)	75,828	—
Members’ deficit:
Members’ deficit	(176,557)	(119,145)
Accumulated other comprehensive income (loss)	3,586	(2,291)

Total members’ deficit	(172,971)	(121,436)

Total liabilities, redeemable preferred membership interest, and members’ deficit	$353,419	$334,919

See accompanying notes.

Wise Metals Group LLC

Consolidated Statements of Operations

	Years ended December 31
	2007	2006	2005
	(In Thousands)
Net sales	$986,659	$1,038,641	$907,736
Cost of sales	997,558	1,054,135	905,182

Gross (loss) profit	(10,899)	(15,494)	2,554
Operating expenses:
Selling, general and administrative	15,303	11,557	10,728

Operating loss	(26,202)	(27,051)	(8,174)
Other income (expense):
Interest expense and fees	(35,651)	(32,679)	(25,110)
Unrealized gain (loss) on derivative instruments	8,352	(24,126)	11,666

	(27,299)	(56,805)	(13,444)

Net loss	(53,501)	(83,856)	(21,618)

See accompanying notes.

Wise Metals Group LLC

Consolidated Statements of Members’ Equity (Deficit)

	Common Members’ Equity (Deficit)	Accumulated Other Comprehensive Deficit	Total
	(In Thousands)
Balance at January 1, 2005	$(12,765)	$—	$(12,765)
Components of Comprehensive loss
Minimum pension liability adjustment	—	(1,841)	(1,841)
2005 net loss	(21,618)	—	(21,618)

Total Comprehensive loss	—	—	(23,459)

Repurchase of common members’ equity	(906)	—	(906)

Balance at December 31, 2005	(35,289)	(1,841)	(37,130)

Components of Comprehensive loss
Minimum pension liability adjustment	—	(450)	(450)
2006 net loss	(83,856)	—	(83,856)

Total Comprehensive loss	—	—	(84,306)

Balance at December 31, 2006	(119,145)	(2,291)	(121,436)

Components of Comprehensive loss
Minimum pension liability adjustment	—	1,023	1,023
2007 net loss	(53,501)	—	(53,501)

Total Comprehensive loss	—	—	(52,478)

Accretion of redeemable preferred membership interest	(1,911)		(1,911)
Adjustment to initially apply FASB statement No. 158	—	4,854	4,854
Repurchase of common members’ equity	(2,000)	—	(2,000)

Balance at December 31, 2007	$(176,557)	$3,586$	(172,971)

See accompanying notes.

Wise Metals Group LLC

Consolidated Statements of Cash Flows

	Years ended December 31
	2007	2006	2005
	(In Thousands)
Cash flows from operating activities
Net loss	$(53,501)	$(83,856)	$(21,618)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	13,721	12,580	13,355
Gain on sale of assets	(371)	—	—
Amortization of deferred financing fees	2,029	1,698	1,208
LIFO provision (liquidation)	(12,962)	23,577	2,318
Employee retirement benefits	(2,559)	3,488	3,216
Bad debt expense (benefit)	(598)	69	860
Unrealized (gain) loss on contracts under SFAS 133	(8,352)	24,126	(11,666)
Changes in operating assets and liabilities:
Broker deposits	6,987	(7,639)	—
Accounts receivable	27,168	(30,839)	(27,850)
Inventories	(35,927)	1,672	31,340
Other current assets	2,168	(1,554)	(1,889)
Accounts payable	32,105	16,638	(3,362)
Accrued expenses, payroll and other	(2,943)	(7,135)	(7,471)

Net cash used in operating activities	(33,035)	(47,175)	(21,559)

Cash flows from investing activities
Capital expenditures	(22,247)	(10,612)	(14,537)
Proceeds from sale of assets	1,302	—	—

Net cash used in investing activities	(20,945)	(10,612)	(14,537)

Cash flows from financing activities
Net (repayments) issuance of short-term borrowings	(29,409)	39,739	36,003
Payments of financing costs	(1,570)	(1,156)	—
Proceeds from sale-financing transaction	14,950	14,950	—
(Payments on) proceeds from long-term obligations	(3,824)	78	(214)
Proceeds from the issuance of redeemable preferred membership interest	75,000	—	—
Purchase of members’ equity	(2,000)	—	(906)

Net cash provided by financing activities	53,147	53,611	34,883

Net decrease in cash and cash equivalents	(833)	(4,176)	(1,213)
Cash and cash equivalents at beginning of year	2,280	6,456	7,669

Cash and cash equivalents at end of year	$1,447	$2,280	$6,456

Supplemental cash flow information:
Interest payments (net of amount capitalized)	$34,054	$30,906	$23,902
Accretion of redeemable preferred membership interest	1,911	0	0

See accompanying notes.

WISE METALS GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

(Dollars in Thousands)

1. Organization and Basis of Presentation

Wise Metals Group LLC is a holding company formed for the purpose of managing the operations of Wise Alloys LLC, Wise Recycling LLC and Listerhill Total Maintenance Company LLC (collectively, the Company). Wise Alloys LLC (Alloys) manufactures and sells aluminum can stock and related aluminum products primarily to aluminum can producers. Wise Recycling LLC is engaged in the recycling and sale of scrap aluminum and other non-ferrous metals. Listerhill Total Maintenance Company LLC (TMC) specializes in providing maintenance, repairs and fabrication to manufacturing and industrial plants all over the world ranging from small onsite repairs to complete turn-key maintenance.

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

Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid investments with a maturity date of three months or less when purchased. Included in accounts payable were book overdraft amounts of $4,329 and $3,875 at December 31, 2007 and 2006, respectively.

Broker deposits

Broker deposits generally consist of cash on deposit with brokers to support lines of credit associated with the Company’s derivative and hedging activity. Broker deposits also include restricted cash of $250 with financial institutions.

Derivatives and Hedging Activity

The Company has entered into long-term contracts to supply can stock to its largest customers (see Note 9). To reduce the risk of changing prices for purchases and sales of metal, including firm commitments under these supply contracts, the Company uses commodity futures and option contracts. In addition, the Company holds natural gas futures.

Under Financial Accounting Standards Board (FASB) Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133), companies are required to recognize all derivative instruments as either assets or liabilities on the balance sheet at fair value. Derivatives that are not designated as hedges must be adjusted to fair value through mark-to-market adjustments included in the statement of operations. No derivatives were designated as hedges. In determining fair value, the Company uses market quotes for contracts of similar maturity or management estimates in the absence of available market quotes.

WISE METALS GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007

(Dollars in Thousands)

A summary of the Company’s derivative instruments and related activity at December 31, 2007 and 2006 , and for the years ended December 31, 2007, 2006 and 2005 is as follows:

	2007		2006		2005
Description of Derivative Instrument	Fair Value	Unrealized Gain	Fair Value	Unrealized Loss	Unrealized Gain (Loss)
Aluminum futures and options	$4,153	$5,127	$(2,837)	$(20,888)	$11,693
Natural gas caps and swaps	(353)	3,225	(3,578)	(3,238)	(27)

	$3,800	$8,352	$(6,415)	$(24,126)	$11,666

In connection with the Company’s futures activity, the Company maintains lines of credit with brokers to cover unrealized losses on futures contracts and uses options to manage price exposure with respect to firm commitments to purchase or sell aluminum. As of December 31, 2007 and 2006, the Company had $0.6 million and $7.6 million, respectively, on deposit with brokers, which is included on the balance sheet as broker deposits.

Accounts Receivable

The Company’s accounts receivable consist of amounts due from customers throughout the United States, Canada, Mexico and the Middle East. Collateral is generally not required.

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

Concentration of Risk

The Company transacts a significant portion of its business, consisting of both sales and purchases of aluminum, with large aluminum producers in the United States numbering fewer than 10. Management believes that the loss of any one of these large aluminum producers, whether as a customer or a vendor, would not have a significant long-term impact upon the Company’s operations, in that another producer would absorb the business that the Company transacts with any lost producer.

During the three years in the period ended December 31, 2007, the Company earned revenues from two customers that individually exceeded 10% of all revenues. These customers also comprised a significant amount of accounts receivable at December 31, 2007 and 2006, as follows:

	2007		2006		2005
	Revenues	Accounts Receivable	Revenues	Accounts Receivable	Revenues
Customer A	$486,273	$37,523	$555,280	$88,423	$517,568
Customer B	102,292	10,391	160,683	2,910	176,558

During the years ended December 31, 2007, 2006 and 2005, the Company purchased approximately 30%, 26%, and 31%, respectively, of its raw materials from two major suppliers.

WISE METALS GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007

(Dollars in Thousands)

The Company is exposed to credit loss in the event of nonperformance of counterparties to open positions, commodity futures, and option contracts. This exposure is limited to those instances where the Company is in a net unrealized gain position. This credit risk is managed by entering into arrangements with counterparties meeting the credit standards and by monitoring position limits.

Certain employees of the Company are covered under collective bargaining agreements. Union contracts covering all union employees representing approximately 71% of all employees extend through November 1, 2012.

Inventories, net

The Company uses the last-in, first-out (LIFO) method of accounting for the manufacturing inventories. Supplies inventory is valued on an average cost basis. Inventories maintained by Recycling that consist solely of raw materials are valued on a first-in, first-out (FIFO) basis.

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets (buildings–40 years, machinery and equipment–1 to 30 years, and furniture and fixtures–5 to 10 years). Maintenance and repair costs are charged to operations as incurred, major renewals and betterments are capitalized. Upon retirement or disposition of property and equipment, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in selling, general and administrative expenses for that period. Major additions and betterments are capitalized to the asset accounts while maintenance and repairs, which do not improve or extend the lives of assets, are expensed as incurred.

Impairment of Long-Lived Assets

The Company continually evaluates whether events and circumstances have occurred that indicate the remaining estimated useful life of long-lived assets may warrant revision or that the remaining balance may not be recoverable. These factors may include a significant deterioration of operating results, changes in business plans, or changes in anticipated cash flows. When factors indicate that an asset should be evaluated for possible impairment, the Company reviews long-lived assets to assess recoverability from future operations using undiscounted cash flows. Impairments are recognized in earnings to the extent that the carrying value exceeds fair value.

Pension & Other Post Retirement Benefits

Effective April 1, 1999, the Company established a defined benefit pension plan that covers essentially all union employees. The plan provides certain levels of benefits based on years of service and wage levels, but does not provide benefits for any prior service. In addition, defined contribution plans for both union and nonunion employees were established. In 2003, the Company established negotiated defined contributions for certain union employees to multi-employer union pension plans. This was done in exchange for freezing service time and pension factor in the aforementioned defined benefit plan as of the first quarter of 2004 and eliminating post-retirement benefits for affected employees. The Company also established post-retirement benefit plans for all hourly and salaried employees effective April 1, 1999. The union employees who become eligible to retire under the defined benefit plan, and are not a part of the unions that have elected the multi-employer option, will retain

WISE METALS GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007

(Dollars in Thousands)

health benefits and certain other benefits for life. Salaried employees who retire after age 60 with a combined 10 years service with Wise Alloys LLC and the previous owner of the Wise Alloys facilities will be eligible for medical benefits until age 65. The Company’s funding policy for these plans is to contribute negotiated amounts to the multi-employer funds and amounts necessary to meet minimum funding requirements of the Employee Retirement Income Security Act for the defined benefit plans but not to exceed the maximum deductible amount allowed by the Internal Revenue Code. The Company uses October 31 as the measurement date for all defined benefit plans. The Company plans to adopt a December 31 measurement date for fiscal year 2008.

Deferred Financing Costs

The Company has approximately $6,745 and $7,240 of unamortized deferred financing costs at December 31, 2007 and 2006, respectively. These costs are being amortized over the life of the related secured credit facilities (see Note 5) and are included in other non-current assets in the consolidated balance sheets. Accumulated amortization is $5,679 and $3,614 at December 31, 2007 and 2006, respectively.

Revenue Recognition

The Company recognizes revenue pursuant to applicable accounting standards, including the SEC Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition.

Net sales consist of both net sales and tolling revenue. Net sales are recognized upon transfer of ownership, including passage of title to the customer and transfer of risk of loss related to those products. Transfer of title and risk of loss is based upon shipment under free on board shipping point for most products or upon receipt by the customer and the agreement with the customer. Tolling revenue refers to the process by which certain customers provide metal to us for conversion to rolled product. We do not take title to the metal and, after the conversion and return shipment of the rolled product to the customer, we charge them for the value-added conversion cost.

Net sales are recorded net of reserves for returns, discounts, and allowances. Provisions for customer specific discounts based on contractual obligations with certain major customers are recorded as reductions to net sales. Returns and sales allowances are estimated at the time of sale based primarily on historical experience.

Shipping and Handling Costs

Shipping and handling costs incurred by the Company amounted to $23,880, $25,608 and $23,892 for the years ended December 31, 2007, 2006, and 2005, respectively, and are recorded as a component of cost of sales in the consolidated statements of operations.

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

WISE METALS GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007

(Dollars in Thousands)

New Accounting Pronouncements

In March 2008, the FASB issued Statement of Financial Accounting Standard No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133. SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. The standard is effective for fiscal years and interim periods beginning after November 15, 2008. We are evaluating any potential impact of the adoption of SFAS 161 on our financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interest in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51, Consolidated Financial Statements (SFAS 160). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income (loss) attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes reporting requirements that identify and distinguish between the interest of the parent and the interest of the noncontrolling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008. We are evaluating any potential impact of the adoption of SFAS 160 on our financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”), which replaces SFAS No. 141, “Business Combinations” (“SFAS 141”). SFAS 141(R) retains the underlying concepts of SFAS 141 in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting but SFAS 141(R) changes the method of applying the acquisition method in a number of significant aspects. Acquisition costs will generally be expensed as incurred; noncontrolling interests will be valued at fair value at the acquisition date; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. SFAS 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. SFAS 141(R) amends SFAS No. 109, “Accounting for Income Taxes,” such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of SFAS 141(R) would also apply the provisions of SFAS 141(R). Early adoption is not permitted. We are evaluating any potential impact of the adoption of SFAS 141 (R) on our financial statements.

In February 2007, the FASB issued SFAS No. 159 (“SFAS No. 159”), The Fair Value Option for Financial Assets and Financial Liabilities, which provides companies with an option to report selected financial assets and liabilities at fair value. The new statement establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of a company’s choice to use fair value on its earnings. The new statement also requires entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. SFAS No. 159 does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS No. 157, Fair Value Measurements, and FASB SFAS No. 107, Disclosures about Fair Value of Financial Instruments. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of

WISE METALS GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007

(Dollars in Thousands)

the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157. We are evaluating any potential impact of the adoption of SFAS 159 on our financial statements.

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No. 157, “Fair Value Measurements” (SFAS 157). The standard defines fair value, outlines a framework for measuring fair value, and details the required disclosures about fair value measurements. The standard is effective for fiscal years beginning after November 15, 2007. In February 2007, the FASB issued FASB Staff Position 157-1 (FSP 157-1) and FASB Staff Position 157-2 (FSP 157-2). FSP 157-1 amends SFAS 157 to exclude FASB Statement No. 13, “Accounting for Leases” and other accounting pronouncements that address fair value measurements of leases from the provisions of SFAS 157. FSP 157-2 delays the effective date of SFAS 157 for most nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008. We are evaluating any potential impact of the adoption of SFAS 157 on our financial statements.

Reclassification

For comparability, the 2006 financial statements reflect reclassifications where appropriate to conform to the financial statements presentation used in 2007.

3. Inventories, net

Inventories consisted of the following:

	December 31
	2007	2006
Manufacturing inventories:
Raw materials	$89,486	$66,743
Work in progress	72,986	65,832
Finished goods	44,853	39,384
LIFO reserve	(60,154)	(73,117)

Total manufacturing inventories	147,171	98,842
Supplies inventory	18,620	18,060

Total inventories, net	$165,791	$116,902

The Company uses the last-in, first-out (LIFO) method of accounting for the manufacturing inventories. If the first-in, first-out (FIFO) method had been used at December 31, 2007, inventories would have been approximately $60,154 higher and at December 31, 2006, inventories would have been approximately $73,117 higher. During 2007, reductions in LIFO inventories resulted in liquidations of LIFO inventory layers carried at lower costs prevailing in prior years as compared with costs of current year purchases. The income statement impact of the LIFO liquidation was $12,962 for the year ended December 31, 2007.

Supplies inventory is valued on an average cost basis. Inventories maintained by Recycling, total $7,580 and $6,789 at December 31, 2007 and 2006, respectively, and are comprised solely of raw materials, are valued on a FIFO basis.

WISE METALS GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007

(Dollars in Thousands)

4. Property and Equipment, net

Major classes of property and equipment are:

	December 31
	2007	2006
Land, buildings and improvements	$11,434	$12,129
Machinery and equipment	138,845	129,352
Furniture, fixtures and other	3,071	3,205
Construction in progress	15,827	12,372

Subtotal property and equipment	169,177	157,058
Accumulated depreciation	(76,993)	(72,469)

Property and equipment, net	$92,184	$84,589

As a result of the sale-financing transaction discussed in Note 5, as of December 31, 2007 the Company has approximately $26.9 million in assets subject to a capital lease. Depreciation expense for the years ended December 31, 2007, 2006 and 2005 was $13,721, $12,580 and $13,355, respectively.

5. Financing Arrangements

Debt consists of the following:

	December 31
	2007	2006
Revolving and secured credit facility	$147,778	$177,187
Senior 10.25% notes due 2012	150,000	150,000
Other notes payable and capital lease obligations	28,739	17,613

	326,517	344,800
Less current portion	(152,054)	(178,946)

	$174,463	$165,854

Revolving and secured credit facility

Our total available credit under our revolving credit facility is $207.5 million which represents our primary source of liquidity for our working capital needs. At December 31 2007, the Company had drawn $147.8 million on this facility. Available borrowings under the revolving credit agreement at December 31, 2007 were $25.0 million. In addition, we had approximately $1.7 million of outstanding letters of credit against our $207.5 million revolving credit line. On April 25, 2008, the line was increased to $278 million and the term was extended to May 5, 2010. Additionally, the covenant requiring that the Company furnish to the agent under the credit facility, audited and unaudited consolidated financial statements of the Company and its subsidiaries within 90 days of the end of the fiscal year ended December 31, 2007 was waived. Our ability to borrow the full available amount of our credit facility is limited by the available borrowing base under the revolving credit facility as determined based on a borrowing base formula which relates to the collateral value of trade receivables and inventory on a basis approximating the lower of current cost (on a first-in first-out or FIFO basis) or fair market value. This borrowing base is then compared to the outstanding loan balance (including outstanding letters of credit) to determine a net amount available for additional borrowings (“Availability”).

WISE METALS GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007

(Dollars in Thousands)

At December 31, 2007, the interest rate on the revolving line of credit is a variable rate of prime plus a range of 0% to 0.50% or LIBOR plus a range of 2.25% to 2.75%. The prime rate at December 31, 2007 was 7.33% and LIBOR was 4.46%. Please see Footnote No. 11 to the Consolidated Financial Statements for additional information.

Effective December 31, 2006, the Company completed an amendment to its revolving credit facility. The amendment was to reset certain covenant levels based on the Company’s most recent financial projections and results and as noted within our credit agreement. As of and subsequent to December 31, 2006, the Company must either meet the minimum Adjusted EBITDA levels as noted within our credit agreement or the Adjusted Excess Availability must be equal to or greater than $20 million for each of the ten (10) consecutive days immediately preceding the last day of the month. As of the December 31, 2007 and 2006, the Company was in compliance with the debt covenants under this agreement, as amended.

Effective July 31, 2007, the Company completed an amendment to its revolving credit facility that reset certain covenant levels. Pursuant to the amendment, as of and subsequent to July 31, 2007, the Company must either meet the minimum Adjusted EBITDA levels (which represents EBITDA, defined as earnings before income taxes, interest expense and fees, net, and depreciation and amortization, adjusted to exclude early extinguishment of debt, income from affiliate, nonrecurring charges, severance charges and credits, LIFO adjustments, cumulative effect of change in accounting principle and mark-to-market adjustment for contracts under SFAS No. 133) or the Adjusted Excess Availability as defined within the credit agreement must be equal to or greater than $20 million for each of the ten (10) consecutive days immediately preceding the last day of the month.

Senior notes

The Company issued $150 million in senior notes which are due in 2012. The notes bear a 10.25% interest rate payable bi-annually on May 15 and November 15. Total financing costs associated with the issuance of the senior secured notes were $8.2 million and are included on the balance sheet as other long term assets. Refer to Item 15—exhibits and financial statement schedules for further information.

Other notes payable and capital lease obligations

Other notes payable includes a note to the Tennessee Valley Authority that is payable in monthly installments of principal and interest (at the rate of 4.5% per annum) through November 2010. Amounts outstanding as of December 31, 2007 and 2006 were $593 and $835, respectively. Other notes payable also include secured mortgage notes payable in the amount of $656 and $1,948 as of December 31, 2007 and 2006, respectively. In January, 2006 these mortgage notes were refinanced. One note was extended through January 1, 2007 and further extended to December 31, 2008 and requires monthly interest only payments on a monthly variable rate of LIBOR plus 7%. The second mortgage note was extended to February 1, 2007 further extended to January 31, 2008 and requires payments to be made in monthly installments of principal plus interest at the rate of 8% per annum. This note was paid in full in August, 2007 upon the sale of the property.

On November 13, 2006, the Company executed a sale financing agreement on certain pieces of production equipment with The Retirement System of Alabama in the amount of $29.9 million. The agreement provided the Company with an initial funding of $14.95 million to be followed by an additional $14.95 million which became available on December 1, 2006 and the Company drew down on January 3, 2007. The agreement qualifies as a capital lease and has a three-year term with a fixed interest rate of 10.7%. On April 25, 2008, this facility was

WISE METALS GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007

(Dollars in Thousands)

amended to extend the term to May 5, 2010, to increase the loan balance by $4 million and to increase the interest rate to 13.7%. In conjunction with the amended lease, the Company and the RSA entered into a fee letter agreement which requires the Company to pay the RSA certain deferred commitment, closing and consulting fees on a monthly basis which, together with the increased interest rate under the amended lease, will ensure that the rate of return for the outstanding RSA commitment under the revolving credit facility does not exceed 8.5%.

Effective March 31, 2006, the Company executed an asset sale agreement with a financial institution that allowed the Company to sell certain accounts receivable up to $17 million on a non-recourse basis. This agreement was due to expire on December 31, 2006. On December 31, 2006 the agreement was renewed and extended to June 15, 2007, and allowed the Company to sell certain accounts receivable up to $10 million on a non-recourse basis. The agreement was further amended on April 9, 2007 to increase the facility to a total of $20 million and extend the term of the agreement to June 29, 2007. Under the terms of the agreement, the Company agreed to sell on an ongoing basis and without recourse, a designated customer’s accounts receivable. As of December 31, 2007, the Company had not renewed the agreement which expired June 29, 2007. On April 10, 2008 the agreement was renewed and extended to April 30, 2008 and allowed the Company to sell certain accounts receivable up to $15 million on a non-recourse basis. On April 18, 2008, the facility was further increased to $25 million.

At December 31, 2007, the Company also has $1.7 million of outstanding letter of credits with a financial institution. Substantially all the assets of the company are pledged as collateral for our financing arrangements.

Principal payments due on long-term debt outstanding for the years ending December 31 are as follows:

2008	$4,276
2009	13,761
2010	10,702
2011	—
2012	150,000

$178,739

6. Financial Instruments

The carrying amount of the Company’s financial instruments, including cash and cash equivalents, broker deposits, accounts receivable, accounts payable, and certain other financial instruments approximates their fair value at December 31, 2007 and 2006. The fair value of the Company’s debt was $278,816 and $310,180 at December 31, 2007 and 2006, respectively, based on the book value of the secured credit facility, and the Company’s estimate of fair value of the senior secured notes and the secured subordinated notes. The Company estimated the fair value of the senior secured notes based on surveyed market quotes for the notes and estimated the fair value of the secured subordinated notes using a discounted cash flow analysis, using interest rates that the Company believes would be obtainable at that point in time.

The Company, as of December 31, 2007 and 2006, has net commodity futures contracts outstanding to sell 7,275 metric tons and 7,850 metric tons, respectively, of aluminum through 2008. At December 31, 2007 and 2006, these commodity futures had a fair value of $2,116 and $(2,850), respectively. At December 31, 2007, the Company had 16,500 metric tons of aluminum options with a fair value of $2,037. At December 31, 2006, the Company had 31,000 metric tons of aluminum options with a fair value of $13 thousand.

WISE METALS GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007

(Dollars in Thousands)

As discussed in Note 2, the Company also has natural gas swaps at December 31, 2007 and 2006. The natural gas instruments cover the Company’s estimated natural gas production requirements for the first quarter of 2008. See Note 2 for their fair values.

7. Benefit Plans

Effective April 1, 1999, the Company established a defined benefit pension plan that covers essentially all union employees. The plan provides certain levels of benefits based on years of service and wage levels, but does not provide benefits for any prior service. In addition, defined contribution plans for both union and nonunion employees were established.

In 2003, the Company established negotiated defined contributions for certain union employees to multi-employer union pension plans. This was done in exchange for freezing service time and pension factor in the aforementioned defined benefit plan as of the first quarter of 2004 and eliminating post-retirement benefits for affected employees.

The Company also established post-retirement benefit plans for all hourly and salaried employees effective April 1, 1999. The union employees who become eligible to retire under the defined benefit plan, and are not a part of the unions that have elected the multi-employer option, will retain health benefits and certain other benefits for life. Salaried employees who retire after age 60 with a combined 10 years service with Wise Alloys LLC and the previous owner of the Wise Alloys facilities will be eligible for medical benefits until age 65. The union contract ended on October 31, 2007. On November 1, 2007, the Company outsourced its maintenance function to ABB, an international company specializing in maintenance in a manufacturing environment. This resulted in a reduction of Wise employees. This event was treated as a curtailment under provisions of FAS 88.

The Company reached agreement with the labor unions at the Alloys facility resulting in a new 5-year contract beginning November 1, 2007. As part of the agreement the union’s pension benefits will now be provided through multi-employer funds administered through the Steelworkers Pension Trust, the Central Pension Fund and the Tri-State Carpenters Fund. The Wise defined benefit pension plan was frozen as of the date of the new contract. The new agreement resulted in the Company recognizing a net curtailment gain of $ 9.0 million. Highlights of the new labor agreement include a fair compensation package and the recognition of pension and post retirement health insurance issues by eliminating OPEB in exchange for an enhanced pension benefit from the Steelworkers pension fund. Also included was the recognition of realities in health care by adjusting plan and increasing premiums paid by employees over the life of the contract.

The Company’s funding policy for these plans is to contribute negotiated amounts to the multi-employer funds and amounts necessary to meet minimum funding requirements of the Employee Retirement Income Security Act for the defined benefit plans but not to exceed the maximum deductible amount allowed by the Internal Revenue Code. The Company contributed $1,867 to the multi-employer plans during 2007 and $1,644 during 2006.

The Company uses October 31 as the measurement date for all defined benefit plans. The Company plans to adopt a December 31 measurement date for fiscal year 2008. The following summarizes the significant information relating to these defined benefit plans as of December 31, 2007 and 2006 and for the years ended December 31, 2007, 2006 and 2005.

WISE METALS GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007

(Dollars in Thousands)

	2007		2006
	Pension Benefits	Other Post-Retirement Benefits	Pension Benefits	Other Post-Retirement Benefits
Change in benefit obligation:
Benefit obligation, beginning of year	$18,141	$19,528	$15,270	$7,347
Service cost	1,377	2,829	1,300	1,540
Interest cost	1,124	1,218	948	458
Actuarial (gain)/loss	(112)	(2,160)	968	(233)
Effect of curtailments	—	(18,811)	—	—
Plan amendment (1)	—	—	—	10,442
Benefits paid	(426)	(23)	(345)	(26)

Benefit obligation, end of year	$20,104	$2,581	$18,141	$19,528

Change in plan assets:
Fair value of plan assets, beginning of year	$15,040	$—	$8,867	$—
Employer contributions	2,710	23	5,328	26
Benefits paid	(426)	(23)	(345)	(26)
Actual return on assets	1,960	—	1,190	—

Fair value of plan assets, end of year	$19,284	$—	$15,040	$—

Funded status	$(820)	$(2,581)	$(3,101)	$(19,528)

Amount recognized in the consolidated balance sheet at December 31, 2007
Current liabilities	$—	$117
Noncurrent liabilities	$820	$2,464

Amount recognized in accumulated other comprehensive loss at December 31, 2007
Net actuarial loss (gain)	$1,268	$(4,854)

Reconciliation of funded status:
Funded status			$(3,101)	$(19,528)
Unrecognized net (gain) loss			2,291	(2,760)
Unrecognized prior service cost			326	10,442

Accrued benefit cost			$(484)	$(11,846)

(1)	The 2006 disclosure has been revised to correct the omission of the 2006 plan amendment. During 2006, the plan amendment allowed certain employees previously covered under an Alcoa legacy plan to convert to the Wise plan. There was no effect on the consolidated balance sheet or consolidated statement of operations as a result of this omission in 2006.

WISE METALS GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007

(Dollars in Thousands)

	2007		2006		2005
	Pension Benefits	Other Post-Retirement Benefits	Pension Benefits	Other Post-Retirement Benefits	Pension Benefits	Other Post-Retirement Benefits
Components of net periodic benefit cost:
Service cost	$1,377	$2,829	$1,300	$1,540	$1,111	$1,392
Interest cost	1,124	1,218	948	458	774	461
Expected return on plan assets	(1,092)	—	(699)	—	(536)	—
Amortization of prior service cost	36	912	36	—	36	—
Net gain recognition	44	(66)	27	(122)	—	(22)
Curtailments	290	(9,281)	—	—	—	—
Special termination benefits	—	—	—	—	—	—

Total benefit cost	$1,779	$(4,388)	$1,612	$1,876	$1,385	$1,831

The estimated net loss which will be amortized from accumulated other comprehensive loss into net periodic benefit cost during 2008 is expected to be $3.2 million for postretirement benefit plans.

The Company used the following assumptions to calculate the results of our retirement plans:

	Pension Benefits			Postretirement Benefits
	2007	2006	2005	2007	2006	2005
Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31
Discount rate	6.25%	6.25%	6.25%	6.25%	6.25%	6.25%
Expected long-term rate of return on plan assets	7.00%	7.00%	7.00%	N/A	N/A	N/A
Rate of projected compensation increase	N/A	N/A	N/A	—	—	—

Weighted-average assumptions used to determine benefit obligations at December 31
Discount rate	6.25%	6.25%		6.12%	6.25%
Rate of projected compensation increase	N/A	N/A	N/A	N/A	N/A	N/A

The allocation, by category, of assets of our defined benefit pension plan at December 31, 2007 and 2006 was as follows:

	2007	2006
Asset category:
Equity	60%	61%
Fixed income	39%	38%
Alternative investments (money market funds)	1%	1%

	100%	100%

At the plan measurement date of October 31, 2007, our targeted allocation by category, of assets of our defined benefit pension plan, is equity securities of 60%, and fixed income securities of 40%. Cash from money market funds is available for planned purchases of equity and fixed income securities to achieve targeted allocations.

WISE METALS GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007

(Dollars in Thousands)

The Company establishes its estimated long-term return on plan assets considering various factors, which include the targeted asset allocation percentages, historic returns, and expected future returns. Specifically, the factors are considered in the fourth quarter of the year preceding the year for which those assumptions are applied.

We utilize the Citigroup Pension Discount Curve (discount curve) and Liability Index in developing the discount rate assumption. We apply the expected cash flows of the specific defined benefit retirement plan to the interest rates provided in the discount curve. The rate is developed based on the discount curve on the last day of October.

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets related to our defined benefit pension plan at the end of each year is as follows:

	2007	2006
Projected benefit obligation	$(20,104)	$(18,141)
Accumulated benefit obligation	(20,104)	(18,141)
Fair value of plan assets	19,284	15,040

The following table sets forth benefit payments, which reflect expected future service, as appropriate, expected to be paid in the periods indicated.

	Pension Plan	Other Post Retirement
2008	$498	$120
2009	648	154
2010	776	178
2011	913	196
2012	1,011	218
2013 through 2017	6,342	1,251

The pre-Medicare health care cost trend rate used to determine the post retirement benefit obligation was 11% for 2007. This rate decreases gradually to an ultimate rate of 5% in 2018, and remains at that level thereafter. The trend rate is a significant factor in determining the amounts reported. A one-percentage point change in these assumed health care costs trend rates would have the following effect:

	Increase	(Decrease)
Effect on total service and interest cost component	$286	$(288)
Effect on post retirement benefit obligation	15	(17)

In 2008, the Company expects to make cash contributions of approximately $2,832 to its defined benefit pension plan. The amounts principally represent contributions required by funding regulations and in addition the Company expects to fund benefits paid under its post retirement benefit plans during 2008. No contributions to the post retirement benefits plan were made in 2007.

The Company also maintains a defined contribution plan. The Company matches at a 50% rate the employee’s elected deferral up to the first 6% of the withholding. Additionally, the Company makes an annual contribution based on a defined formula. Expenses for the defined contribution plan are recorded in the income statement as cost of goods sold and were $1,951, $1,889 and $1,835 for 2007, 2006 and 2005, respectively.

WISE METALS GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007

(Dollars in Thousands)

Implementation of SFAS No. 158

Wise adopted Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (SFAS No. 158) as of December 31, 2007. This standard requires an employer that is a business entity that sponsors one or more single employer benefit plans to (a) recognize the funded status (defined as the difference between the fair value of plan assets and the benefit obligation) of a benefit plan in the statement of financial position; (b) recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost; (c) measure defined benefit plan assets and obligations as of the date of the employer’s fiscal year end; and (d) disclose in the notes to the financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation.

The incremental effect of applying SFAS No. 158 on the pension and postretirement benefit plans at December 31, 2007 is shown in the table below.

	Before Implementation of SFAS No. 158	Adjustments	After Implementation of SFAS No. 158
Accrued expenses, payroll and other	$15,440	$117	$15,557
Total current liabilities	271,082	117	271,199
Accrued pension and other postretirement obligations	8,255	(4,971)	3,284
Total non-current liabilities	184,334	(4,971)	179,363
Accumulated other comprehensive income (loss)	(1,268)	4,854	3,586

8. Redeemable Preferred Membership Interest

On October 4, 2007, the Company reached agreement with the RSA in which the RSA agreed to purchase $75 million of cumulative-convertible 10 percent PIK preferred membership interests of the Company. The preferred interest is convertible into 25 percent of the common interest of the Company. The Company has the right to call the preferred membership interest after seven years at the cost of the greater of the investment plus any accrued PIK dividends or the fair market value of the preferred interest on an as converted basis.

In conjunction with the transaction, deferred financing fees were incurred in the amount of $1,083 of which the amortization of those fees was $36 for the period ended December 31, 2007. As of December 31, 2007, total accumulated PIK interest on the $75 million cumulative-convertible preferred membership interest was $1,875. Unamortized deferred financing fees in the amount of $1,047 are included as an offset to the total liquidation preference of $75 million preferred membership interest and $1,875 of accumulated PIK interest classified as “mezzanine equity” on the balance sheet.

Total liquidation preference as of December 31, 2007, is $76,875 and total accretion of redeemable preferred membership interest for the period ended December 31, 2007 is $1,911 which would increase the net loss attributable to members. In the event of any liquidation, dissolution or winding up of the Company, the preferred members are entitled to receive distributions before any distributions to the members. Net loss for the year ended December 31, 2007 was $53,501 of which net loss attributable to members would be $55,412 after recognition of the PIK interest noted above.

WISE METALS GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007

(Dollars in Thousands)

9. Commitments and Contingencies

The Company has entered into long-term supply contracts to supply a significant amount of aluminum can stock with certain customers, which represents more than 50% of the production capacity of Alloys. The price under these supply agreements is based on a quoted exchange.

At December 31, 2007, the Company has entered into fixed priced sales commitments of approximately 20 million pounds. Additionally, the Company entered into fixed price commitments to purchase raw material inventory of approximately 20 million pounds. The Company uses inventory, commodity futures and option contracts to reduce the risk of changing prices for purchases and sale of metal.

The Company is a defendant in an action brought by Merrill Lynch, Pierce, Fenner & Smith Incorporated pending in the New York Supreme Court, County of New York. In this action, Merrill Lynch seeks $932 for out-of-pocket costs and expenses allegedly incurred pursuant to a letter agreement between Wise Metals and Merrill Lynch dated January 31, 2002, in which Merrill Lynch alleges that Wise Metals agreed to reimburse Merrill Lynch for such costs and expenses. Wise Metals has hired counsel and is vigorously contesting this lawsuit and believes it has meritorious defenses. Wise Metals has filed an answer to the complaint denying the material allegations and alleging several affirmative defenses and counterclaims which exceed in amount the sum sought by Merrill Lynch. Merrill Lynch moved to dismiss the Wise Metals’ counterclaims and by an order dated December 30, 2004, the Court granted this motion, dismissed the counterclaims and permitted Wise Metals to replead two of the counterclaims. Wise Metals appealed, which resulted in a reversal reinstating the dismissed counterclaims. Merrill Lynch has replied to the counterclaims. The action is proceeding and is presently in the discovery stages and the deadline for discovery has been extended to May 30, 2008. The Company believes that it is not currently possible to estimate the ultimate outcome of this litigation. As a result, no expense for any potential adverse outcome of this matter has been recorded in the consolidated financial statements.

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

In August 2006, the Company filed a lawsuit against Crown Cork and Seal (USA), Inc. in state court in Alabama for breach of contract and seeking a declaratory judgment on our beverage can sheet and food sheet contracts. The lawsuit alleged damages because of breaches by Crown of the beverage can sheet contract, and asks the court to interpret certain pricing provisions of the food contract. In September 2006, Crown entered a counter claim asserting breaches to the food and beverage can contracts. Throughout the remainder of 2007, the Company continued to negotiate with Crown to reach a settlement on these issues. On February 1, 2008, the Company and Crown agreed to settle the litigation without admitting any wrongdoing or liability by either party. The negotiations also resulted in the signing of a long term supply agreement between the two parties to supply can stock both domestically and overseas.

WISE METALS GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007

(Dollars in Thousands)

The Company is a party to certain claims and litigation associated with employment related matters for which management believes that the ultimate resolution will not have a material adverse impact on the Company’s financial position.

Our operating expenditures relating to environmental requirements in 2007 were approximately $4.0 million and are expected to be similar in 2008 and 2009. Future environmental regulations, including those under the Clean Air Act and Clean Water Act, or more aggressive enforcement of existing regulations, may result in stricter compliance requirements for us and for the aluminum industry in general.

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

In November 2006, the Company received notice from the Environmental Protection Agency (“EPA”) regarding certain violations of the Clean Air Act. The Company disputes some of the alleged violations and has initiated actions to come into compliance with the relevant requirements. The EPA has indicated its intent to resolve the violations through a judicial consent-decree, including the payment of civil penalties by the Company. The Company has made an offer to resolve the alleged violations and is awaiting a response from the EPA. Discussions with the EPA are ongoing. The Company believes it is properly accrued for this contingency and, accordingly, the ultimate resolution of these matters is not expected to have a material adverse effect on the Company’s consolidated financial statements.

The Company is subject to certain monthly purchase commitments for raw materials. The amount of inventory under this commitment not yet received was $34,491 and $15,382 as of December 31, 2007 and December 31, 2006, respectively.

WISE METALS GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007

(Dollars in Thousands)

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

WISE METALS GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007

(Dollars in Thousands)

We have concluded that TMC is not a reportable segment because it is not significant to our consolidated operations and represents less than 10% of our revenues and its absolute profit or loss represents less than 10% of our absolute profit or loss in each of the past three years ended December 31, 2007, 2006 and 2005. Additionally, TMC’s assets were less than 10% of the combined assets of our operating segments as of December 31, 2007 and 2006. Financial information about TMC is included in the “Other” caption in the tables below.

The following table sets forth information on the Company’s reportable segments:

	Year Ended December 31,
	2007	2006	2005
	($ in thousands)
Net Sales
Alloys	$839,410	$903,290	$829,592
Recycling	145,181	134,241	75,692
Other	2,068	1,110	2,452

Net sales	$986,659	$1,038,641	$907,736

Segment (loss) profit
Alloys	$(31,511)	$(40,599)	$(9,144)
Recycling	7,412	13,230	2,729

Segment loss	(24,099)	(27,369)	(6,415)
LIFO adjustment	12,962	(23,577)	(2,318)
Unrealized gain (loss) on derivative instruments	8,352	(24,126)	11,666
Corporate and other undistributed expenses, net	(50,716)	(8,784)	(24,551)

Net loss	$(53,501)	$(83,856)	$(21,618)

	As of December 31,
	2007	2006
	($ in thousands)

Total Assets
Alloys	$306,902	$294,417
Recycling	42,617	31,409
Corporate and other	3,900	9,093

Total assets	$353,419	$334,919

	As of December 31,
	2007	2006	2005
	($ in thousands)
Depreciation and Amortization
Alloys	$12,989	$11,814	$12,529
Recycling	718	640	609
Corporate and other	14	126	217

Total depreciation and amortization	$13,721	$12,580	$13,355

WISE METALS GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007

(Dollars in Thousands)

	As of December 31,
	2007	2006	2005
	($ in thousands)
Capital Expenditures
Alloys	$19,317	$9,635	$13,985
Recycling	1,291	977	552
Corporate and other	1,639	—	—

Total capital expenditures	$22,247	$10,612	$14,537

11. Related Party Transactions

Effective October, 2006, the Company entered into a Dry Lease Agreement (the “Dry Lease”) to charter up to 175 hours per year of a Dassault Falcon 200 (the “Plane”). The Plane is owned by WDA LLC (“WDA”), a company primarily owned by David D’Addario, our Chief Executive Officer and President. Under the Dry Lease, Wise has the first right to use the Plane. Wise pays direct operating costs for actual use, including fuel and crew costs which approximate $3,800 per hour. These costs will vary based upon the distance and number of days of the trip. In addition, Wise pays a flat fee for actual maintenance and management fees based on its percentage use of the plane, 60%, based on total availability of 300 hours, of approximately $2,500 per hour. In addition, Wise pays $1,500 per hour for miscellaneous expenses, including training and insurance. The Dry Lease extends through September 30, 2011, but may be cancelled upon 30 days notice. The Company used the Plane for 215 hours in the year ended December 31, 2007. The Company has no obligation to use the Plane for any minimum number of hours. Based upon quotes from other fractional share charter operators, the Company believes that this transaction reflects arm’s length terms.

On April 25, 2008, the Company entered into an Amendment No. 13 to its revolving credit facility (“Amendment No. 13”) to increase the maximum credit under the loan from $207.5 million to $278 million. Under Amendment No. 13, the applicable interest rates for the loan will range either from 0.50%—1.00% over the prime interest rate or 2.75%—3.25% over the LIBOR rate, and will be based upon the EBITDA of the Company for the immediately preceding two (2), three (3) or four (4) fiscal quarter periods. To accommodate the increased maximum credit, certain sublimits in the revolving credit facility have been increased. The term of the credit facility has also been extended from May 5, 2009 to May 5, 2010. Additionally, breach of the covenant requiring that the Company furnish to the Agent under the loan agreement audited and unaudited consolidated financial statements of the Company and its subsidiaries within ninety days of the end of the fiscal year ended December 31, 2007 was waived.

As part of the April 25, 2008 amendment, the RSA, an equity owner of the Company, has agreed to participate in the revolving credit facility as a pari passu lender with a total commitment of $96 million. As consideration for the RSA’s participation in the credit facility, the Company and the RSA agreed to enter into an amendment to the existing master equipment lease to increase the amount outstanding under the lease by $4 million and increase the interest rate under the lease from 10.7% to 13.7%. The master equipment lease, as amended, now expires May 5, 2010. In addition, the Company and the RSA entered into a fee letter agreement which requires the Company to pay the RSA certain deferred commitment, closing and consulting fees on a monthly basis which, in conjunction with the increased interest rate under the amended master equipment lease, will ensure that the rate of return for the amount outstanding under the RSA commitment equals, but does not exceed 8.5%.

WISE METALS GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007

(Dollars in Thousands)

12. Quarterly Information (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year Ended December 31, 2007
Net sales	$252,515	$284,008	$244,833	$205,303
Gross profit (loss)	4,666	10,173	(10,667)	(15,071)
Net income (loss)	3,565	(4,939)	(25,711)	(26,416)

Year Ended December 31, 2006
Net sales	$221,818	$290,035	$279,297	$247,491
Gross profit (loss)	8,882	(1,654)	(21,319)	(1,403)
Net income (loss)	3,502	(16,460)	(53,929)	(16,969)

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Disclosure Controls and Procedures

(a) Disclosure Controls and Procedures

As of December 31, 2007, our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), has conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Securities Exchange Act Rule 13a-15(e), as amended). Based on the evaluation, our CEO and CFO concluded that our disclosure controls and procedures as of December 31, 2007 were not effective because of a material weakness in internal control over financial reporting described below.

(b) Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. Under the supervision of management and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this evaluation, we used the criteria set forth by the Commission of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The Company has not maintained sufficient staff with appropriate training in US GAAP and SEC financial rules and regulations. This control deficiency, if not corrected, could result in a material misstatement of the Company’s annual or interim consolidated financial statements that would not be prevented or detected on a timely basis. Therefore, management has concluded that this control deficiency constitutes a material weakness.

As a result of the material weakness described above, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2007, based on the criteria identified above. This annual report does not include an attestation report of the Company’s independent registered accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

(c) Remediation Activities

The Company has evaluated its resource requirements to ensure the timely and effective review and management of its reporting process. The Company has formed a Finance Committee consisting of various financial and accounting personnel to regularly review the effectiveness of internal control over financial reporting and is evaluating staffing requirements to ensure the preparation of financial statements in accordance with GAAP. It has also added and is continuing to add additional financial staff, and has reviewed and updated scheduling and planning protocols in place to ensure continued timely compliance with SEC reporting deadlines.

(d) Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the fourth fiscal quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information.

None.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance.

The following table sets forth the managers, executive officers and key employees of Wise Group and Wise Alloys and their ages as of January 1, 2008:

Name	Age	Position(s)
David F. D’Addario	45	Chief Executive Officer, Chairman and Manager, Wise Group
John J. Cameron	71	Vice Chairman, Manager
Danny Mendelson	55	Executive Vice President, Chief Strategic Officer, Secretary
Gerald M. David	69	Manager, Wise Group
Gregory Garvey	52	Manager, Wise Group
Thomas L. Krebs	64	Manager, Wise Group
John S. Stein	43	Manager, Wise Group
Don Farrington	59	Senior Vice President, Sales
Sam Glasscock	59	Executive Vice President /Financial Operations
Phillip Tays	62	Executive Vice President, Manufacturing
Michael Patterson	57	Senior Vice President, Strategic Planning
Kenneth Stastny	39	Chief Financial Officer
Richard Weaver	65	Executive Vice President, Development and Risk Management
Robert David	65	Vice President, National Accounts

David F. D’Addario has served as Wise Group’s Chairman since October 2001 and its Chief Executive Officer since February 2004 and has served as a Manager since January 1999. Mr. D’Addario also served as President and Chief Executive Officer of D’Addario Industries, a private company. From 1986 to 2001 Mr. D’Addario served for and was a founder of Neroc, Inc., the predecessor of Tomra of North America, Inc. Mr. D’Addario holds a B.A. degree from Yale University.

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

Thomas L. Krebs was selected by RSA to serve on the Board of Managers in October of 2007. Mr. Krebs is an attorney at the law firm of Haskell Slaughter Young & Rediker, LLC and represents clients in the areas of securities and class action litigation, broker-dealer litigation and arbitration, and other complex civil litigation. With an extensive background in securities regulation and enforcement and significant trial and arbitration experience representing both plaintiffs and defendants in securities-related matters, Mr. Krebs brings substantial expertise to the representation of corporate clients, broker-dealer firms and individual and institutional investors. In addition to his litigation practice, Mr. Krebs maintains an active practice in broker-dealer arbitration. Mr. Krebs holds a B.A. degree from the University of Virginia and a J.D. degree from the University of Alabama.

John S Stein was selected by RSA to serve on the Board of Managers in October of 2007. Mr. Stein is a co-founder of IntraMicron and serves as the Chief Executive Officer. Mr. Stein holds a B.S. degree in Business Administration from Auburn University and a J.D. from the University of Virginia School of Law.

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

Management Board

Pursuant to Wise Group’s operating agreement, Silver Knot, LLC has the right to appoint five members to Wise Group’s management board, one of whom is to be a designee of Wise Metals Co. Inc., reasonably acceptable to Silver Knot, LLC. Gerald David currently serves as Wise Metals Co.’s designee. David D’Addario, our Chairman, controls Silver Knot, LLC and appoints its designees. Additionally, as a result of their $75 million investment, the RSA has a right to appoint two members to the Company’s management board.

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

Manager Compensation

Messrs. D’Addario, Cameron, Garvey and David currently comprise the Wise Group management board. David D’Addario is paid $162,500 annually for his service on the Wise Group management board in addition to his salary of $1,062,000 and benefits he receives as an employee of Wise Group. John Cameron is not separately compensated for his service as a member of the Wise Group management board and is solely compensated pursuant to his employment agreement described below. Gregory Garvey is paid $162,500 annually for his service on the Wise Group management board. Gerald David is not separately compensated for his service on the Wise Group management board and is solely compensated pursuant to his employment agreement described below. Compensation for the new board members appointed by the RSA have not yet been determined and approved.

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

Bonus: Wise’s executive compensation committee and management board has discretion to award cash bonuses to its executive officers. The amounts of such awards are determined after reviewing each executive officer’s individual performance and contribution to the achievement of Company goals and objectives. Bonus compensation is designed to align the interests of the Company’s executive officers with the Company’s goal of improved performance.

Equity Incentives: Wise’s executive compensation committee and management board has discretion to award equity incentives to its executive officers. The amount of such award is determined after reviewing each executive officer’s role in achieving future goals of the company in light of individual performance and contribution to the achievement of Company past goals and objectives. Equity incentive compensation is designed to align the interests of the Company’s executive officers with the Company’s strategic initiatives.

Benefit Plans: Each executive officer is entitled to compensation in the form of various benefit plans that are consistent with benefits offered to similarly positioned executive officers at comparable companies. The Company examines external market data provided by various benefit surveys for companies of similar size and structure that operate in similar industries. Wise compensates its executives with benefits to ensure that each executive officer receives some compensation that is not tied to the risk inherent in pay for performance compensation, which ensures we are able to attract and retain highly qualified executive officers.

Compensation is paid by Wise Group in respect of Wise Group’s executive officers and allocated to Wise Alloys based on each such person’s duties on behalf of Wise Alloys. The following table sets forth the cash and non-cash compensation paid or incurred on Wise Group’s behalf to its Chief Executive Officer, Chief Financial Officer and each of the three other most highly compensated employee executive officers, as well as compensation paid to Gregory Garvey and Gerald David for whom disclosure would have been required to be provided if such persons were serving as executive officers of the Company in 2007, each of whom made more than $100,000 in 2007:

Summary Compensation Table

	Annual Compensation 2007 2006 2005	Annual Salary 2007 2006 2005		Long-Term Compensation Awards 2007 2006 2005			All other Compensation 2007 2006 2005
Name and Principal Position	Total Compensation	Salary		Bonus		Securities Underlying Options
David D’Addario Chief Executive Officer, Chairman and Manager	1,215,300 1,215,500 682,500	$1,215,300 1,215,500 682,500	(1) (1) (1)	$0 0 0		— — —	$0 0 0

Kenneth Stastny Chief Financial Officer	250,000 130,000 125,000	$170,000 130,000 125,000		$80,000 0 0		— — —	$0 0 0

John J. Cameron Vice Chairman and Manager	375,000 378,000 435,000	$75,000 78,000 135,000		$0 0 0		— — —	$300,000 300,000 300,000	(2) (2) (2)

Danny Mendelson Executive Vice President, Chief Strategic Officer and Secretary	240,000 240,000 240,000	$240,000 240,000 240,000		$0 0 0		— — —	$0 0 0

Richard Weaver Executive Vice President, Non-Core Businesses	265,000 245,000 225,000	$245,000 245,000 225,000		$20,000 0 0		— — —	$0 0 0

Gregory Garvey Manager	165,500 162,500 192,500	$165,500 162,500 162,500		$0 0 30,000	(3)	— — —	$0 0 0

Gerald M. David Manager	240,000 242,000 300,000	$240,000 242,000 300,000		$0 0 0		— — —	$0 0 0

(1)	Of the salary compensation Mr. D’Addario received in 2007, 2006, and 2005, $162,500 was paid in respect of his service as a member of the Wise Group management board and the remaining was paid in respect of his service as Chairman.
(2)	Mr. Cameron received $300,000 in additional cash compensation in 2007, 2006 and 2005 pursuant to his employment agreement. See “Employment Agreements” below.
(3)	Delayed payment of 2004 bonus.

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

John Cameron Employment Agreement. John Cameron entered into an employment agreement with Wise Group effective on April 1, 1999. This term of this employment agreement extended through March 31, 2005. Mr. Cameron’s employment agreement provides that, as of July 15, 2002 and continuing until the date he receives a total of $2.5 million, he is entitled to receive, in addition to his salary, $25,000 per month in lieu of the severance that was to be paid to him as of March 31, 2003. Other long-term obligations include certain future payments related to Mr. Cameron’s employment agreement in the amount of $875 thousand.

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

Compensation Committee Interlocks and Insider Participation

Executive compensation is determined by the executive compensation committee, reporting to the management board, and oversees compensation and benefit plans, reviews compensation levels and makes all compensation decisions relating to Wise’s executive officers, including the grant of any incentive compensation. The executive compensation committee is comprised of David D’Addario, chairman and chief executive officer, and Danny Mendelson, executive vice president and chief strategic officer. David D’Addario is a member of Silver Knot LLC, who along with fellow board manager Greg Garvey, also a member of Silver Knot LLC, serve on the management board of Wise Group. Otherwise, these members of the executive compensation committee have no relationship with any other members of the management board or any other members of the executive compensation committee.

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

John J. Cameron

Gregory Garvey

Gerald M. David

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The table below sets forth certain information as of December 31, 2007, concerning the beneficial ownership of equity interests in Wise Group, on a fully diluted basis by: each person known by Wise Group to own beneficially more than five percent of the membership interests; its Chief Executive Officer, Chief Strategic Officer and its three other most highly compensated executive officers; each of its managers; and all of its executive officers and managers as a group.

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

Common Interest

Name and Address of Beneficial Owners(1)	Percentage of Ownership
Silver Knot, LLC(2)(3) 10 Middle Street Bridgeport, Connecticut 06604	79.9%

David F. D’Addario(4)	79.9%

Gregory Garvey(5)	79.9%

Danny Mendelson(6)	8.3%

John J. Cameron(7)	6.7%

Richard Weaver	1.1%

Kenneth Stastny	*

Gerald M. David	*

All of Wise Group’s executive officers and managers as a group	99.7%

Others	0.3%

*	Less than 1.0%
(1)	Except as otherwise indicated, the address for each of the named security holders is 857 Elkridge Landing Road, Suite 600, Linthicum, Maryland 21090.
(2)	David F. D’Addario and certain of his family members and Gregory Garvey and certain of his family members collectively own 100% of Silver Knot, LLC. Mr. D’Addario has full management control of Silver Knot, LLC pursuant to its operating agreement.
(3)	In December, 2001, Silver Knot, LLC entered into an agreement with Wise Metals Co. to acquire its 51.29% equity interest in Wise Group. Silver Knot, LLC pledged 61.2% of its equity interest in Wise Group to Wise Metals to secure its payment obligations under the agreement. According to the terms of the pledge, Silver Knot, LLC retains voting rights for its interest and the right to receive distributions, subject to customary events of default.
(4)	David F. D’Addario holds his beneficial membership interests in Wise Group through his interest in Silver Knot, LLC.
(5)	Gregory Garvey holds his beneficial membership interests in Wise Group through his interest in Silver Knot, LLC.
(6)	Danny Mendelson’s interest is comprised of a 5.3% membership interest and 2.8% economic interest.
(7)	John J. Cameron’s interest is comprised of a 3.1% membership interest and a 3.5% economic interest. Part of this interest is held in trust with his family. His family disclaims beneficial ownership of this interest.

Preferred Interest

Name and Address of Beneficial Owners(1)	Percentage of Ownership
The Teachers’ Retirement Systems of Alabama(1) 135 South Union Street Montgomery, AL 36130	67%

The Employees’ Retirement Systems of Alabama(1) 135 South Union Street Montgomery, AL 36130	33%

(1)	Cumulative-convertible 10 percent PIK preferred membership interests of the Company. The preferred interest is convertible into 25 percent of the common interest of the Company. The Company has the right to call the preferred membership interest after seven years at the cost of the greater of the investment plus any accrued PIK dividends or the fair market value of the preferred interest on an as converted basis.

Item 13. Certain Relationships and Related Transactions and Director Independence.

Effective October, 2006, the Company entered into a Dry Lease Agreement (the “Dry Lease”) to charter up to 175 hours per year of a Dassault Falcon 200 (the “Plane”). The Plane is owned by WDA LLC (“WDA”), a company primarily owned by David D’Addario, our Chief Executive Officer and President. Under the Dry Lease Wise has the first right to use the Plane. Wise pays direct operating costs for actual use, including fuel and crew costs which approximate $3,800 per hour. These costs will vary based upon the distance and number of days of the trip. In addition, Wise pays a flat fee for actual maintenance and management fees based on its percentage use of the plane, 60%, based on total availability of 300 hours, of approximately $2,500 per hour. In addition, Wise pays $1,500 per hour for miscellaneous expenses, including training and insurance. The Dry Lease extends through September 30, 2011, but may be cancelled upon 30 days notice. The Company used the Plane for 215 hours in the year ended December 31, 2007. The Company has no obligation to use the Plane for any minimum number of hours. Based upon quotes from other fractional share charter operators, the Company believes that this transaction reflects arm’s length terms.

Transactions with Management.

Robert David is the brother of Gerald David, a Manager of Wise Group. Robert David is employed by Wise Group as Vice President, National Accounts and was paid $225,000 in salary and bonus in 2007.

On April 25, 2008, the Company entered into an Amendment No. 13 to its revolving credit facility (“Amendment No. 13”) to increase the maximum credit under the loan from $207.5 million to $278 million. Under Amendment No. 13, the applicable interest rates for the loan will range either from 0.50%-1.00% over the prime interest rate or 2.75%-3.25% over the LIBOR rate, and will be based upon the EBITDA of the Company for the immediately preceding two (2), three (3) or four (4) fiscal quarter periods. To accommodate the increased maximum credit, certain sublimits in the revolving credit facility have been increased. The term of the credit facility has also been extended from May 5, 2009 to May 5, 2010. Additionally, breach of the covenant requiring that the Company furnish to the Agent under the loan agreement audited and unaudited consolidated financial statements of the Company and its subsidiaries within ninety days of the end of the fiscal year ended December 31, 2007 was waived.

The RSA is participating as a lender under the credit facility with a commitment of $96 million, and in exchange, the Company and the RSA agreed to enter into an amendment to the existing master equipment lease to increase the amount outstanding under the lease by $4 million and to increase the interest rate under the lease from 10.7% to 13.7%. The master equipment lease, as amended, now expires May 5, 2010. In addition, the Company and the RSA have entered into a fee letter agreement where the Company has agreed to pay the RSA certain deferred commitment, closing and consulting fees on a monthly basis which, in conjunction with the increased interest rate under the amended master equipment lease, will ensure that the rate of return for the amount outstanding under the RSA commitment equals, but does not exceed, 8.5%.

Effective October, 2007, the RSA had purchased $75 million of cumulative-convertible 10% PIK preferred membership interests of the Company. The preferred interest is convertible into 25 percent of the common interest of the Company. The Company has the right to call the preferred membership interest after seven years at the cost of the greater of the investment plus any accrued PIK dividends or the fair market value of the preferred interest on an as converted basis. Under the Third Amended Limited Liability Company Agreement, the RSA is entitled to appoint 2 of the 7 members of the management board and the RSA, the other members and economic interest holders of the Company are entitled to the right of first refusal and certain tag along and drag along rights in connection with the sale of any interest in the Company. The Third Amended Limited Liability Company Agreement in incorporated by reference to Exhibit 3.2 of this Quarterly Report on Form 10-Q.

Item 14. Principal Accountant Fees and Services.

The following is a summary of the fees billable to the Company by PricewaterhouseCoopers LLP for professional services rendered for the fiscal year ended December 31, 2007 and by Ernst & Young LLP for the fiscal year ended December 31, 2006:

Fee Category	2007 Fees	2006 Fees
Audit Fees	$618,250	$580,065
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—

Total Fees	$618,250	$580,065

Audit Fees. These consist of fees billed for professional services rendered for the audit of the Company’s consolidated financial statements, review of the interim consolidated financial statements included in the quarterly reports on Form 10-Q for the respective fiscal years and services provided by the independent registered public accounting firm in connection with regulatory filings.

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

The Company changed audit firms from Ernst & Young LLP to PricewaterhouseCoopers LLP during the third quarter review. Fees charged by Ernst & Young during 2007 were $140,000.

Policy on Audit Committee Pre-Approval of Audit Services and Permissible Non-Audit Services of Independent Registered Public Accounting Firm

The Audit Committee’s policy is to pre-approve all audit and permissible audit related and non-audit services performed by the independent registered public accounting firm. Prior to engagement of the independent registered public accounting firm for the next year’s audit, the independent registered public accounting firm provides to the Audit Committee the scope of the proposed audit and proposed related fees for services expected to be rendered during that year within each of four categories of services for approval. The fees are budgeted and the Audit Committee requires the independent registered public accounting firm and management to report actual fees versus the budget periodically throughout the year by category of service. The Audit Committee is also informed routinely as to the services actually provided by the independent registered public accounting firm pursuant to this pre-approval process. The Audit Committee’s prior approval must be obtained before the scope or cost of pre-approved services is increased and for additional permissible non-audit services for which a need arises during the course of the year.

In determining whether to pre-approve any given services, the Committee considers whether such services are consistent with the continued independence of the independent registered public accounting firm under the SEC’s rules, whether the independent registered public accounting firm is best positioned to provide the most effective and efficient service, and whether the performance of the service by the registered public accounting firm might enhance the Company’s ability to manage or control risk or improve audit quality.

Item 15. Exhibits and Financial Statement Schedules.

(a) List of Financial Statements, Financial Statement Schedules, and Exhibits

(1) List of Financial Statements

See Index to Consolidated Financial Statements in Item 8, “Financial Statements And Supplementary Data”.

(2) List of Financial Statement Schedules

The following financial statement schedule of the Company is included herein:

Schedule II – Valuation of Qualifying Accounts

All other schedules for which provision is made in the applicable accounting regulations of the Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

(3) Exhibits

The following exhibits are either included in this report or incorporated herein by reference as indicated below:

1.1	Purchase Agreement, dated April 30, 2004, by and among the Issuers, the Guarantors and the Initial Purchasers (incorporated by reference to Exhibit 1.1 to the Company’s Registration Statement on Form S-4 filed on July 23, 2004)

3.1	Second Amended and Restated Limited Liability Company Agreement of Wise Metals Group LLC (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-4/A filed on September 29, 2004)

3.2	Third Amended and Restated Limited Liability Agreement of the Company dated October 5, 2007 (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007)

3.2a	Certificate of Formation of Wise Metals Holdings LLC filed with the Delaware Secretary of State on February 1, 1999 (incorporated by reference to Exhibit 3.2a to the Company’s Registration Statement on Form S-4 filed on July 23, 2004)

3.2b	Certificate of Amendment of Wise Metals Holdings LLC (incorporated by reference to Exhibit 3.2b to the Company’s Registration Statement on Form S-4 filed on July 23, 2004)

3.2c	Articles of Merger of Wise Metals Group LLC (incorporated by reference to Exhibit 3.2c to the Company’s Registration Statement on Form S-4 filed on July 23, 2004)

3.3	Limited Liability Company Agreement of Listerhill Total Maintenance Center LLC (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-4 filed on July 23, 2004)

3.4	Certificate of Formation of Listerhill Total Maintenance Center LLC filed with the Delaware Secretary of State on September 30, 2003 (incorporated by reference to Exhibit 3.4 to the Company’s Registration Statement on Form S-4 filed on July 23, 2004)

3.5	Limited Liability Company Agreement of Wise Warehousing, LLC (incorporated by reference to Exhibit 3.5 to the Company’s Registration Statement on Form S-4 filed on July 23, 2004)

3.6	Certificate of Formation of Wise Warehousing, LLC filed with the Delaware Secretary of State on December 22, 2003 (incorporated by reference to Exhibit 3.6 to the Company’s Registration Statement on Form S-4 filed on July 23, 2004)

3.7	Limited Liability Company Agreement of Wise Alloys LLC (together with amendment 3 thereto) (incorporated by reference to Exhibit 3.7 to the Company’s Registration Statement on Form S-4 filed on July 23, 2004)

3.8	Certificate of Formation of Wise Alloys LLC filed with the Delaware Secretary of State on December 9, 1998 (incorporated by reference to Exhibit 3.8 to the Company’s Registration Statement on Form S-4 filed on July 23, 2004)

3.9	Amended and Restated Limited Liability Company Agreement of Wise Recycling West, LLC (incorporated by reference to Exhibit 3.9 to the Company’s Registration Statement on Form S-4 filed on July 23, 2004)

3.10a	Certificate of Formation of Wise Recycling West, LLC filed with the Delaware Secretary of State on December 27, 2001 (incorporated by reference to Exhibit 3.10a to the Company’s Registration Statement on Form S-4 filed on July 23, 2004)

3.10b	Certificate of Amendment of Certificate of Formation of Wise Recycling West, LLC (incorporated by reference to Exhibit 3.10b to the Company’s Registration Statement on Form S-4 filed on July 23, 2004)

3.11	Limited Liability Company Agreement of Wise Recycling Texas, LLC (incorporated by reference to Exhibit 3.11 to the Company’s Registration Statement on Form S-4 filed on July 23, 2004)

3.12	Certificate of Formation of Wise Recycling Texas, LLC filed with the Delaware Secretary of State on June 4, 2002 (incorporated by reference to Exhibit 3.12 to the Company’s Registration Statement on Form S-4 filed on July 23, 2004)

3.13	Second Amended and Restated Limited Liability Company Operating Agreement of Wise Recycling, LLC (incorporated by reference to Exhibit 3.13 to the Company’s Registration Statement on Form S-4 filed on July 23, 2004)

3.14	Articles of Organization of Wise Recycling, LLC filed with the Maryland Secretary of State on January 20, 1998 (incorporated by reference to Exhibit 3.14 to the Company’s Registration Statement on Form S-4 filed on July 23, 2004)

3.15	Certificate of Incorporation of Wise Alloys Finance Corporation filed with the Delaware Secretary of State on April 18, 2002 (incorporated by reference to Exhibit 3.15 to the Company’s Registration Statement on Form S-4 filed on July 23, 2004)

3.16	Bylaws of Wise Alloys Finance Corporation (incorporated by reference to Exhibit 3.16 to the Company’s Registration Statement on Form S-4 filed on July 23, 2004)

4.1	Indenture, dated May 5, 2004, by and among the Issuers, the Guarantors and the Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-4 filed on July 23, 2004)

4.2	Registration Rights Agreement, dated as of May 5, 2004, by and among the Issuers, the Guarantors and the Initial Purchasers (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-4 filed on July 23, 2004)

10.1	General Security Agreement, dated as of May 5, 2004, by the Issuers and the Guarantors in favor of the Trustee (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-4 filed on July 23, 2004)

10.2	Intercreditor Agreement, dated May 5, 2004, by and between the Trustee and Congress Financial Corporation (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-4 filed on July 23, 2004)

10.3	Collateral Assignment of Acquisition Agreement, dated May 5, 2004, by Wise Alloys LLC in favor of the Trustee (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-4 filed on July 23, 2004)

10.4	Investment Property Pledge and Security Agreement, dated May 5, 2004, by Wise Alloys LLC in favor of the Trustee (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-4 filed on July 23, 2004)

10.5	Fee and Leasehold Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated May 5, 2004, by Wise Alloys LLC in favor of the Trustee (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-4 filed on July 23, 2004)

10.6	Pledge and Security Agreement, dated May 5, 2004, by the Issuers and the Guarantors in favor of the Trustee (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-4 filed on July 23, 2004)

10.7	Trademark Collateral Assignment and Security Agreement, dated May 5, 2004, by and between Wise Alloys LLC and the Trustee (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-4 filed on July 23, 2004)

10.8	Beverage Can Supply Letter Agreement, dated August 10, 1998 and as most recently amended April 1, 2003, by and between Ball Corporation and Wise Alloys LLC (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Amendment No. 1 to the Form S-4 filed on September 29, 2004)†

10.9	Beverage Can Supply Letter Agreement, dated April 22, 2004, by and between Crown Cork & Seal Co. and Wise Alloys LLC (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Amendment No. 1 to the Form S-4 filed on September 29, 2004)†

10.10	Amended and Restated Loan Agreement, dated May 5, 2004, by and among the Issuers, the Guarantors, Congress Financial Corporation, Fleet Capital Corporation and the Financial Institutions named therein (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-4 filed on July 23, 2004)

10.11	Employment Agreement, dated December 31, 2001, by and between Gerald David and Wise Metals Group LLC (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-4 filed on July 23, 2004)

10.12	Employment Agreement, dated April 1, 1999, by and between John Cameron and Wise Metals Group LLC (together with amendments thereto) (incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-4 filed on July 23, 2004)

10.13	$720,000 Real Estate Mortgage Note, dated December 5, 2002, issued by Wise Recycling West, LLC on behalf of TOMRA of North America Finance Corporation (incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-4 filed on July 23, 2004)

10.14	Mortgage, dated December 5, 2002, by and between Wise Recycling West, LLC on behalf of TOMRA of North America Finance Corporation (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-4 filed on July 23, 2004)

10.15	$720,000 Promissory Note, dated December 6, 2002, issued by Wise Recycling West, LLC on behalf of TOMRA of North America Finance Corporation (incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-4 filed on July 23, 2004)

10.16	Deed of Trust, dated December 6, 2002, by and between Wise Recycling West, LLC on behalf of TOMRA of North America Finance Corporation (incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-4 filed on July 23, 2004)

10.17	Environmental Cooperation Agreement, dated March 31, 1999, by Reynolds Metals Company and Wise Alloys LLC (incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement on Form S-4 filed on July 23, 2004)

10.18	Technology License Agreement, dated as of March 31, 1999, between Reynolds Metals Company, Southern Reclamation Company, Inc. and Wise Alloys LLC (incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement on Form S-4 filed on July 23, 2004)

10.19	Purchase Agreement dated as of October 31, 2003, and effective as of June 30, 2003, by and among David D’Addario and John Cameron and Wise Recycling LLC (incorporated by reference to Exhibit 10.19 to the Company’s Registration Statement on Form S-4 filed on July 23, 2004)

10.20	Ground Lease Agreement (Sewage Treatment Plant), dated March 31, 1999, by Reynolds Metals Company and Wise Alloys LLC (incorporated by reference to Exhibit 10.20 to the Company’s Registration Statement on Form S-4 filed on July 23, 2004)

10.21	Ground Lease Agreement (Drinking Water Plant), dated March 31, 1999, by Reynolds Metals Company and Wise Alloys LLC (incorporated by reference to Exhibit 10.21 to the Company’s Registration Statement on Form S-4 filed on July 23, 2004)

10.22	Ground Lease Agreement (Southern Reclamation Plant), dated March 31, 1999, by Reynolds Aluminum Partners and Wise Alloys LLC (incorporated by reference to Exhibit 10.22 to the Company’s Registration Statement on Form S-4 filed on July 23, 2004)

10.23	Lease Agreement, dated March 31, 1999, by Reynolds Metals Company and Wise Alloys LLC (incorporated by reference to Exhibit 10.23 to the Company’s Registration Statement on Form S-4 filed on July 23, 2004)

10.24	Asset Purchase Agreement, dated as of December 30, 1998, among Reynolds Metals Company, Southern Reclamation Company, Inc. Reynolds Aluminum Partners and Wise Alloys LLC (incorporated by reference to Exhibit 10.24 to the Company’s Registration Statement on Form S-4 filed on July 23, 2004)

10.25	Amendment No. 1 to Amended and Restated Loan Agreement, dated as of June 30, 2004, by and among the Issuers, the Guarantors, Congress Financial Corporation, Fleet Capital Corporation and the Financial Institutions named therein (incorporated by reference to Exhibit 10.25 to the Company’s Registration Statement on Form S-4/A filed on September 29, 2004)

10.26	Accounts Purchase and Sale Agreement, dated as of June 30, 2004, by and among Wise Alloys LLC and Congress Financial Corporation (incorporated by reference to Exhibit 10.26 to the Company’s Registration Statement on Form S-4/A filed on September 29, 2004)

10.27	Employment Agreement, dated as of July 1, 2004, by and between Randall R. Powers and Wise Metals Group LLC (incorporated by reference to Exhibit 10.27 to the Company’s Registration Statement on Amendment No. 1 to the Form S-4 filed on September 29, 2004)

10.28	Amendment No. 2 to Amended and Restated Loan Agreement, dated November 10, 2004, by and among the Issuers, the Guarantors, Congress Financial Corporation and Fleet Capital Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004)

10.29	Amendment No. 4 to Amended and Restated Loan Agreement, dated October 31, 2005, by and among the Issuers, the Guarantors, Congress Financial Corporation and Fleet Capital Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005)

10.30	Amendment to Deed of Trust and Assignment of Deed of Trust, dated as January 10, 2005, by Wise Recycling West, LLC, to the Adams County Public Trustee for the benefit of TOMRA of North America Finance Corporation and GAB Holding LLC (incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on form 10-K for the year ended December 31, 2005)

10.31	Extension and Assignment Agreement, entered into as of January 21, 2005, by and among TOMRA of North America Finance Corporation, Wise Recycling West, LLC and GAB Holding LLC (incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on form 10-K for the year ended December 31, 2005)

10.32	Allonge to Real Estate Mortgage Note, attached to, and made a part of that certain Promissory Note dated December 5, 2002, in the principal amount of Seven Hundred Twenty Thousand and 00/100 Dollars ($720,000.00) made by Wise Recycling West, LLC to the order of TOMRA of North America Finance Corporation (incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on form 10-K for the year ended December 31, 2005)

10.33	Amendment No. 3 to Amended and Restated Loan Agreement, dated March 21, 2005, by and among the Issuers, the Guarantors, and Wachovia Corporation (formerly Congress Financial) as Agent Corporation (incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on form 10-K for the year ended December 31, 2006)

10.34	Amendment No. 5 to Amended and Restated Loan Agreement, dated March 6, 2006, by and among the Issuers, the Guarantors, and Wachovia Corporation (formerly Congress Financial) as Agent Corporation (incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005)

10.35	Amendment No. 6 to Amended and Restated Loan Agreement, dated March 31, 2006, by and among the Issuers, the Guarantors, and Wachovia Corporation (formerly Congress Financial) as Agent Corporation (incorporated by reference to Exhibit 10.35 to the Company’s Annual Report on form 10-K for the year ended December 31, 2006)

10.36	Amendment No. 7 to Amended and Restated Loan Agreement, dated April 28, 2006, by and among the Issuers, the Guarantors, and Wachovia Corporation (formerly Congress Financial) as Agent Corporation (incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on form 10-K for the year ended December 31, 2006)

10.37	Amendment No. 8 to Amended and Restated Loan Agreement, dated June 12, 2006, by and among the Issuers, the Guarantors, and Wachovia Corporation (formerly Congress Financial) as Agent Corporation (incorporated by reference to Exhibit 10.30 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2006)

10.38	Amendment No. 9 to Amended and Restated Loan Agreement, dated August 4, 2006, by and among the Issuers, the Guarantors, and Wachovia Corporation (formerly Congress Financial) as Agent Corporation (incorporated by reference to Exhibit 10.31 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2006)

10.39	Amendment No. 10 to Amended and Restated Loan Agreement, dated December 31, 2006, by and among the Issuers, the Guarantors, and Wachovia Corporation (formerly Congress Financial) as Agent Corporation (incorporated by reference to Exhibit 10.39 to the Company’s Annual Report on form 10-K for the year ended December 31, 2006)

10.40	Separation Agreement and Release by and between Randall R. Powers and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2006)

10.41	Master Lease Agreement dated November 13, 2006 by and among The Employees’ Retirement System of Alabama, The Teachers’ Retirement System of Alabama, Wilmington Trust Company and the Company (incorporated by reference to Exhibit 10.41 to the Company’s Annual Report on form 10-K for the year ended December 31, 2006)

10.42	Accounts Purchase and Sale Agreement, dated as of March 31, 2006, by and among Wise Alloys LLC and Wachovia Corporation (formerly Congress Financial) as Agent Corporation (incorporated by reference to Exhibit 10.42 to the Company’s Annual Report on form 10-K for the year ended December 31, 2006)

10.43	Amendment No. 1 to Accounts Purchase and Sale Agreement, dated as of December 31, 2006, by and among Wise Alloys LLC and Wachovia Corporation (formerly Congress Financial) as Agent Corporation (incorporated by reference to Exhibit 10.43 to the Company’s Annual Report on form 10-K for the year ended December 31, 2006)

10.44	Amendment No. 2 to Accounts Purchase and Sale Agreement, dated as of April 9, 2007, by and among Wise Alloys LLC and Wachovia Corporation (formerly Congress Financial) as Agent Corporation (incorporated by reference to Exhibit 10.44 to the Company’s Annual Report on form 10-K for the year ended December 31, 2006)

10.45	Amendment No. 11 to Amended and Restated Loan Agreement, dated July 31, 2006, by and among the Issuers, the Guarantors, and Wachovia Corporation (formerly Congress Financial) as Agent (incorporated by reference to Exhibit 10.45 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007)

10.46	Preferred Membership Interest Purchase Agreement dated October 4, 2007 by and among the Company, the Teachers’ Retirement System of Alabama and the Employees’ Retirement System of Alabama (incorporated by reference to Exhibit 10.46 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007)

10.47	Registration Rights Agreement dated October 5, 2007 by and among the Company, the Teachers’ Retirement System of Alabama and the Employees’ Retirement System of Alabama (incorporated by reference to Exhibit 10.47 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007)

10.48	Amendment No. 12 to Amended and Restated Loan Agreement, dated February 25, 2008, by and among the Issuers, the Guarantors, and Wachovia Corporation (formerly Congress Financial) as Agent *

10.49	Accounts Purchase and Sale Agreement, dated as of April 10, 2008, by and among Wise Alloys LLC and Wachovia Corporation (formerly Congress Financial) as Agent Corporation*

10.50	Accounts Purchase and Sale Agreement, dated as of April 18, 2008, by and among Wise Alloys LLC and Wachovia Corporation (formerly Congress Financial) as Agent Corporation*

10.51	Amendment No. 13 to Amended and Restated Loan Agreement, dated April 25, 2008, by and among the Issuers, the Guarantors, and Wachovia Corporation (formerly Congress Financial) as Agent *

10.52	Amendment No. 1 to Master Lease Agreement dated April 25, 2008, by and among The Employees’ Retirement System of Alabama, The Teachers’ Retirement System of Alabama, Wilmington Trust Company and the Company*

10.53	Fee letter agreement dated April 25, 2008 by and among the Employees’ Retirement System of Alabama, the Teachers’ Retirement System of Alabama and the Company*

21	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005)

31.1	Section 302 CEO Certification*

31.2	Section 302 CFO Certification*

32.1	Section 906 CEO Certification*

32.2	Section 906 CFO Certification*

*	Filed herewith.
†	Portions of this document have been omitted and filed separately with the SEC pursuant to a request for confidential treatment in accordance with Rule 406 of the Securities Act.

SIGNATURES

Pursuant to the requirements of section 13 or section 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WISE METALS GROUP LLC

Dated: May 7, 2008	/S/ DAVID D’ADDARIO
David D’Addario
Chairman and Chief Executive Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Dated: May 7, 2008	/S/ DAVID D’ADDARIO David D’Addario Chairman and Chief Executive Officer

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

15(a)

Schedule II

Valuation and Qualifying Accounts

Allowance for Doubtful Accounts

Period Ending	Balance at Beginning of Period	Charge to Costs and Expense	Deductions— Write Offs	Balance at Ending of Period
December 31, 2005	200	860	—	1,060
December 31, 2006	1,060	69	—	1,129
December 31, 2007	1,129	(598)	—	531