Form 10-Q
period 2008-03-31
Wise Metals Group LLC
filed 2008-06-20
CIK 1297014

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

http://www.sec.gov/Archives/edgar/data/1297014/000119312508046329/d10q.htm – toc

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

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Wise Metals Group LLC

Condensed Consolidated Balance Sheets

(In thousands)

	March 31, 2008	December 31, 2007
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,707	$1,447
Broker deposits	1,569	902
Accounts receivable, less allowance for doubtful accounts ($531 in 2008 and 2007)	130,403	77,526
Inventories	232,410	165,791
Fair value of contracts under SFAS 133	1,403	4,153
Other current assets	3,192	3,765

Total current assets	370,684	253,584
Non-current assets:
Property and equipment, net	92,091	92,184
Other assets	7,038	7,368
Goodwill	283	283

Total non-current assets	99,412	99,835

Total assets	$470,096	$353,419

Liabilities and members’ deficit
Current liabilities:
Accounts payable	$169,652	$103,235
Current portion of long-term debt	4,369	4,276
Borrowings under revolving credit facility	204,795	147,778
Fair value of contracts under SFAS 133	1,912	353
Accrued expenses, payroll and other	20,276	15,557

Total current liabilities	401,004	271,199
Non-current liabilities:
Term loans, less current portion	23,495	24,463
Senior notes	150,000	150,000
Accrued pension and other post retirement obligations	3,284	3,284
Other liabilities	954	1,616

Total non-current liabilities	177,733	179,363
Commitments and contingencies	—	—
Redeemable preferred membership interest (liquidation preference of $78,750 as of March 31, 2008)	77,757	75,828
Members’ deficit
Members’ deficit	(186,276)	(176,557)
Accumulated other comprehensive (deficit) income	(122)	3,586

Total members’ deficit	(186,398)	(172,971)

Total liabilities, redeemable preferred membership interest, and members’ deficit	$470,096	$353,419

See accompanying notes.

Wise Metals Group LLC

Condensed Consolidated Statements of Operations

(In thousands)

(Unaudited)

	Three months ended March 31,
	2008	2007
Net sales	$315,663	$252,515
Cost of sales	308,068	247,849

Gross profit	7,595	4,666
Operating expenses:
Selling, general, and administrative	2,919	3,014

Operating income	4,676	1,652
Other income (expense):
Interest expense	(8,746)	(9,106)
Unrealized (loss) gain on derivative instruments	(4,217)	11,019

Net (loss) income	(8,287)	3,565
Accretion of redeemable preferred membership interest	(1,929)	—

Net (loss) income attributable to members	$(10,216)	$3,565

See accompanying notes.

Wise Metals Group LLC

Condensed Consolidated Statements of Cash Flows

(In Thousands)

(Unaudited)

	Three months ended March 31,
	2008	2007
Cash flows from operating activities
Net (loss) income	$(8,287)	$3,565
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	3,454	3,346
Amortization of deferred financing fees	517	479
Amortization of unrealized actuarial gain from other post retirement benefits	(3,178)	—
LIFO provision	7,500	—
Employee retirement benefits	(774)	(653)
Unrealized losses (gains) on derivative instruments	4,217	(11,019)
Changes in operating assets and liabilities:
Broker deposits	(667)	4,569
Accounts receivable	(52,877)	13,183
Inventories	(74,119)	(37,811)
Other current assets	573	864
Accounts payable	66,417	2,785
Accrued expenses, payroll and other	4,703	4,433

Net cash used in operating activities	(52,521)	(16,249)

Cash flows from investing activities
Purchase of equipment	(3,361)	(3,228)

Net cash used in investing activities	(3,361)	(3,228)

Cash flows from financing activities
Net issuance of short-term borrowings	57,017	6,644
Proceeds from sale-financing transaction	—	14,950
Payments on long-term obligations	(875)	(2,027)

Net cash provided by financing activities	56,142	19,567

Net increase in cash and cash equivalents	260	90
Cash and cash equivalents at beginning of period	1,447	2,280

Cash and cash equivalents at end of period	$1,707	$2,370

See accompanying notes.

Wise Metals Group LLC

Notes to Condensed Consolidated Financial Statements

March 31, 2008

(Unaudited)

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

2. Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements are presented in accordance with generally accepted accounting principles for interim financial information and with the requirements of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the disclosures normally required by accounting principles generally accepted in the United States of America for complete financial statements. The condensed consolidated financial statements have been prepared in accordance with the Company’s customary accounting practices and, in the opinion of management, all adjustments necessary to fairly present the financial position, results of operations and cash flows for the reported interim periods have been made and were of a normal recurring nature. Operating results for the three month period ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. For further information, refer to the consolidated financial statements and Notes included in the Company’s Annual Report on Form 10-K, for the year ended December 31, 2007, filed May 7, 2008. The accompanying condensed consolidated financial statements include the accounts of Wise Metals Group LLC and its subsidiaries. Intercompany transactions have been eliminated in consolidation.

Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid investments with a maturity date of three months or less when purchased. Included in accounts payable were book overdraft amounts of $5,326 and $4,329 at March 31, 2008 and December 31, 2007, respectively.

Broker Deposits

Broker deposits generally consist of cash on deposit with brokers to support lines of credit associated with the Company’s derivative and hedging activity. At March 31, 2008 and December 31, 2007 substantially all broker deposits were on deposit with brokers associated with derivative and hedging activity as more fully described below. Broker deposits also include restricted cash of $250 with financial institutions.

Derivatives and Hedging Activity

The Company has entered into long-term contracts to supply can sheet to its largest customers. To reduce the risk of changing prices for purchases and sales of metal, including firm commitments under these supply contracts, the Company uses commodity futures and option contracts. In addition, the Company uses natural gas futures and option contracts.

Under Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 133 (“SFAS No. 133”), Accounting for Derivative Instruments and Hedging Activity companies are required to recognize all derivative instruments as either assets or liabilities on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through the statement of operations. The Company has elected not to designate any of its derivative instruments as hedges under SFAS No. 133.

A summary of the fair value of the Company’s derivative instruments is as follows:

Description of Derivative Instrument	Fair value at March 31, 2008	Fair value at December 31, 2007
Aluminum derivatives assets	$1,403	$2,118
Aluminum derivatives liabilities	(1,912)	2,035
Natural gas derivatives liabilities	—	(353)

	$(509)	$3,800

Unrealized gain (loss) amounts recorded were as follows:

Description of Derivative Instrument	Three months ended March 31,
	2008	2007
Aluminum futures and options	$(4,572)	$7,019
Natural gas futures and options	355	4,000

	$(4,217)	$11,019

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

New Accounting Pronouncements

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. The standard is effective for fiscal years and interim periods beginning after November 15, 2008. We are evaluating any potential impact of the adoption of SFAS 161 on our financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interest in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51, Consolidated Financial Statements (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income (loss) attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes reporting requirements that identify and distinguish between the interest of the parent and the interest of the noncontrolling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008. We are evaluating any potential impact of the adoption of SFAS 160 on our financial statements.

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

In February 2007, the FASB issued SFAS No. 159 (“SFAS No. 159”), The Fair Value Option for Financial Assets and Financial Liabilities, which provides companies with an option to report selected financial assets and liabilities at fair value. The new statement establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of a company’s choice to use fair value on its earnings. The new statement also requires entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. SFAS No. 159 does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS No. 157, Fair Value Measurements, and FASB SFAS No. 107, Disclosures about Fair Value of Financial Instruments. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157. The Company did not adopt the optional provisions of this statement.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), effective January 1, 2008, which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. Issued in February 2008, FASB Staff Positions (“FSP”) 157-1 “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” removed leasing transactions accounted for under Statement 13 and related guidance from the scope of SFAS No. 157. FSP 157-2 “Partial Deferral of the Effective Date of Statement 157” (FSP 157-2), deferred the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008.

The Company has adopted SFAS No. 157 as of January 1, 2008 related to the financial assets and financial liabilities. Non-financial assets and non-financial liabilities include those measured at fair value in those assets and liabilities initially measured at fair value in business combination.

SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). SFAS No. 157 classifies the inputs used to measure fair value into the following hierarchy:

Level 1 - inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2 - inputs to the valuation methodology include quoted prices for similar assets or liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

Level 3 - inputs to the valuation methodology are unobservable and significant to the fair market measurement.

The Company endeavors to utilize the best available information in measuring fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table sets forth the Company’s financial assets and liabilities that were accounted for, at fair value on a recurring basis as of March 31, 2008 and the level in the fair value hierarchy:

		Fair Value Measurements at Reporting Date Using
Description	Total fair value in the Consolidated Balance Sheet	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivatives Assets	$1,403	$1,403	$—	$—
Derivatives Liabilities	(1,912)	—	(1,912)	—

Net Derivative Liabilities	$(509)	$1,403	$(1,912)	$—

The Company’s derivative financial assets and liabilities have historically been aluminum and natural gas forward contracts, and aluminum option contracts. As of March 31, 2008, we had no natural gas forward contracts.

Aluminum futures contracts are fair valued using market prices as published by the London Metal Exchange, which is an active market (Level 1). Aluminum option contracts are valued using a Black Scholes model with observable market inputs for aluminum and interest rates (Level 2).

3. Inventories

Inventories consisted of the following:

	March 31, 2008	December 31, 2007
Manufacturing inventories:
Raw materials	$150,829	$89,486
Work in progress	67,551	72,986
Finished goods	62,196	44,853
LIFO reserve	(67,654)	(60,154)

Total manufacturing inventories	212,922	147,171
Supplies inventory	19,488	18,620

Total inventories	$232,410	$165,791

Manufacturing inventories are stated at the lower of cost or market based on the last-in, first-out (LIFO) method. If the first-in, first-out (FIFO) method had been used at March 31, 2008, inventories would have been approximately $67,654 higher and at December 31, 2007, inventories would have been approximately $60,154 higher. The Company has recognized a $7.5 million increase to the LIFO reserve which represents 25% of the expected reserve adjustment at December 31, 2008 based on management’s expectation of year end inventory levels and cost. An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Interim LIFO calculations must necessarily be based on management’s estimates of expected year-end inventory levels and costs dependent upon prevailing aluminum costs and other factors which are beyond management’s control. Accordingly, management’s estimates of the effects of LIFO calculations on inventories and costs of sales are subject to change prior to the year-end calculation.

4. Financing Arrangements

Debt consists of the following at:

	March 31, 2008	December 31, 2007
Revolving and secured credit facility	$204,795	$147,778
Senior 10.25% notes due 2012	150,000	150,000
Other notes payable	27,864	28,739

	382,659	326,517
Less current portion	(209,164)	(152,054)

	$173,495	$174,463

Revolving and secured credit facility

Our total available credit under our revolving credit facility is $207.5 million which represents our primary source of liquidity for our working capital needs. At March 31, 2008, the Company had drawn $203.6 million on this facility. Available borrowings under the revolving credit agreement at March 31, 2008 were $10.2 million. In addition, we had approximately $1.7 million of outstanding letters of credit against our $207.5 million revolving credit line. On April 25, 2008, the line was increased to $278 million and the term was extended to May 5, 2010. The facility is considered short term due to the use of a lockbox as well as material adverse effect language within the agreement. Additionally, the covenant requiring that the Company furnish to the agent under the credit facility, audited and unaudited consolidated financial statements of the Company and its subsidiaries within 90 days of the end of the fiscal year ended December 31, 2007 was waived. Our ability to borrow the full available amount of our credit facility is limited by the available borrowing base under the revolving credit facility as determined based on a borrowing base formula which relates to the collateral value of trade receivables and inventory on a basis approximating the lower of current cost (on a first-in first-out or FIFO basis) or fair market value. This borrowing base is then compared to the outstanding loan balance (including outstanding letters of credit) to determine a net amount available for additional borrowings (“Availability”).

At March 31, 2008, the interest rate on the revolving line of credit is a variable rate of prime plus a range of 0% to 0.50% or LIBOR plus a range of 2.25% to 2.75%. The prime rate at March 31, 2008 was 6.00% and LIBOR was 2.71%.

On April 25, 2008, the Company entered into an Amendment No. 13 to its revolving credit facility (“Amendment No. 13”) to increase the maximum credit under the loan from $207.5 million to $278 million. Under Amendment No. 13, the applicable interest rates for the loan will range either from 0.50% - 1.00% over the prime interest rate or 2.75% - 3.25% over the LIBOR rate, and will be based upon the EBITDA of the Company for the immediately preceding two (2), three (3) or four (4) fiscal quarter periods. To accommodate the increased maximum credit, certain sub-limits in the revolving credit facility have been increased. The term of the credit facility has also been extended from May 5, 2009 to May 5, 2010. Additionally, breach of the covenant requiring that the Company furnish to the Agent under the loan agreement audited and unaudited consolidated financial statements of the Company and its subsidiaries within ninety days of the end of the fiscal year ended December 31, 2007 was waived.

Senior notes

Effective May 5, 2004, the Company issued $150 million of 10.25% senior notes due 2012. Interest is payable bi-annually on May 15 and November 15. Total financing costs associated with the issuance of the senior notes were $8.2 million and are included on the balance sheet as other long term assets. These notes are collateralized by a primary interest in the fixed assets of the Company with the exception of certain Permitted Indebtedness within the indenture agreement. Additionally, they are collateralized by a secondary interest in the Company’s working capital.

Wise Metals Group LLC and Wise Alloys Finance Corporation are co-issuers of the senior notes. Wise Alloys Finance Corporation is an indirect wholly-owned subsidiary of Wise Metals Group LLC. Wise Metals Group LLC has no independent assets or operations. The senior notes are guaranteed by all Wise Metals Group LLC subsidiaries, other than Wise Alloys Finance Corporation, which are all 100% owned, and the guarantees are full and unconditional and joint and several. The Company currently does not have any direct or indirect non-guarantor subsidiaries. All consolidated amounts in Wise Metals Group LLC’s financial statements would be representative of the combined guarantors.

Other notes payable and capital lease obligations

Effective April 10, 2008 the Company executed an asset sale agreement with a financial institution that allowed the Company to sell certain accounts receivable up to $15 million on a non-recourse basis. On April 18, 2008, the facility was further increased to $25 million. This agreement expired on April 30, 2008.

5. Pension and Post-Retirement Benefits

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

The Company reached agreement with the labor unions at the Alloys facility resulting in a new 5-year contract beginning November 1, 2007. As part of the agreement the union’s pension benefits will now be provided through multi-employer funds administered through the Steelworkers Pension Trust, the Central Pension Fund and the Tri-State Carpenters Fund. The Wise defined benefit pension plan was frozen as of the date of the new contract. The new agreement resulted in the Company recognizing a net curtailment gain of $9.0 million. In addition, as a result of the curtailment during the fourth quarter of 2007, there was a $4,180 unrealized gains as of December 31, 2007.

During the first quarter of 2008, the Company elected to make a change in accounting principle with respect to the manner in which it amortizes unrealized gains or losses associated with its benefit plans. Specifically, the accounting changed from the standard amortization methodology under FAS 106 and FAS 87, which is amortizing the net gain or loss that exceeds 10 percent of the greater of the accumulated postretirement benefit obligation or the market-related value of plan assets, to a methodology of fully recognizing any gain or loss in excess of 45% of the greater of (1) Accumulated Post-Retirement Benefit Obligation (“APBO”) and (2) market value of assets (“MVA”) and amortizing any gain or loss between 10% - 45% of the greater of (1) APBO and (2) MVA over the remaining service period. The Company made this change because the immediate recognition of the unrecognized gain appears to more closely resemble the actuarial equivalent of what will ultimately be paid/expensed in future periods.

As a result of the change in accounting principle, $3,178 of the $4,180 unrealized gain was recognized in the statement of operations in cost of sales and $531 was an adjustment to retained earnings in the first quarter of 2008 in connection with the adoption of the “one measurement” approach described below. The Company also considered the impact of the accounting change on prior years and noted that there was no impact that would require retrospective adjustment of prior years financial statements.

Effective January 1, 2008, the Company adopted the provision of Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (SFAS No. 158) to measure defined benefit plan assets and obligations as of the date of the employer’s fiscal year end using the one measurement approach. Under the one measurement approach, the Company will change the measurement date of recognizing plan assets and obligations from October 31 to December 31 for the pension and other postretirement benefit plans. Under the one measurement approach, net periodic benefit cost for the period between any early measurement date and the end of the fiscal year that the measurement provisions are applied are allocated proportionately between amounts to be recognized as an adjustment of retained earnings and net periodic benefit cost for the fiscal year. As a result of the change in measurement dates for the other post retirement salaried plan, $34 was an adjustment to retained earnings at the beginning of the year (in addition to the $531 adjustment related to the changes in accounting principle noted above).

The Company’s funding policy for these plans is to contribute negotiated amounts to the multi-employer funds and amounts necessary to meet minimum funding requirements of the Employee Retirement Income Security Act for the defined benefit plans but not to exceed the maximum deductible amount allowed by the Internal Revenue Code. The Company contributed $1,867 to the multi-employer plans during 2007.

The 2008 and 2007 amounts shown below reflect the defined benefit pension and other postretirement benefit expense for the three month periods ended March 31 for each year:

	Three months ended March 31,
	Pension Benefits		Other Post Retirement Benefits
	2008	2007	2008	2007
Service cost	$34	$344	$59	$707
Interest cost	312	281	39	305
Expected return on plan assets	(412)	(273)	—	—
Amortization of prior service cost	—	9	—	228
Net loss (gain) recognition	—	11	(3,190)	(17)
Curtailments	—	72	—	(2,320)

Net periodic benefit cost	$(66)	$444	$(3,092)	$(1,097)

6. Redeemable Preferred Membership Interest

On October 4, 2007, the Company reached agreement with the Retirement Systems of Alabama (“RSA”) in which the RSA agreed to purchase $75 million of cumulative-convertible 10 percent PIK preferred membership interests of the Company. The preferred interest is convertible into 25 percent of the common interest of the Company. The Company has the right to call the preferred membership interest after seven years at the cost of the greater of the investment plus any accrued PIK dividends or the fair market value of the preferred interest on an as converted basis.

In conjunction with the transaction, deferred financing fees were incurred in the amount of $1,083 of which the amortization of those fees was $54 for the period ended March 31, 2008. As of March 31, 2008, total accumulated PIK interest on the $75 million cumulative-convertible preferred membership interest was $3,750. Unamortized deferred financing fees in the amount of $993 are included as an offset to the total liquidation preference of $75 million preferred membership interest and $3,750 of accumulated PIK interest classified as “mezzanine equity” on the balance sheet.

Total liquidation preference as of March 31, 2008, is $78,750 and total accretion of redeemable preferred membership interest for the period ended March 31, 2008 is $1,929 which would increase the net loss attributable to members. In the event of any liquidation, dissolution or winding up of the Company, the preferred members are entitled to receive distributions before any distributions to the members. Net loss for the three months ended March 31, 2008 was $8,287 of which net loss attributable to members would be $10,216 after recognition of the PIK interest noted above.

7. Commitments and Contingencies

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

In August 2006, the Company filed a lawsuit against Crown Cork and Seal (USA), Inc. in state court in Alabama for breach of contract and seeking a declaratory judgment on our beverage can sheet and food sheet contracts. The lawsuit alleged damages because of breaches by Crown of the beverage can sheet contract, and asks the court to interpret certain pricing provisions of the food contract. In September 2006, Crown entered a counter claim asserting breaches to the food and beverage can contracts. Throughout the remainder of 2007, the Company continued to negotiate with Crown to reach a settlement on these issues. On February 1, 2008, the Company and Crown agreed to settle the litigation without admitting any wrongdoing or liability by either party. The negotiations also resulted in the signing of a supply agreement between the two parties to supply can stock both domestically and overseas.

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

The Company is a defendant in an action brought by M&A Capital, LLC (M&A) In a suit dated May 8, 2008, M&A is seeking payment of fees in the amount of $1.4 million related to a financial advisory engagement. Wise Metals has hired counsel and is vigorously contesting this lawsuit and believes it has meritorious defenses. The Company believes that it is not currently possible to estimate the ultimate outcome of this litigation. As a result, no expense for any potential adverse outcome of this matter has been recorded in the consolidated financial statements.

The Company is subject to certain monthly purchase commitments for raw materials. The amount of inventory under this commitment not yet received was $97,918 and $34,491 as of March 31, 2008 and December 31, 2007, respectively.

8. Business Segment Information

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

Wise Recycling: Recycling is engaged in the recycling and sale of scrap aluminum and other non-ferrous metals for use by Alloys as well as for sale to third parties. Recycling provides the Company with an effective, profitable infrastructure to obtain a portion of Alloys’ scrap requirements. Recycling has developed a collection process that utilizes both direct acquisitions from scrap dealers and industrial accounts, as well as “off-the-street” from the actual consumer. Furthermore, Recycling collects other forms of non-ferrous scrap, primarily non-UBC (used beverage containers ) aluminum, copper and brass, for sale in the merchant market. The Company is currently expanding the business of Recycling to include warehousing operations in order to provide regional shipping centers for our scrap collection and to enhance the ability to provide a vendor managed inventory program for Alloys customers.

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

We have concluded that TMC is not a reportable segment because it is not significant to our consolidated operations and represents less than 10% of our revenues and its absolute profit or loss represents less than 10% of our absolute profit or loss in each of the years ended December 31, 2007, 2006 and 2005 and for the three months ended March 31, 2008. Additionally, TMC’s assets were less than 10% of the combined assets of our operating segments as of December 31, 2007 and 2006 and as of March 31, 2008. Financial information about TMC is included in the “Other” caption in the tables below.

The following table sets forth information on the Company’s reportable segments:

	Three Months Ended March 31,
	2008	2007
Net Sales
Alloys	$275,040	$222,666
Recycling – (Note 1)	40,065	29,271
Other	558	578

Net sales	$315,663	$252,515

Segment profit (loss)
Alloys	$20,706	$8,284
Recycling – (Note 1)	2,128	1,940
Other	—	—

Segment profit	22,834	10,224
LIFO Adjustment	(7,500)	—
Unrealized (loss) gain on derivative instrument	(4,217)	11,019
Corporate and other undistributed expenses, net	(19,404)	(17,678)

Net (loss) income	$(8,287)	$3,565

Note 1: The Company has eliminated all intercompany sales and cost of sales associated with transfers of recycled aluminum from Recycling to Alloys. Recycling transfers aluminum to Alloys at market value and recognizes profit only when the sale to the end consumer is completed. Recycling transferred aluminum to Alloys with a cost of $13,114 and $25,585 for the three month periods ended March 31, 2008 and 2007, respectively.

	As of
	March 31, 2008	December 31, 2007
Total Assets
Alloys	$421,891	$306,902
Recycling	41,696	42,617
Corporate and other	6,509	3,900

Total assets	$470,096	$353,419

	Three months ended March 31,
	2008	2007
Depreciation and Amortization
Alloys	$3,274	$3,175
Recycling	176	171
Corporate and other	4	—

Total depreciation and amortization	$3,454	$3,346

	Three months ended March 31,
	2008	2007
Capital Expenditures
Alloys	$2,800	$3,141
Recycling	299	87
Corporate and other	262	—

Total capital expenditures	$3,361	$3,228

11. Related Party Transactions

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

As part of the April 25, 2008 amendment, the RSA, an equity owner of the Company, has agreed to participate in the revolving credit facility as a pari passu lender with a total commitment of $96 million. As consideration for the RSA’s participation in the credit facility, the Company and the RSA agreed to enter into an amendment to the existing master equipment lease to increase the amount outstanding under the lease by $4 million and increase the interest rate under the lease from 10.7% to 13.7%. The master equipment lease, as amended, now expires May 5, 2010. In addition, the Company and the RSA entered into a fee letter agreement which requires the Company to pay the RSA certain deferred fees which, in conjunction with the increased interest rate under the amended master equipment lease, will ensure that the rate of return for the amount outstanding under the RSA commitment equals, but does not exceed 8.5%. The requirement to pay these deferred fees will be assessed on a monthly basis.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are the third largest producer of aluminum beverage can sheet in the world and one of the largest aluminum scrap recyclers in the United States based on The Aluminum Association, Inc., a trade association for producers of primary aluminum and semi-fabricated aluminum products and recyclers. Beverage can sheet is aluminum sheet specifically designed and engineered for the production of aluminum beverage cans. Our customers include Ball, Crown, and Rexam including their related international divisions. These customers produce aluminum cans for the largest brewers and carbonated soft drink makers in North America. In addition, we produce food container stock and semi-fabricated aluminum sheet for transportation and other common alloy commercial markets. Our recycling operation, Wise Recycling, provides aluminum feedstock for our aluminum sheet production as well as collection of scrap for sale in the merchant market.

Unlike some of our principal competitors, we do not manufacture aluminum from bauxite. Instead, we process aluminum scrap and prime aluminum manufactured by third parties. As a result, we do not have the capital requirements and high fixed costs associated with the production of prime aluminum. Historically, prices of our aluminum can sheet and other products have been directly correlated to the prices of our metal costs due to the standard industry practice of passing through metal costs to customers, subject to the impacts of metal ceiling or “price caps.”, which was an artificial limit on the price we could charge certain customers for metal, has otherwise allowed us to maintain a relatively consistent conversion revenue, defined as net revenue less material costs, on a per pound basis. The Company expects to have no impact from metal ceilings in 2008.

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

Critical Accounting Policies

We have prepared our financial statements in conformity with accounting principles generally accepted in the United States. These statements include some amounts that are based on informed judgments and estimates of management. Our critical accounting policies are discussed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” in our Annual Report on Form 10-K, for the year ended December 31, 2007, filed May 7, 2008.

Recent Accounting Changes

During the first quarter of 2008, the Company elected to make a change in accounting principle with respect to the manner in which it amortizes unrealized gains or losses associated with its benefit plans. Specifically, the accounting changed from the standard amortization methodology under FAS 106 and FAS 87 to fully recognizing any gain or loss in excess of 45% of the greater of (1) Accumulated Post-Retirement Benefit Obligation (“APBO”) and (2) market value of assets (“MVA”) and amortizing any gain or loss between 10% - 45% of the greater of (1) APBO and (2) MVA.

The Company has adopted SFAS No. 157 as of January 1, 2008 related to the financial assets and financial liabilities, which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. (See Note 2 to the Condensed Consolidated Financial Statements).

New Accounting Pronouncements

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. The standard is effective for fiscal years and interim periods beginning after November 15, 2008. We are evaluating any potential impact of the adoption of SFAS 161 on our financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interest in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51, Consolidated Financial Statements (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income (loss) attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes reporting requirements that identify and distinguish between the interest of the parent and the interest of the noncontrolling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008. We are evaluating any potential impact of the adoption of SFAS 160 on our financial statements.

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

In February 2007, the FASB issued SFAS No. 159 (“SFAS No. 159”), The Fair Value Option for Financial Assets and Financial Liabilities, which provides companies with an option to report selected financial assets and liabilities at fair value. The new statement establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of a company’s choice to use fair value on its earnings. The new statement also requires entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. SFAS No. 159 does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS No. 157, Fair Value Measurements, and FASB SFAS No. 107, Disclosures about Fair Value of Financial Instruments. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157. The Company did not adopt the optional provisions of this statement.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), effective January 1, 2008, which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. Issued in February 2008, FASB Staff Positions (“FSP”) 157-1 “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” removed leasing transactions accounted for under Statement 13 and related guidance from the scope of SFAS

No. 157. FSP 157-2 “Partial Deferral of the Effective Date of Statement 157” (FSP 157-2), deferred the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008. SFAS 157 is effective for fiscal years beginning after November 15, 2007, however the FASB has delayed the effective date of SFAS 157 to fiscal years beginning after November 15, 2008 for non-financial assets and non-financial liabilities, except those items recognized or disclosed at fair value on an annual or more frequently occurring basis. The Company has adopted SFAS No. 157 as of January 1, 2008 related to the financial assets and financial liabilities, which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements.

Operating Results

Three months ended March 31, 2008 and 2007

Sales. Consolidated sales increased from $252.5 million in the three months ended March 31, 2007, to $315.7 million in the comparable period in 2008, an increase of $63.2 million or 25%. The increase was primarily the result of higher shipments which increased from 169.3 million pounds in the three months ended March 31, 2007 to 208.8 million pounds in the first quarter of 2008, an increase of 23%. The increase was also the result of negotiated price improvements including $1 million which may not be included in future periods.

Wise Alloys sales increased from $222.7 million in the three months ended March 31, 2007 to $275.0 million in the comparable period in 2008, an increase of $52.3 million or 23%. First quarter shipments increased from 137.2 million pounds in the three months ended March 31, 2007 to 160.2 million pounds in the first quarter of 2008, an increase of 23 million pounds or 17%. The increase was also the result of negotiated price improvements.

Wise Recycling sales to third parties increased from $29.3 million in the three months ended March 31, 2007 to $40.1 million in the comparable period in 2008, an increase of $10.8 million or 37%. Shipments by Wise Recycling to third parties increased approximately 51% for the first quarter of 2008 compared to the first quarter of 2007 due to higher recycling activity as a result of higher market pricing.

Cost of Sales. Consolidated cost of sales increased from $247.9 million in the three months ended March 31, 2007, to $308.1 million in the three months ended March 31, 2008, an increase of $60.2 million or 24%. Most of the increase is attributable to the volume increase. The increase includes a $7.5 million negative impact due to an increase in the LIFO reserve (refer to Note 3) offset by a $3.2 million gain for OPEB from a change in accounting principle (refer to Note 5).

Wise Alloys cost of sales increased from $214.2 million in the three months ended March 31, 2007 to $269.9 million in the three months ended March 31, 2008, an increase of $55.7 million or 26%. Metal costs, representing 70% of Alloys cost of sales in the first quarter of 2007 and 68% in the first quarter of 2008, increased from $150.2 million in the first quarter of 2007 to $184.5 million in the first quarter of 2008, an increase of $34.3 million or 23%. The increase is attributable to higher shipments which increased 17%. This was partially offset by an 11% decrease in natural gas cost from $9.21 per mmBTU’s for the three months ended March 31, 2007 to $8.19 per mmBTU’s for the three months ended March 31, 2008.

Wise Recycling cost of sales associated with third party sales increased from $26.9 million in the three months ended March 31, 2007 to $36.4 million in the three months ended March 31, 2008, an increase of 35%. The increase can be attributed to the increased volumes at Recycling.

Selling, General and Administrative. Selling, general and administrative expense was $3.0 million in both the first quarter of 2007 and in the first quarter of 2008.

Interest Expense and Fees. Interest expense and fees decreased from $9.1 million in the first quarter of 2007 to $8.7 million in the first quarter of 2008 due to lower interest rates. LIBOR rates decreased from 4.46% at December 31, 2007 to 2.71% at March 31, 2008.

Mark-to-Market for Contracts under SFAS No. 133. This represents the non-cash gain or loss recognized from changes in the value of our derivative financial instruments. The unrealized gains or losses were primarily a result of forward contracts entered into to hedge the cost of natural gas and aluminum. The fair value increase during the first quarter of 2007 was $11.0 million compared to a decrease of $4.2 million during the first quarter of 2008.

Liquidity and Capital Resources

Our principal sources of cash to fund liquidity needs are net cash provided by operating activities and availability under our revolving senior secured credit facility described in Note 4 to our Consolidated Financial Statements. We anticipate that our primary liquidity needs will be for debt service, working capital (including potential increased margin deposits associated with derivatives) and capital expenditures. Our debt service costs and working capital requirements have increased as a result of increased aluminum prices. We believe that cash generated from operations, available borrowings under our senior revolving secured credit facility and other indebtedness will be sufficient to enable us to meet our liquidity requirements in the foreseeable future.

The following discusses material changes in our liquidity and capital resources in the three months ended March 31, 2008.

As of March 31, 2008, the outstanding balance on our revolving line of credit facility was $203.6 million. In addition, we had approximately $1.7 million of outstanding letters of credit against our $207.5 million revolving credit line. On April 25, 2008, the Company increased the revolving line from $207.5 million to $278.0 million and extended the term to May 5, 2010. Our senior credit agreement and indenture agreement contain restrictive covenants. These covenants may constrain our activities and limit our operational and financial flexibility. The failure to comply with these covenants could result in an event of default, which, if not cured or waived, could have a material adverse effect on our business, financial condition, and results of operations. The facility is considered short term due to the use of a lockbox as well as material adverse effect language within the agreement. The terms of the credit facility permit us to enter into various forms of additional financing with varying amounts. See Note 3 of the Notes to the Condensed Consolidated Financial Statements above for further discussion. Furthermore, we frequently offer cash discounts for early payment against receivables from our major can sheet customers which can also increase overall liquidity.

Our liquidity has been directly impacted by aluminum prices which have increased steadily and dramatically since 2002. Average aluminum prices in 2002 were 65.4 cents per pound and have risen over 90% to average $1.24 per pound for the three months ended March 31, 2008. These price increases have impacted and are continuing to impact our working capital requirements resulting in higher outstanding debt supported by higher levels of receivables and inventory. Our net liquidity is determined based on a standard borrowing base formula which accounts for the collateral value of inventory and receivables on a basis approximating the lower of current cost (on a first-in-first-out, or FIFO basis) or fair market value. This borrowing base is then compared to the outstanding loan balance including outstanding letters of credit to determine a net amount available for additional borrowings. Our liquidity could also be hampered if we incurred significant unexpected increases in necessary capital expenditures. Significant increases in volumes could also impact our liquidity. See Item 1A, “Risk Factors” in our annual report on Form 10-K, for the year ended December 31, 2007, filed on May 7, 2008, for certain circumstances that could adversely affect our liquidity. Decreased sales or lower margins could have a material adverse effect on our liquidity. While the metal price ceilings materially impacted sales in 2006, the Company expects to have no impact from metal price ceilings in 2008.

If we do not comply with these or other covenants and restrictions contained in our senior secured credit facility, the indenture and other agreements governing our indebtedness, we could be in default under those agreements, and the debt under those instruments, together with accrued interest, could then be declared immediately due and payable. If we default under our senior secured credit facility, the lenders could cause all of our outstanding debt obligations under our senior secured credit facility to become due and payable, require us to apply all of our cash to repay the indebtedness or prevent us from making debt service payments on any other indebtedness we owe. In addition, any default under our senior secured credit facility or agreements governing our other indebtedness could lead to an acceleration of debt under other debt instruments that contain cross-acceleration or cross-default provisions. If the indebtedness under our senior secured credit facility and indenture is accelerated, we may have to seek other sources of financing or otherwise may not have sufficient assets to repay amounts due under our senior secured credit facility, our senior secured notes or under other debt securities then outstanding. Our ability to comply with these provisions of our senior secured credit facility, the indenture and other agreements governing our other indebtedness may be affected by changes in economic or business conditions or other events beyond our control. The fair value of the Company’s debt at March 31, 2008 was $335.0 million compared to $278.8 million at December 31, 2007 due mostly to the increased borrowings under the revolving line of credit.

On April 25, 2008, the Company entered into an Amendment No. 13 to its revolving credit facility (“Amendment No. 13”) to increase the maximum credit under the loan from $207.5 million to $278 million. Under Amendment No. 13, the applicable interest rates for the loan will range either from 0.50% - 1.00% over the prime interest rate or 2.75% - 3.25% over the LIBOR rate, and will be based upon the EBITDA of the Company for the immediately preceding two (2), three (3) or four (4) fiscal quarter periods. To accommodate the increased maximum credit, certain sub-limits in the revolving credit facility have been increased. The term of the credit facility has also been extended from May 5, 2009 to May 5, 2010. Additionally, breach of the covenant requiring that the Company furnish to the Agent under the loan agreement audited and unaudited consolidated financial statements of the Company and its subsidiaries within ninety days of the end of the fiscal year ended December 31, 2007 was waived.

As part of the April 25, 2008 amendment, the RSA, an equity owner of the Company, has agreed to participate in the revolving credit facility as a pari passu lender with a total commitment of $96 million. As consideration for the RSA’s participation in the credit facility, the Company and the RSA agreed to enter into an amendment to the existing master equipment lease to increase the amount available under the lease by $4 million and increase the interest rate under the lease from 10.7% to 13.7%. The master equipment lease, as amended, now expires May 5, 2010. In addition, the Company and the RSA entered into a fee letter agreement which requires the Company to pay the RSA certain deferred fees which, in conjunction with the increased interest rate under the amended master equipment lease, will ensure that the rate of return for the amount outstanding under the RSA commitment equals, but does not exceed 8.5%. The requirement to pay these deferred fees will be assessed on a monthly basis.

Effective April 10, 2008 the Company executed an asset sale agreement with a financial institution that allowed the Company to sell certain accounts receivable up to $15 million on a non-recourse basis. On April 18, 2008, the facility was further increased to $25 million. This agreement expired on April 30, 2008.

Three months ended March 31, 2008 and 2007.

Operating Activities. During the three months ended March 31, 2008, net cash used in operating activities was $52.5 million, compared to $16.2 million during the three months ended March 31, 2007. Fluctuations in cash used in and provided by operating activities are subject to changing working capital requirements especially for accounts receivable and inventory. In the first quarter of 2007, receivables decreased from $104.1 million at December 31, 2006, to $90.9 million at March 31, 2007, a decrease of $13.2 million. The receivables at December 31, 2006, were relatively high as a result of a significant can sheet customer who had increased its order rate significantly at the end of the year leading to a temporary increase in accounts receivable and a corresponding decrease in inventory levels. This also contributed to a $37.8 million increase in inventory from December 31, 2006 to March 31, 2007. In the first quarter of 2008, receivables increased from $77.5 million at December 31, 2007, to $130.4 million at March 31, 2008, an increase of $52.9 million. The receivables increase was due mostly to increased orders in the first quarter of 2008 including a significant increase in foreign shipments with longer terms. This also contributed to a $74.1 million increase in inventory from December 31, 2007 to March 31, 2008. Accounts payable increased $57.0 million from December 31, 2007 to March 31, 2008 resulting from increased inventory requirements and increase raw material pricing.

Investing Activities. In the three months ended March 31, 2008, our capital expenditures were $3.4 million, compared to $3.2 million during the same period in 2007. Both three month periods included some significant projects leading to relatively higher expenditures including planned furnace rebuilds. The Company is continuing the next step in a program to further diversify industry product offerings by adding increased width to its aluminum can-stock capabilities. The results of this phase will extend the width of Wise Alloys can stock from 60 inches to 72 inches by the end of 2008. This project will allow Wise Alloys’ can-sheet product to also become available to beverage-can producers that use “14 and 15 out” extended-width cupping presses in their manufacturing process.

Financing Activities. Net cash provided by financing activities was $56.1 million in the three months ended March 31, 2008, compared to $19.6 million in the first three months of 2007. Net cash provided by financing activities was related to the increased borrowings under the revolving line of credit to fund increased working capital needs due to an increase in inventories in 2008 and primarily due to higher aluminum prices in 2008. The Company is also subject to increased terms on its foreign sales contracts.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See Item 7A of the Company’s Annual Report on Form 10-K, for the year ended December 31, 2007, filed on May 7, 2008. There have been no significant changes to market risk.

ITEM 4T.	CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures

As of March 31, 2008, our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), has conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Securities Exchange Act Rule 13a-15(e), as amended). Based on the evaluation, our CEO and CFO concluded that our disclosure controls and procedures as of March 31, 2008 were not effective because of a material weakness in internal control over financial reporting described below.

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

(d) Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the first fiscal quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company is a defendant in an action brought by M&A Capital, LLC (M&A). In a suit dated May 8, 2008, M&A is seeking payment of fees in the amount of $1.4 million related to a financial advisory engagement. Wise Metals has hired counsel and is vigorously contesting this lawsuit and believes it has meritorious defenses. The Company believes that it is not currently possible to estimate the ultimate outcome of this litigation. As a result, no expense for any potential adverse outcome of this matter has been recorded in the consolidated financial statements.

As of March 31, 2008, the Company had no other known probable exposures relating to claims, environmental matters, or other legal proceedings that are expected to have a material adverse effect on the Company. There can be no assurance, however, that unanticipated events will not require the Company to increase the amount it has accrued for any matter or accrue for a matter that has not been previously accrued because it was not considered probable. While it is possible that the increase or establishment of an accrual could have a material adverse effect on the Company’s financial results for any particular fiscal quarter or year, in the opinion of management there exists no known potential exposure that would have a material adverse effect on the financial condition or on the financial results of the Company beyond such fiscal quarter or year.

ITEM 1A.	RISK FACTORS

There were no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K, for the year ended December 31, 2007, filed on May 7, 2008.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

10.54	Preferability letter regarding change in accounting principle.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WISE METALS GROUP LLC

Dated: June 20, 2008	/s/ David D’Addario
David D’Addario
Chairman and Chief Executive Officer

/s/ Kenneth Stastny
Kenneth Stastny
Chief Financial Officer