Form 10-Q
period 2008-06-30
Wise Metals Group LLC
filed 2008-08-14
CIK 1297014

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Wise Metals Group LLC

Condensed Consolidated Balance Sheets

(In thousands)

	June 30, 2008	December 31, 2007
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,720	$1,447
Broker deposits	996	902
Accounts receivable, less allowance for doubtful accounts ($385 in 2008 and $531 in 2007)	165,031	77,526
Inventories	227,383	165,791
Fair value of contracts under SFAS 133	1,220	4,153
Other current assets	7,065	3,765

Total current assets	403,415	253,584
Non-current assets:
Property and equipment, net	94,654	92,184
Other assets	8,127	7,368
Goodwill	283	283

Total non-current assets	103,064	99,835

Total assets	$506,479	$353,419

Liabilities and members’ deficit
Current liabilities:
Accounts payable	$182,550	$103,235
Current portion of long-term debt	3,997	4,276
Borrowings under revolving credit facility	239,614	147,778
Fair value of contracts under SFAS 133	763	353
Accrued expenses, payroll and other	15,323	15,557

Total current liabilities	442,247	271,199
Non-current liabilities:
Term loans, less current portion	27,040	24,463
Senior notes	150,000	150,000
Accrued pension and other post retirement obligations	3,284	3,284
Other liabilities	916	1,616

Total non-current liabilities	181,240	179,363
Redeemable preferred membership interest (liquidation preference of $80,625 as of June 30, 2008)	79,686	75,828
Members’ deficit
Members’ deficit	(196,572)	(176,557)
Accumulated other comprehensive (deficit) income	(122)	3,586

Total members’ deficit	(196,694)	(172,971)

Total liabilities, redeemable preferred membership interest, and members’ deficit	$506,479	$353,419

See accompanying notes.

Wise Metals Group LLC

Condensed Consolidated Statements of Operations

(In thousands)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Sales	$350,003	$284,008	$665,666	$536,523
Cost of sales	346,019	273,835	654,087	521,684

Gross profit	3,984	10,173	11,579	14,839
Operating expenses:
Selling, general, and administrative	2,792	2,468	5,711	5,482

Operating income	1,192	7,705	5,868	9,357
Other (expense) income:
Interest expense	(9,587)	(9,308)	(18,333)	(18,414)
Unrealized (loss) gain on derivative instruments	(6)	(3,336)	(4,223)	7,683

Net loss	$(8,401)	$(4,939)	$(16,688)	$(1,374)
Accretion of redeemable preferred membership interest	(1,929)	—	(3,858)	—

Net loss attributable to members	$(10,330)	$(4,939)	$(20,546)	$(1,374)

See accompanying notes.

Wise Metals Group LLC

Condensed Consolidated Statements of Cash Flows

(In Thousands)

(Unaudited)

	Six months ended June 30,
	2008	2007
Cash flows from operating activities
Net loss	$(16,688)	$(1,374)
Adjustments to reconcile net loss income to net cash used in operating activities:
Depreciation and amortization	7,052	6,551
Amortization of deferred financing fees	1,066	984
Recognition of unrealized actuarial gain from other post retirement benefits	(3,178)	—
LIFO provision	17,500	—
Employee retirement benefits	(1,548)	(1,679)
Unrealized losses (gains) on derivative instruments	4,223	(7,683)
Changes in operating assets and liabilities:
Broker deposits	(94)	6,410
Accounts receivable	(87,505)	(13,077)
Inventories	(79,092)	(28,384)
Other current assets	(3,300)	22
Accounts payable	79,315	19,378
Accrued expenses, payroll and other	(2,090)	24

Net cash used in operating activities	(84,339)	(18,828)

Cash flows from investing activities
Purchase of equipment	(9,522)	(8,184)

Net cash used in investing activities	(9,522)	(8,184)

Cash flows from financing activities
Net issuance of short-term borrowings	91,836	15,353
Proceeds from sale-financing transaction	4,000	14,950
Payments on long-term obligations	(1,702)	(1,500)

Net cash provided by financing activities	94,134	28,803

Net increase in cash and cash equivalents	273	1,791
Cash and cash equivalents at beginning of period	1,447	2,280

Cash and cash equivalents at end of period	$1,720	$4,071

See accompanying notes.

Wise Metals Group LLC

Notes to Condensed Consolidated Financial Statements

June 30, 2008

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

2. Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements are presented in accordance with generally accepted accounting principles for interim financial information and with the requirements of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the disclosures normally required by accounting principles generally accepted in the United States of America for complete financial statements. The condensed consolidated financial statements have been prepared in accordance with the Company’s customary accounting practices and, in the opinion of management, all adjustments necessary to fairly present the financial position, results of operations and cash flows for the reported interim periods have been made and were of a normal recurring nature. Operating results for the three and six month periods ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. For further information, refer to the consolidated financial statements and Notes included in the Company’s Annual Report on Form 10-K, for the year ended December 31, 2007, filed May 7, 2008. The accompanying condensed consolidated financial statements include the accounts of Wise Metals Group LLC and its subsidiaries. Intercompany transactions have been eliminated in consolidation.

Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid investments with a maturity date of three months or less when purchased. Included in accounts payable were book overdraft amounts of $7,075 and $4,329 at June 30, 2008 and December 31, 2007, respectively.

Broker Deposits

Broker deposits generally consist of cash on deposit with brokers to support lines of credit associated with the Company’s derivative and hedging activity. At June 30, 2008 and December 31, 2007 substantially all broker deposits were on deposit with brokers associated with derivative and hedging activity as more fully described below. Broker deposits also include restricted cash of $250 with financial institutions.

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

A summary of the fair value of the Company’s derivative instruments is as follows:

Description of Derivative Instrument	Fair value at June 30, 2008	Fair value at December 31, 2007
Aluminum derivatives assets	$1,220	$4,153
Aluminum derivatives liabilities	(763)	—
Natural gas derivatives liabilities	—	(353)

	$457	$3,800

Unrealized gain (loss) amounts recorded were as follows:

Description of Derivative Instrument	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Aluminum futures and options	$(6)	$(2,493)	$(4,578)	$4,526
Natural gas futures and options	—	(843)	355	3,157

	$(6)	$(3,336)	$(4,223)	$7,683

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

Long-Lived Assets

The Company continually evaluates whether events and circumstances have occurred that indicate the remaining estimated useful life of long-lived assets may warrant revision or that the remaining balance may not be recoverable. These factors may include a significant deterioration of operating results, changes in business plans, or changes in anticipated cash flows. When factors indicate that an asset should be evaluated for possible impairment, the Company reviews long-lived assets to assess recoverability from future operations using undiscounted cash flows. Impairments are recognized in earnings to the extent that the carrying value exceeds fair value

New Accounting Pronouncements

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), effective January 1, 2008, which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. Issued in February 2008, FASB Staff Positions (“FSP”) 157-1 “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” removed leasing transactions accounted for under Statement 13 and related guidance from the scope of SFAS No. 157. FSP 157-2 “Partial Deferral of the Effective Date of Statement 157” (FSP 157-2), deferred the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008. We are evaluating any potential impact of the adoption of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities on our financial statements.

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

The Company endeavors to utilize the best available information in measuring fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table sets forth the Company’s financial assets and liabilities that were accounted for, at fair value on a recurring basis as of June 30, 2008 and the level in the fair value hierarchy:

		Fair Value Measurements at Reporting Date Using
Description	Total fair value in the Consolidated Balance Sheet	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Derivatives Assets	$1,220	$470	$750	$—
Derivatives Liabilities	(763)	(763)	—	—

Net Derivative Asset (Liabilities)	$457	$(293)	$750	$—

The Company’s derivative financial assets and liabilities have historically been aluminum and natural gas forward contracts, and aluminum option contracts. As of June 30, 2008, we had no natural gas forward contracts.

Aluminum futures contracts are fair valued using market prices as published by the London Metal Exchange, which is an active market (Level 1). Aluminum option contracts are valued using a Black Scholes model with observable market inputs for aluminum and interest rates (Level 2).

Reclassification

For comparability, the 2007 financial statements reflect reclassifications where appropriate to conform to the financial statements presentation used in 2008.

3. Inventories

Inventories consisted of the following:

	June 30, 2008	December 31, 2007
Manufacturing inventories:
Raw materials	$157,757	$89,486
Work in progress	74,860	72,986
Finished goods	51,712	44,853
LIFO reserve	(77,654)	(60,154)

Total manufacturing inventories	206,675	147,171
Supplies inventory	20,708	18,620

Total inventories	$227,383	$165,791

Manufacturing inventories are stated at the lower of cost or market based on the last-in, first-out (LIFO) method. If the first-in, first-out (FIFO) method had been used at June 30, 2008, inventories would have been approximately $77,654 higher and at December 31, 2007, inventories would have been approximately $60,154 higher. The Company has recognized a $17.5 million increase to the LIFO reserve which represents approximately 50% of the expected reserve adjustment at December 31, 2008 based on management’s expectation of year end inventory levels and cost. An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Interim LIFO calculations must necessarily be based on management’s estimates of expected year-end inventory levels and costs dependent upon prevailing aluminum costs and other factors which are beyond management’s control. Accordingly, management’s estimates of the effects of LIFO calculations on inventories and costs of sales are subject to change prior to the year-end calculation.

4. Financing Arrangements

Debt consists of the following at:

	June 30, 2008	December 31, 2007
Revolving and secured credit facility	$239,614	$147,778
Senior 10.25% notes due 2012	150,000	150,000
Other notes payable	31,037	28,739

	420,651	326,517
Less current portion	(243,611)	(152,054)

	$177,040	$174,463

Revolving and secured credit facility

The total available credit under the revolving credit facility is $278 million which represents the Company’s primary source of liquidity for working capital needs. At June 30, 2008, the Company had drawn $239.6 million on this facility. Available borrowings under the revolving credit agreement at June 30, 2008 were $7.3 million. In addition, the Company had approximately $1.3 million of outstanding letters of credit against our $278 million revolving credit line. The facility is due to expire on May 5, 2010. The facility is considered short term due to the use of a lockbox as well as material adverse effect language within the agreement. The Company’s ability to borrow the full available amount of the credit facility is limited by the available borrowing base under the revolving credit facility as determined based on a borrowing base formula which relates to the collateral value of trade receivables and inventory on a basis approximating the lower of current cost (on a first-in first-out or FIFO basis) or fair market value. This borrowing base is then compared to the outstanding loan balance (including outstanding letters of credit) to determine a net amount available for additional borrowings (“Availability”).

On April 25, 2008, the Company entered into an Amendment No. 13 to its revolving credit facility (“Amendment No. 13”) to increase the maximum credit under the loan from $207.5 million to $278 million with a Company option to increase the line to $300 million. Under Amendment No. 13, the applicable interest rates for the loan will range either from 0.50% - 1.00% over the prime interest rate or 2.75% - 3.25% over the LIBOR rate, and will be based upon the EBITDA (defined as earnings before income taxes, interest expense and fees, net, and depreciation and amortization, adjusted to exclude early extinguishment of debt, income from affiliate, nonrecurring charges, severance charges and credits, LIFO adjustments, cumulative effect of change in accounting principle and mark-to-market adjustment for contracts under SFAS No. 133) of the Company for the immediately preceding two (2), three (3) or four (4) fiscal quarter periods. To accommodate the increased maximum credit, certain sub-limits in the revolving credit facility related to working capital levels have been increased. The term of the credit facility has also been extended from May 5, 2009 to May 5, 2010. Additionally, breach of the covenant requiring that the Company furnish to the Agent under the loan agreement audited and unaudited consolidated financial statements of the Company and its subsidiaries within ninety days of the end of the fiscal year ended December 31, 2007 was waived. The prime rate at June 30, 2008 was 5.00% and LIBOR was 3.31%.

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

Other notes payable and capital lease obligations

As part of the April 25, 2008 amendment to the revolving credit facility, the RSA, an equity owner of the Company, has agreed to participate in the revolving credit facility as a pari passu lender with a total commitment of $96 million. As consideration for the RSA’s participation in the credit facility, the Company and the RSA agreed to enter into an amendment to the existing master equipment lease to increase the amount available under the lease by $4 million and increase the interest rate under the lease from 10.7% to 13.7%. The master equipment lease, as amended, now expires May 5, 2010. In addition, the Company and the RSA entered into a fee letter agreement which requires the Company to pay the RSA certain deferred fees which, in conjunction with the increased interest rate under the amended master equipment lease, will ensure that the rate of return for the amount outstanding under the RSA commitment equals, but does not exceed 8.5%. The requirement to pay these deferred fees will be assessed on a monthly basis.

Effective April 10, 2008, the Company executed an asset sale agreement with a financial institution that allowed the Company to sell certain accounts receivable up to $15 million on a non-recourse basis. On April 18, 2008, the facility was further increased to $25 million. This agreement expired on April 30, 2008. As of June 30, 2008 there were no receivables outstanding under this agreement.

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

The Company also established post-retirement benefit plans for all hourly and salaried employees effective April 1, 1999. The union employees who become eligible to retire under the defined benefit plan, and are not a part of the unions that have elected the multi-employer option, will retain health benefits and certain other benefits for life. Salaried employees who retire after age 60 with a combined 10 years service with Wise Alloys LLC and the previous owner of the Wise Alloys facilities will be eligible for medical benefits until age 65. The union contract ended on October 31, 2007. On November 1, 2007, the Company outsourced its maintenance function to ABB, an international company specializing in maintenance in a manufacturing environment. This resulted in a reduction of Wise employees. This event was treated as a curtailment.

The Company reached agreement with the labor unions at the Alloys facility resulting in a new 5-year contract beginning November 1, 2007. As part of the agreement the union’s pension benefits will now be provided through multi-employer funds administered through the Steelworkers Pension Trust, the Central Pension Fund and the Tri-State Carpenters Fund. The Wise defined benefit pension plan was frozen as of the date of the new contract. The new agreement resulted in the Company recognizing a net curtailment gain of $9.0 million. In addition, as a result of the curtailment during the fourth quarter of 2007, there was a $4,180 unrealized gain as of December 31, 2007.

During the first quarter of 2008, the Company elected to make a change in the manner in which it recognizes unrealized gains or losses associated with its benefit plans. Specifically, the accounting changed from the standard recognition methodology under FAS 106 and FAS 87, which is recognizing the net gain or loss that exceeds 10 percent of the greater of the accumulated postretirement benefit obligation or the market-related value of plan assets, to a methodology of fully recognizing any gain or loss in excess of 45% of the greater of (1) Accumulated Post-Retirement Benefit Obligation (“APBO”) and (2) market value of assets (“MVA”) and recognizing any gain or loss between 10% - 45% of the greater of (1) APBO and (2) MVA over the remaining service period. The Company made this change because the immediate recognition of the unrecognized gain appears to more closely resemble the actuarial equivalent of what will ultimately be paid/expensed in future periods.

As a result of the change, $3,178 of the $4,180 unrealized gain was recognized in the statement of operations in cost of sales and $531 was an adjustment to retained earnings in the first quarter of 2008 in connection with the adoption of the “one measurement” approach described below. The Company also considered the impact of the accounting change on prior years and noted that there was no impact that would require retrospective adjustment of prior years financial statements.

Effective January 1, 2008, the Company adopted the provision of Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (SFAS No. 158) to measure defined benefit plan assets and obligations as of the date of the employer’s fiscal year end using the one measurement approach. Under the one measurement approach, the Company will change the measurement date of recognizing plan assets and obligations from October 31 to December 31 for the pension and other postretirement benefit plans. Under the one measurement approach, net periodic benefit cost for the period between any early measurement date and the end of the fiscal year that the measurement provisions are applied are allocated proportionately between amounts to be recognized as an adjustment of retained earnings and net periodic benefit cost for the fiscal year. As a result of the change in measurement dates for the other post retirement salaried plan, $34 was an adjustment to retained earnings at the beginning of the year (in addition to the $531 adjustment related to the changes noted above).

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

The 2008 and 2007 amounts shown below reflect the defined benefit pension and other postretirement benefit expense for the three and six month periods ended June 30 for each year:

	Three months ended June 30				Six months ended June 30
	Pension Benefits		Other Post Retirement Benefits		Pension Benefits		Other Post Retirement Benefits
	2008	2007	2008	2007	2008	2007	2008	2007
Service cost	$34	$344	$59	$356	$68	$689	$118	$711
Interest cost	312	281	39	142	624	562	78	283
Expected return on plan assets	(412)	(273)	—	—	(824)	(547)	—	—
Amortization of prior service cost	—	9	—	—	—	18	—	—
Net loss (gain) recognition	—	11	(12)	(29)	—	22	(3,202)	(59)

Net periodic benefit cost	$(66)	$372	$86	$469	$(132)	$744	$(3,006)	$935

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

In conjunction with the transaction, deferred financing fees were incurred in the amount of $1,083 of which the amortization of those fees was $54 and $108 for the three and six months ended June 30, 2008. As of June 30, 2008, total accumulated PIK interest on the $75 million cumulative-convertible preferred membership interest was $5,625. Unamortized deferred financing fees in the amount of $939 are included as an offset to the total liquidation preference of $75 million preferred membership interest and $5,625 of accumulated PIK interest classified as “mezzanine equity” on the balance sheet.

Total liquidation preference as of June 30, 2008 is $80,625 and total accretion of redeemable preferred membership interest for the three and six months ended June 30, 2008 is $1,929 and $3,858, respectively, which would increase the net loss attributable to members. In the event of any liquidation, dissolution or winding up of the Company, the preferred members are entitled to receive distributions before any distributions to the members.

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

In connection with our acquisition of the Listerhill facility in 1999, a consultant performed a soil and groundwater investigation (“Phase II Report”) to identify any environmental issues at the various plants that comprise the Listerhill facility. That Phase II Report identified certain on-site environmental areas of concern that may potentially require investigation or remediation and provided a then-present value estimate of approximately $18 million to address them. Pursuant to the Listerhill facility purchase agreement, the prior owner of the Listerhill facility, Reynolds, now Alcoa, is required to perform the work necessary and to indemnify the Company against the environmental matters required by applicable law to be addressed that are identified in the Phase II Report and any other such environmental liabilities attributable to Reynolds that were identified on or before March 31, 2004 subject to certain limitations. Alcoa disagrees with the cost estimates contained in the Phase II Report and has stated that it estimates that the environmental issues identified in the Phase II Report will cost less than $18 million to remediate. Although Alcoa has conducted some on-site environmental investigations and sampling and has submitted reports to the Alabama Department of Environmental Management (“ADEM”) regarding most of the on-site areas of concern, and it has commenced cleanup activities with respect to some of the areas of concern, Alcoa has not yet commenced cleanup activities with respect to some of the areas of concern.

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

In November 2006, the Company received notice from the U.S. Environmental Protection Agency (“EPA”) regarding certain alleged violations of the Clean Air Act. The Company disputes some of the alleged violations and has initiated actions to come into compliance with the relevant requirements. Settlement discussions with the EPA have been ongoing since that time. The U.S. Department of Justice (DOJ) joined these discussions in December 2007. The government has indicated its intent to resolve the violations through a judicial consent decree, including the payment of civil penalties and implementation of certain injunctive relief projects by the Company. The Company has made an offer to resolve the alleged violations and is awaiting a response from the government. Discussions with the government are ongoing. The Company believes it is properly accrued for this contingency and, accordingly, the ultimate resolution of these matters is not expected to have a material adverse effect on the Company’s consolidated financial statements.

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

In July 2008, the National Labor Relations Board issued a consolidated complaint against the Company which alleges that the Company failed to pay termination benefits to certain former employees represented by unions that, as of November 1, 2007, no longer represent any employees at the Company. The complaint seeks benefits on behalf of a group of former employees but does not seek a specific amount for relief. The case will be tried during the fourth quarter of 2008 and no decision is expected before the end of the year. Wise Metals is vigorously contesting this complaint and believes it has meritorious defenses. The Company believes it is properly accrued for this contingency and, accordingly, the ultimate resolution of these matters is not expected to have a material adverse effect on the Company’s consolidated financial statements.

The Company is subject to certain monthly purchase commitments for raw materials. The amount of inventory under this commitment not yet received was $104,896 and $34,491 as of June 30, 2008 and December 31, 2007, respectively.

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

We have concluded that TMC is not a reportable segment because it is not significant to our consolidated operations and represents less than 10% of our revenues and its absolute profit or loss represents less than 10% of our absolute profit or loss in each of the years ended December 31, 2007, 2006 and 2005 and for the three and six months ended June 30, 2008. Additionally, TMC’s assets were less than 10% of the combined assets of our operating segments as of December 31, 2007 and 2006 and as of June 30, 2008. Financial information about TMC is included in the “Other” caption in the tables below.

The following table sets forth information on the Company’s reportable segments:

	Three Months Ended		Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Net Sales
Alloys	$298,338	$239,348	$573,378	$462,014
Recycling – (Note 1)	51,009	44,034	91,074	73,305
Other	656	626	1,214	1,204

Net sales	$350,003	$284,008	$665,666	$536,523

Segment profit
Alloys	$11,183	$2,799	$31,889	$11,083
Recycling – (Note 1)	3,365	3,307	5,493	5,247

Segment profit	14,548	6,106	37,382	16,330
LIFO adjustments	(10,000)	—	(17,500)	—
Unrealized (loss) gain on derivative instrument	(6)	(3,336)	(4,223)	7,683
Corporate and other undistributed expenses, net	(12,943)	(7,709)	(32,347)	(25,387)

Net loss	$(8,401)	$(4,939)	$(16,688)	$(1,374)

Note 1: The Company has eliminated all intercompany sales and cost of sales associated with transfers of recycled aluminum from Recycling to Alloys. Recycling transfers aluminum to Alloys at market value and recognizes profit only when the sale to the end consumer is completed. Recycling transferred aluminum to Alloys with a cost of $19,671 and $36,350 for the three month periods ended June 30, 2008 and 2007, respectively, and with a cost of $32,785 and $61,935 for the six month periods ended June 30, 2008 and 2007, respectively.

	As of
	June 30, 2008	December 31, 2007
Total Assets
Alloys	$456,366	$306,902
Recycling	44,828	42,617
Corporate and other	5,285	3,900

Total assets	$506,479	$353,419

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Depreciation and Amortization
Alloys	$3,382	$3,030	$6,656	$6,205
Recycling	177	171	353	342
Corporate and other	39	4	43	4

Total depreciation and amortization	$3,598	$3,205	$7,052	$6,551

	Six months ended June 30,
	2008	2007
Capital Expenditures
Alloys	$8,492	$7,913
Recycling	599	193
Corporate and other	431	78

Total capital expenditures	$9,522	$8,184

9. Related Party Transactions

On April 25, 2008, the Company entered into an Amendment No. 13 to its revolving credit facility (“Amendment No. 13”) to increase the maximum credit under the loan from $207.5 million to $278 million. Under Amendment No. 13, the applicable interest rates for the loan are either from 0.50% - 1.00% over the prime interest rate or 2.75% - 3.25% over the LIBOR rate, and are based upon the EBITDA of the Company for the immediately preceding two (2), three (3) or four (4) fiscal quarter periods. To accommodate the increased maximum credit, certain sublimits in the revolving credit facility have been increased. The term of the credit facility has also been extended from May 5, 2009 to May 5, 2010.

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

Unlike some of our principal competitors, we do not manufacture aluminum from bauxite. Instead, we process aluminum scrap and prime aluminum manufactured by third parties. As a result, we do not have the capital requirements and high fixed costs associated with the production of prime aluminum. Historically, prices of our aluminum can sheet and other products have been directly correlated to the prices of our metal costs due to the standard industry practice of passing through metal costs to customers, subject to the impacts of metal ceiling or “price caps.”, which was an artificial limit on the price we could charge certain customers for metal, which has otherwise allowed us to maintain a relatively consistent conversion revenue, defined as net revenue less material costs, on a per pound basis. The Company expects to have no impact from metal ceilings in 2008.

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

Recent Accounting Changes

During the first quarter of 2008, the Company elected to make a change in the manner in which it recognizes unrealized gains or losses associated with its benefit plans. Specifically, the accounting changed from the standard recognition methodology under FAS 106 and FAS 87 to fully recognizing any gain or loss in excess of 45% of the greater of (1) Accumulated Post-Retirement Benefit Obligation (“APBO”) and (2) market value of assets (“MVA”) and recognizing any gain or loss between 10%—45% of the greater of (1) APBO and (2) MVA.

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), effective January 1, 2008, which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. Issued in February 2008, FASB Staff Positions (“FSP”) 157-1 “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” removed leasing transactions accounted for under Statement 13 and related guidance from the scope of SFAS No. 157. FSP 157-2 “Partial Deferral of the Effective Date of Statement 157” (FSP 157-2), deferred the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008. We are evaluating any potential impact of the adoption of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities on our financial statements.

Operating Results

Three months ended June 30, 2008 and 2007

Sales. Consolidated sales increased from $284.0 million in the three months ended June 30, 2007, to $350.0 million in the comparable period in 2008, an increase of $66.0 million or 23%. The increase was a result of higher shipments increasing from 201.4 million pounds in the three months ended June 30, 2007 to 227.7 million pounds in the second quarter of 2008. The increase was also the result of negotiated price improvements including $1 million which will not be included in future periods.

Wise Alloys sales increased from $239.3 million in the three months ended June 30, 2007 to $298.3 million in the comparable period in 2008, an increase of $59 million or 25% due to improved market pricing, negotiated price improvements and increased volume. Second quarter shipments increased from 154.0 million pounds in the three months ended June 30, 2007 to 162.1 million pounds in the second quarter of 2008, an increase of 8.1 million pounds or 5%.

Wise Recycling sales to third parties increased from $44.0 million in the three months ended June 30, 2007 to $51.0 million in the comparable period in 2008, an increase of $7.0 million or 16%. Shipments by Wise Recycling to third parties increased approximately 39% for the second quarter of 2008 over the second quarter of 2007 due to higher recycling activity and an increased presence in the ferrous market.

Cost of Sales. Consolidated cost of sales increased from $273.8 million in the three months ended June 30, 2007, to $346.0 million in the three months ended June 30, 2008, an increase of $72.2 million or 26%. The increase in consolidated cost of sales was primarily due to the increase in shipments and increased input costs.

Wise Alloys cost of sales increased from $236.5 million in the three months ended June 30, 2007 to $297.0 million in the three months ended June 30, 2008, an increase of $60.5 million or 26%. Metal costs, representing 73% of Alloys cost of sales in the second quarter of 2007 and 2008, increased from $171.7 million in the second quarter of 2007 to $215.5 million in the second quarter of 2008, an increase of $43.8 million or 26%. The increase is attributable to the 13% increase in Alloys shipments and higher metal prices. The increase was also attributable to a 38% increase in natural gas cost from $8.10 per mmBTU’s for the three months ended June 30, 2007 to $11.19 per mmBTU’s for the comparable period in 2008. Energy costs represented approximately 5% of Alloys cost of sales in the second quarter of 2007 and 2008. The increase also includes a $10.0 million negative impact due to an increase in the LIFO reserve (refer to Note 3).

Wise Recycling cost of sales associated with third party sales increased from $40.2 million in the three months ended June 30, 2007 to $47.1 million in the three months ended June 30, 2008, an increase of 17%. The increase can be attributed to the increased volumes at Recycling.

Selling, General and Administrative. Selling, general and administrative expense increased from $2.5 million in the second quarter of 2007 to $2.8 million in the second quarter of 2008.

Interest Expense and Fees. Interest expense and fees increased from $9.3 million in the second quarter of 2007 to $9.6 million in the second quarter of 2008 due to higher outstanding amounts on our line of credit which increased from $192.5 million at June 30, 2007 to $239.6 million at June 30, 2008. The increase was due to higher working capital needs caused by higher metal prices.

Mark-to-Market for Contracts under SFAS No. 133. This expense represents the non-cash gain or loss we recognized from changes in the value of our derivative financial instruments. The unrealized gains were primarily a result of forward contracts entered into to hedge the cost of natural gas and aluminum. The fair value decrease during the second quarter of 2007 was $3.3 million compared to a decrease of $6 thousand during the second quarter of 2008.

Six months ended June 30, 2008 and 2007

Sales. Consolidated sales increased from $536.5 million in the six months ended June 30, 2007, to $665.7 million in the comparable period in 2008, an increase of $129.2 million or 24%. The increase was a result of higher shipments increasing from 370.6 million pounds in the six months ended June 30, 2007 to 436.5 million pounds in the first half of 2008. The increase was also the result of negotiated price improvements including $2 million which will not be included in future periods.

Wise Alloys sales increased from $462.0 million in the six months ended June 30, 2007 to $573.4 million in the comparable period in 2008, an increase of $111.4 million or 24% due to improved market prices, negotiated price improvements and increased volume. First half shipments increased from 291.2 million pounds in the six months ended June 30, 2007 to 322.3 million pounds in the first half of 2008, an increase of 31.1 million pounds or 11%.

Wise Recycling sales to third parties increased from $73.3 million in the six months ended June 30, 2007 to $91.1 million in the comparable period in 2008, an increase of $17.8 million or 24%. Shipments by Wise Recycling to third parties increased approximately 28% for the first six months of 2008 over the first six months of 2007 due to higher recycling activity and an increased presence in the ferrous market.

Cost of Sales. Consolidated cost of sales increased from $521.7 million in the six months ended June 30, 2007 to $654.1 million in the six months ended June 30, 2007, an increase of $132.4 million or 25%. The increase in consolidated cost of sales was primarily due to the increase in shipments and increased input costs.

Wise Alloys cost of sales increased from $450.6 million in the six months ended June 30, 2007 to $558.7 million in the six months ended June 30, 2008, an increase of $108.1 million or 24%. Metal costs, representing 72% of Alloys cost of sales in the first six months of 2007 and 2008, increased from $322.2 million in 2007 to $403.6 million in 2008, an increase of $81.4 million or 25%. The increase is attributable to the 13% increase in Alloys shipments and higher metal prices. The increase also included a 10% increase in natural gas cost from $8.69 per mmBTU’s for the six months ended June 30, 2007 to $9.56 per mmBTU’s for the comparable period in 2008. Energy costs represented approximately 5% of Alloys cost of sales in the first six months of 2007 and 2008. The increase also includes a $17.5 million negative impact due to an increase in the LIFO reserve (refer to Note 3 to our Consolidated Financial Statements).

Wise Recycling cost of sales associated with third party sales increased from $67.1 million in the six months ended June 30, 2007 to $84.6 million in the six months ended June 30, 2008, an increase of 26%. The increase can be attributed to the increased volumes at Recycling.

Selling, General and Administrative. Selling, general and administrative expense was $5.5 million in the first six months of 2007 and $5.7 million in the first six months of 2008.

Interest Expense and Fees. Interest expense and fees increased from $18.4 million in the first six months of 2007 to $18.3 million in the first six months of 2008. This includes higher outstanding amounts on our line of credit which increased from $192.5 million at June 30, 2007 to $239.6 million at June 30, 2008. The increase was due to higher working capital needs caused by higher metal prices.

Mark-to-Market for Contracts under SFAS No. 133. This income represents the non-cash gain we recognized from changes in the value of our derivative financial instruments. The unrealized gains were primarily a result of forward contracts entered into to hedge the cost of natural gas and aluminum. The fair value increase during the first six months of 2007 was $7.7 million compared to a decrease of $4.2 million during the first six months of 2008.

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

The following discusses material changes in our liquidity and capital resources in the six months ended June 30, 2008.

As of June 30, 2008, the outstanding balance on our revolving line of credit facility was $239.6 million. Available borrowings under the revolving credit agreement at June 30, 2008 were $7.3 million. In addition, we had approximately $1.3 million of outstanding letters of credit against our $278 million revolving credit line. On April 25, 2008, the Company increased the revolving line from $207.5 million to $278.0 million and extended the term to May 5, 2010. Our senior credit agreement and indenture agreement contain restrictive covenants. These covenants may constrain our activities and limit our operational and financial flexibility. The failure to comply with these covenants could result in an event of default, which, if not cured or waived, could have a material adverse effect on our business, financial condition, and results of operations. The facility is considered short term due to the use of a lockbox as well as material adverse effect language within the agreement. The terms of the credit facility permit us to enter into various forms of additional financing with varying amounts. See Note 4 of the Notes to the Condensed Consolidated Financial Statements above for further discussion. Furthermore, we frequently offer cash discounts for early payment against receivables from our major can sheet customers which can also increase overall liquidity.

Our liquidity has been directly impacted by aluminum prices which have increased steadily and dramatically since 2002. Average aluminum prices in 2002 were 65.4 cents per pound and have risen 103% to average $1.33 per pound for the six months ended June 30, 2008. These price increases have impacted and are continuing to impact our working capital requirements resulting in higher outstanding debt supported by higher levels of receivables and inventory. Our net liquidity is determined based on a standard borrowing base formula which accounts for the collateral value of inventory and receivables on a basis approximating the lower of current cost (on a first-in-first-out, or FIFO basis) or fair market value. This borrowing base is then compared to the outstanding loan balance including outstanding letters of credit to determine a net amount available for additional borrowings. Our liquidity could also be hampered if we incurred significant unexpected increases in necessary capital expenditures. Significant increases in volumes could also impact our liquidity. See Item 1A, “Risk Factors” in our annual report on Form 10-K, for the year ended December 31, 2007, filed on May 7, 2008, for certain circumstances that could adversely affect our liquidity. Decreased sales or lower margins could have a material adverse effect on our liquidity. While the metal price ceilings materially impacted sales in 2006, the Company expects to have no impact from metal price ceilings in 2008.

If we do not comply with these or other covenants and restrictions contained in our senior secured credit facility, the indenture and other agreements governing our indebtedness, we could be in default under those agreements, and the debt under those instruments, together with accrued interest, could then be declared immediately due and payable. If we default under our senior secured credit facility, the lenders could cause all of our outstanding debt obligations under our senior secured credit facility to become due and payable, require us to apply all of our cash to repay the indebtedness or prevent us from making debt service payments on any other indebtedness we owe. In addition, any default under our senior secured credit facility or agreements governing our other indebtedness could lead to an acceleration of debt under other debt instruments that contain cross-acceleration or cross-default provisions. If the indebtedness under our senior secured credit facility and indenture is accelerated, we may have to seek other sources of financing or otherwise may not have sufficient assets to repay amounts due under our senior secured credit facility, our senior secured notes or under other debt securities then outstanding. Our ability to comply with these provisions of our senior secured credit facility, the indenture and other agreements governing our other indebtedness may be affected by changes in economic or business conditions or other events beyond our control. The fair value of the Company’s debt at June 30, 2008 was $367.1 million compared to $278.8 million at December 31, 2007 due mostly to the increased borrowings under the revolving line of credit.

On April 25, 2008, the Company entered into an Amendment No. 13 to its revolving credit facility (“Amendment No. 13”) to increase the maximum credit under the loan from $207.5 million to $278 million with a Company option to increase the line to $300 million. Under Amendment No. 13, the applicable interest rates for the loan are either from 0.50%—1.00% over the prime interest rate or 2.75%—3.25% over the LIBOR rate, and are based upon the EBITDA of the Company for the immediately preceding two (2), three (3) or four (4) fiscal quarter periods. To accommodate the increased maximum credit, certain sub-limits in the revolving credit facility have been increased. The term of the credit facility has also been extended from May 5, 2009 to May 5, 2010.

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

Effective April 10, 2008 the Company executed an asset sale agreement with a financial institution that allowed the Company to sell certain accounts receivable up to $15 million on a non-recourse basis. On April 18, 2008, the facility was further increased to $25 million. This agreement expired on April 30, 2008. As of June 30, 2008 there were no receivables outstanding under this agreement.

Six months ended June 30, 2008 and 2007.

Operating Activities. During the six months ended June 30, 2008, net cash used in operating activities was $84.3 million, compared to $18.8 million during the six months ended June 30, 2007. Fluctuations in cash used in and provided by operating activities are subject to changing working capital requirements especially for accounts receivable and inventory. In the first half of 2007, receivables increased from $104.1 million at December 31, 2006, to $117.2 million at June 30, 2007, an increase of $13.1 million. The receivables at December 31, 2006, were relatively high as a result of a significant can sheet customer who had increased its order rate significantly at the end of the year leading to an increase in accounts receivable and a corresponding decrease in inventory levels. This also contributed to a $28.4 million increase in inventory from December 31, 2006 to June 30, 2007. This was somewhat offset by aluminum prices, which decreased from an average of $1.31 per pound in December 2006 to an average of $1.24 per pound in June 2007. In the first half of 2008, receivables increased from $77.5 million at December 31, 2007, to 165.0 million at June 30, 2008, an increase of $87.5 million. The receivables increase was due mostly to increased sales in the first half of 2008 including a significant increase in foreign shipments with longer terms. Inventory increased by $61.6 million from December 31, 2007 to June 30, 2008 in order to meet increased customer demand and expected sales. Accounts payable increased $79.3 million from December 31, 2007 to June 30, 2008 resulting from increased inventory requirements and increase raw material pricing.

Investing Activities. In the three months ended June 30, 2008, our capital expenditures were $9.5 million, compared to $8.2 million during the same period in 2007. Both six month periods included some significant projects leading to relatively higher expenditures including planned furnace rebuilds. The Company is continuing the next step in a program to further diversify industry product offerings by adding increased width to its aluminum can-stock capabilities. The results of this phase will extend the width of Wise Alloys can stock from 60 inches to 72 inches by the end of 2008. This project will allow Wise Alloys’ can-sheet product to also become available to beverage-can producers that use “14 and 15 out” extended-width cupping presses in their manufacturing process.

Financing Activities. Net cash provided by financing activities was $94.1 million in the six months ended June 30, 2008, compared to $28.8 million in the first three months of 2007. The increase in the net cash provided by financing activities was related to the increased borrowings under the revolving line of credit to fund increased working capital needs due to an increase in inventories in 2008 and primarily due to higher aluminum prices in 2008. The Company is also subject to increased terms on its foreign sales contracts.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See Item 7A of the Company’s Annual Report on Form 10-K, for the year ended December 31, 2007, filed on May 7, 2008. There have been no significant changes to market risk.

ITEM 4T.	CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures

As of June 30, 2008, our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), has conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Securities Exchange Act Rule 13a-15(e), as amended). Based on the evaluation, our CEO and CFO concluded that our disclosure controls and procedures as of June 30, 2008 were not effective because of a material weakness in internal control over financial reporting described below.

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

(d) Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the second fiscal quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In November 2006, the Company received notice from the U.S. Environmental Protection Agency (“EPA”) regarding certain alleged violations of the Clean Air Act. The Company disputes some of the alleged violations and has initiated actions to come into compliance with the relevant requirements. Settlement discussions with the EPA have been ongoing since that time. The U.S. Department of Justice (DOJ) joined these discussions in December 2007. The government has indicated its intent to resolve the violations through a judicial consent decree, including the payment of civil penalties and implementation of certain injunctive relief projects by the Company. The Company has made an offer to resolve the alleged violations and is awaiting a response from the government. Discussions with the government are ongoing. The Company believes it is properly accrued for this contingency and, accordingly, the ultimate resolution of these matters is not expected to have a material adverse effect on the Company’s consolidated financial statements.

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

In July 2008, the National Labor Relations Board issued a consolidated complaint against the Company which alleges that the Company failed to pay termination benefits to certain former employees represented by unions that, as of November 1, 2007, no longer represent any employees at the Company.

The complaint seeks benefits on behalf of a group of former employees but does not seek a specific amount for relief. The case will be tried during the fourth quarter of 2008 and no decision is expected before the end of the year. Wise Metals is vigorously contesting this complaint and believes it has meritorious defenses. The Company believes it is properly accrued for this contingency and, accordingly, the ultimate resolution of these matters is not expected to have a material adverse effect on the Company’s consolidated financial statements.

As of June 30, 2008, the Company had no other known probable exposures relating to claims, environmental matters, or other legal proceedings that are expected to have a material adverse effect on the Company. There can be no assurance, however, that unanticipated events will not require the Company to increase the amount it has accrued for any matter or accrue for a matter that has not been previously accrued because it was not considered probable. While it is possible that the increase or establishment of an accrual could have a material adverse effect on the Company’s financial results for any particular fiscal quarter or year, in the opinion of management there exists no known potential exposure that would have a material adverse effect on the financial condition or on the financial results of the Company beyond such fiscal quarter or year.

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

WISE METALS GROUP LLC

Dated: August 14, 2008	/s/ David D’Addario
David D’Addario
Chairman and Chief Executive Officer

/s/ Kenneth Stastny
Kenneth Stastny
Chief Financial Officer