Form 10-Q
period 2008-09-30
Wise Metals Group LLC
filed 2009-02-04
CIK 1297014

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Wise Metals Group LLC

Condensed Consolidated Balance Sheets

(In thousands)

	September 30, 2008	December 31, 2007
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$857	$1,447
Broker deposits	4,466	902
Accounts receivable, less allowance for doubtful accounts ($1,595 in 2008 and $531 in 2007)	97,592	77,526
Inventories	136,833	165,791
Fair value of contracts under SFAS 133	5,844	4,153
Other current assets	5,602	3,765

Total current assets	251,194	253,584
Non-current assets:
Property and equipment, net	100,513	92,184
Other assets	7,877	7,368
Goodwill	283	283

Total non-current assets	108,673	99,835

Total assets	$359,867	$353,419

Liabilities and members’ deficit
Current liabilities:
Accounts payable	$130,820	$103,235
Current portion of long-term debt	4,238	4,276
Borrowings under revolving credit facility	166,246	147,778
Fair value of contracts under SFAS 133	—	353
Accrued expenses, payroll and other	20,910	15,557

Total current liabilities	322,214	271,199
Non-current liabilities:
Term loans, less current portion	27,551	24,463
Senior notes	150,000	150,000
Accrued pension and other post retirement obligations	3,284	3,284
Other liabilities	1,400	1,616

Total non-current liabilities	182,235	179,363
Redeemable preferred membership interest (liquidation preference of $82,500 as of September 30, 2008)	81,615	75,828
Members’ deficit
Members’ deficit	(226,075)	(176,557)
Accumulated other comprehensive (deficit) income	(122)	3,586

Total members’ deficit	(226,197)	(172,971)

Total liabilities, redeemable preferred membership interest, and members’ deficit	$359,867	$353,419

See accompanying notes.

Wise Metals Group LLC

Condensed Consolidated Statements of Operations

(In thousands)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Sales	$296,945	$244,833	$962,611	$781,356
Cost of sales	321,087	256,503	965,704	775,282

Gross (deficit) profit	(24,142)	(11,670)	(3,093)	6,074
Operating expenses:
Selling, general, and administrative	6,579	2,994	12,290	8,476

Operating loss	(30,721)	(14,664)	(15,383)	(2,402)
Other (expense) income:
Interest expense	(8,840)	(9,437)	(27,173)	(27,851)
Gain (loss) on derivative instruments	11,987	(1,610)	(1,706)	3,168

Net loss	$(27,574)	$(25,711)	$(44,262)	$(27,085)
Accretion of redeemable preferred membership interest	(1,929)	—	(5,787)	—

Net loss attributable to members	$(29,503)	$(25,711)	$(50,049)	$(27,085)

See accompanying notes.

Wise Metals Group LLC

Condensed Consolidated Statements of Cash Flows

(In Thousands)

(Unaudited)

	Nine months ended September 30,
	2008	2007
Cash flows from operating activities
Net loss	$(44,262)	$(27,085)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	10,515	9,810
Gain on sale of assets	—	(371)
Amortization of deferred financing fees	1,401	1,513
Recognition of unrealized actuarial gain from other post retirement benefits	(3,178)	—
LIFO provision	12,382	—
Lower of cost or market reserve	1,900	—
Employee retirement benefits	(2,322)	(4,787)
Bad debt expense	1,321	—
Unrealized gains on derivative instruments	(1,018)	(5,070)
Changes in operating assets and liabilities:
Broker deposits	(3,564)	4,766
Accounts receivable	(20,941)	(11,095)
Inventories	15,023	7,192
Other current assets	(1,837)	804
Accounts payable	26,087	26,365
Accrued expenses, payroll and other	4,539	6,187

Net cash (used in) provided by operating activities	(3,954)	8,229
Cash flows from investing activities
Purchase of equipment	(16,647)	(13,126)
Acquisition of Alabama Electric Motors LLC, net of cash received	(244)	—
Proceeds from sale of equipment	—	1,302

Net cash used in investing activities	(16,891)	(11,824)
Cash flows from financing activities
Net issuance of (payments on) short-term borrowings	18,468	(7,529)
Proceeds from long-term debt	300	—
Proceeds from sale-financing transaction	4,000	14,950
Payments on long-term obligations	(2,513)	(2,968)
Purchase of members’ equity	—	(2,000)

Net cash provided by financing activities	20,255	2,453

Net decrease in cash and cash equivalents	(590)	(1,142)
Cash and cash equivalents at beginning of period	1,447	2,280

Cash and cash equivalents at end of period	$857	$1,138

See accompanying notes.

Wise Metals Group LLC

Notes to Condensed Consolidated Financial Statements

September 30, 2008

(Unaudited)

(Dollars in thousands)

1. Organization and Basis of Presentation

Wise Metals Group LLC is a holding company formed for the purpose of managing the operations of Wise Alloys LLC, Wise Recycling LLC, Listerhill Total Maintenance Company LLC and Alabama Electric Motor Services LLC (collectively, the Company). Wise Alloys LLC (Alloys) manufactures and sells aluminum can stock and related aluminum products primarily to aluminum can producers. Wise Recycling LLC is engaged in the recycling and sale of scrap aluminum and other non-ferrous metals. Listerhill Total Maintenance Company LLC (TMC) specializes in providing maintenance, repairs and fabrication to manufacturing and industrial plants all over the world ranging from small onsite repairs to complete turn-key maintenance. On September 29, 2008, the Company acquired Alabama Electric Motor Services LLC (AEM) for a purchase price of $1.2 million. AEM specializes in the service, repair, and replacement of electric motors and pumps. The purchase price was funded through a seller note for $0.9 million seller which accrues interest at 6.5% per annum. In addition, the seller received $0.3 million in cash at settlement. The purchase price paid has been allocated based on the estimated fair values of the assets acquired and liabilities assumed.

2. Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements are presented in accordance with generally accepted accounting principles for interim financial information and with the requirements of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the disclosures normally required by accounting principles generally accepted in the United States of America for complete financial statements. The condensed consolidated financial statements have been prepared in accordance with the Company’s customary accounting practices and, in the opinion of management, all adjustments necessary to fairly present the financial position, results of operations and cash flows for the reported interim periods have been made and were of a normal recurring nature. Operating results for the three and nine month periods ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. For further information, refer to the consolidated financial statements and Notes included in the Company’s Annual Report on Form 10-K, for the year ended December 31, 2007, filed May 7, 2008. The accompanying condensed consolidated financial statements include the accounts of Wise Metals Group LLC and its subsidiaries. Intercompany transactions have been eliminated in consolidation.

Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid investments with a maturity date of three months or less when purchased. Included in accounts payable were book overdraft amounts of $5,581 and $4,329 at September 30, 2008 and December 31, 2007, respectively.

Broker Deposits

Broker deposits generally consist of cash on deposit with brokers to support lines of credit associated with the Company’s derivative and hedging activity. At September 30, 2008 and December 31, 2007 substantially all broker deposits were on deposit with brokers associated with derivative and hedging activity as more fully described below. Broker deposits also include restricted cash of $250 with financial institutions.

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

A summary of the fair value of the Company’s derivative instruments is as follows:

Description of Derivative Instrument	Fair value at September 30, 2008	Fair value at December 31, 2007
Aluminum derivatives assets	$5,844	$4,153
Natural gas derivatives liabilities	—	(353)

	$5,844	$3,800

Gain (loss) amounts recorded were as follows:

Description of Derivative Instrument	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Aluminum futures and options—unrealized	$5,241	$(2,606)	$663	$1,920
Aluminum futures and options—realized	6,746	1,003	(2,724)	(1,902)
Natural gas futures and options	—	(7)	355	3,150

	$11,987	$(1,610)	$(1,706)	$3,168

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

Long-Lived Assets

The Company continually evaluates whether events and circumstances have occurred that indicate the remaining estimated useful life of long-lived assets may warrant revision or that the remaining balance may not be recoverable. These factors may include a significant deterioration of operating results, changes in business plans, or changes in anticipated cash flows. When factors indicate that an asset should be evaluated for possible impairment, the Company reviews long-lived assets to assess recoverability from future operations using undiscounted cash flows. Impairments are recognized in earnings to the extent that the carrying value exceeds fair value. The Company evaluated the recoverability of long-lived assets as of September 30, 2008 and no impairment charge was recorded.

New Accounting Pronouncements

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. The standard is effective for fiscal years and interim periods beginning after November 15, 2008. We are evaluating any potential impact of the adoption of SFAS 161 on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interest in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51, Consolidated Financial Statements (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income (loss) attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes reporting requirements that identify and distinguish between the interest of the parent and the interest of the noncontrolling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008. We are evaluating any potential impact of the adoption of SFAS 160 on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”), which replaces SFAS No. 141, “Business Combinations” (“SFAS 141”). SFAS 141(R) retains the underlying concepts of SFAS 141 in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting but SFAS 141(R) changed the method of applying the acquisition method in a number of significant aspects. Acquisition costs will generally be expensed as incurred; noncontrolling interests will be valued at fair value at the acquisition date; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. SFAS 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. SFAS 141(R) amends SFAS No. 109, “Accounting for Income Taxes,” such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of SFAS 141(R) would also apply the provisions of SFAS 141(R). Early adoption is not permitted. We are evaluating any potential impact of the adoption of SFAS 141 (R) on our consolidated financial statements.

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), effective January 1, 2008, which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. Issued in February 2008, FASB Staff Positions (“FSP”) 157-1 “Application of FASB Statement No. 157 to

FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” removed leasing transactions accounted for under Statement 13 and related guidance from the scope of SFAS No. 157. FSP 157-2 “Partial Deferral of the Effective Date of Statement 157” (FSP 157-2), deferred the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statement on a recurring basis, to fiscal years beginning after November 15, 2008. FSP 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active”, clarifies the determination of fair value in a market that is not active and provides an example that illustrates key considerations when applying the principles in SFAS No. 157 to financial assets when the market for those assets is not active. We are evaluating any potential impact of the adoption of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities on our consolidated financial statements.

The Company adopted SFAS No. 157 on January 1, 2008 related to its financial assets and financial liabilities.

SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). SFAS No. 157 classifies the inputs used to measure fair value into the following hierarchy:

Level–1 - inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level–2 - inputs to the valuation methodology include quoted prices for similar assets or liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

Level–3 - inputs to the valuation methodology are unobservable and significant to the fair market measurement.

The Company endeavors to utilize the best available information in measuring fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table sets forth the Company’s financial assets and liabilities that were accounted for, at fair value on a recurring basis as of September 30, 2008 and the level in the fair value hierarchy:

		Fair Value Measurements at Reporting Date Using
Description	Total fair value in the Consolidated Balance Sheet	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivatives Assets	$5,844	$5,417	$427	$—
Derivatives Liabilities	—	—	—	—

Net Derivative Asset (Liabilities)	$5,844	$5,417	$427	$—

The Company’s derivative financial assets and liabilities have historically been aluminum and natural gas forward contracts, and aluminum option contracts. As of September 30, 2008, we had no natural gas forward contracts.

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

Additionally, certain amounts have been revised in the Consolidated Statement of Operations for the three months ended September 30, 2007 and the nine months ended September 30, 2008 and 2007 to correct the classification of the realized gain (loss) on derivative instruments by presenting it as “Gain (loss) on derivative instruments” instead of “Cost of sales.” As a result, the Company is presenting, in the Consolidated Statement of Operations for the three months ended September 30, 2007 and the nine months ended September 30, 2008 and 2007, $1,003, ($9,469) and ($1,902), respectively, in Gain (loss) on derivative instruments that had previously been included in Cost of Sales. These revisions resulted in an increase in cost of sales and decrease in loss on derivative instruments of $1,003 for the three month period ended September 30, 2007, an increase of $9,469 in cost of sales and increase in loss on derivative instruments for the six month period ended June 30, 2008 and a decrease in cost of sales and a decrease in gain on derivative instruments of $1,902 for the nine month period ended September 30, 2007. The revision has no impact on the Company’s Consolidated Balance Sheets, Consolidated Statements of Cash Flows, or net loss on the Consolidated Statements of Operations for the periods presented.

3. Inventories

Inventories consisted of the following:

	September 30, 2008	December 31, 2007
Manufacturing inventories:
Raw materials	$92,381	$89,486
Work in progress	54,694	72,986
Finished goods	43,200	44,853
LIFO reserve	(72,536)	(60,154)
Lower of cost or market reserve	(1,900)	—

Total manufacturing inventories	115,839	147,171
Supplies inventory	20,994	18,620

Total inventories	$136,833	$165,791

Manufacturing inventories for Wise Alloys are stated at the lower of cost or market based on the last-in, first-out (LIFO) method. If the first-in, first-out (FIFO) method had been used to compute the excess of replacement or current cost over LIFO at September 30, 2008 and December 31, 2007, inventories would have been approximately $17.9 million higher (which would have included a ($54.6) million lower of cost or market adjustment) and $60.2 million higher, respectively. The ($54.6) million lower of cost or market adjustment which would have been required under the FIFO method resulted from a dramatic decrease in the aluminum market from a cost of $1.37 per pound to a market of $0.70 cent per pound. The Company has recognized a $12.4 million increase to the LIFO reserve as of September 30, 2008. An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Interim LIFO calculations must necessarily be based on management’s estimates of expected year-end inventory levels and costs dependent upon prevailing aluminum costs and other factors which are beyond management’s control. Accordingly, management’s estimates of the effects of LIFO calculations on inventories and costs of sales are subject to change prior to the year-end calculation. Inventories at Wise Recycling are stated at the lower of cost or market based on the first-in, first-out (FIFO) method. Wise Recycling inventory at September 30, 2008 includes a $1.9 million lower of cost or market reserve.

4. Financing Arrangements

Debt consists of the following at:

	September 30, 2008	December 31, 2007
Revolving and secured credit facility	$166,246	$147,778
Senior 10.25% notes due 2012	150,000	150,000
Other notes payable	31,789	28,739

	348,035	326,517
Less current portion	(170,484)	(152,054)

	$177,551	$174,463

Revolving and secured credit facility

On April 25, 2008, the Company entered into an Amendment No. 13 to its revolving credit facility (“Amendment No. 13”) to increase the maximum credit under the loan from $207.5 million to $278 million with a Company option to increase the line to $300 million. Under Amendment No. 13, RSA, an equity owner of the Company, agreed to participate in the revolving credit facility as a pari passu lender with a total commitment of $96 million. The Company and the RSA entered into a fee letter agreement which, per Amendment No. 13, is embedded in the revolving credit agreement, and requires the Company to pay the RSA an 8.5% fixed rate of return for the average amount outstanding under this RSA commitment. At September 30, 2008, the Company had drawn $166.2 million on this facility. Available borrowings under the revolving credit agreement at September 30, 2008 were $4.5 million. In addition, the Company had approximately $1.3 million of outstanding letters of credit against our $278 million revolving credit line. The applicable interest rates for the remaining commitment under the revolving credit facility will range either from 0.50%—1.00% over the prime interest rate or 2.75%—3.25% over the LIBOR rate, and will be based upon the Adjusted EBITDA (defined in the revolving credit agreement as earnings before income taxes, interest expense and fees, net, and depreciation and amortization, adjusted to exclude early extinguishment of debt, income from affiliate, nonrecurring charges, severance charges and credits, LIFO adjustments, cumulative effect of change in accounting principle and mark-to-market adjustment for contracts under SFAS No. 133) of the Company for the immediately preceding two (2), three (3) or four (4) fiscal quarter periods. The prime rate at September 30, 2008 was 5.00% and LIBOR was 3.21%. As of September 30, 2008, the Company was in compliance with the financial covenants related to the revolving credit facility. The Company was not in compliance with the covenants to provide timely interim financial statements and to comply with consent terms related to the Company’s acquisition in the revolving credit facility for the fourth quarter of 2008. However, the Company received a waiver on February 3, 2009. In addition, the 2009 covenants related to EBITDA have not yet been set. The facility is due to expire on May 5, 2010. The facility is considered short term due to the use of a lockbox as well as material adverse effect language within the agreement. The Company’s ability to borrow the full available amount of the credit facility is limited by the available borrowing base under the revolving credit facility as determined based on a borrowing base formula which relates to the collateral value of trade receivables and inventory on a basis approximating the lower of current cost (on a first-in first-out or FIFO basis) or fair market value. This borrowing base is then compared to the outstanding loan balance (including outstanding letters of credit) to determine a net amount available for additional borrowings (“Availability”).

Our principal sources of cash to fund liquidity needs are net cash provided by operating activities and availability under our revolving senior secured credit facility. We anticipate that our primary liquidity needs will be for debt service, working capital (including potential increased margin deposits associated with derivatives) and capital expenditures. Our debt service costs and working capital requirements have increased as a result of increased aluminum prices. We believe that cash generated from operations, available borrowings under our senior revolving secured credit facility and other indebtedness will be sufficient to enable us to meet our liquidity requirements in the foreseeable future.

Subsequent to September 30, 2008 the Company exercised its option to increase the line under its revolving credit facility to $300 million and reset certain sublimits within the revolver facility. In addition, on October 8, 2008, the Company entered into an Amendment No. 14 to its revolving credit facility (“Amendment No. 14”) to add a new lender (the “Tranche C Lender”) with a commitment of $22 million (the “Amendment No. 14 Commitment”). Under Amendment No. 14, the Tranche C Lender has fully funded its Amendment No. 14 Commitment. The Amendment No. 14 Commitment will remain outstanding without regard to any changes to the Company’s borrowing base applicable to the revolving loans and will be repaid upon maturity of the revolving credit facility and after the commitments of the revolving lenders have been repaid.

On December 17, 2008, the Company entered into an Amendment No. 15 to its revolving credit facility (“Amendment No. 15”). Under Amendment No. 15, the RSA, an existing lender under the revolving credit facility, pre-funded $50 million (the “Amendment No. 15 Commitment”) under the revolving credit facility. The interest rate on the Amendment No. 15 Commitment is fixed at 10%. Under Amendment No. 15, the RSA’s pre-funded Amendment No. 15 Commitment will remain outstanding without regard to any changes to the Company’s borrowing base applicable to the revolving loans and will be repaid upon maturity of the revolving credit facility and after the commitments of the revolving lenders, including the RSA in its capacity as a revolving lender, and the Tranche C Lender have been repaid. The Amendment No. 15 Commitment was used to pay down the commitments of the existing revolving lenders, including the RSA in its capacity as a revolving lender. In connection with Amendment No. 15, the Company granted the RSA a 4% membership interest in the Company and granted those members of the Company’s management board appointed by the RSA approval rights over certain matters.

Senior notes

Effective May 5, 2004, the Company issued $150 million of 10.25% senior notes due 2012. Interest is payable bi-annually on May 15 and November 15. Total financing costs associated with the issuance of the senior notes were $8.2 million and are included on the consolidated balance sheet as other long term assets. These notes are collateralized by a primary interest in the fixed assets of the Company with the exception of certain Permitted Indebtedness within the indenture agreement. Additionally, they are collateralized by a secondary interest in the Company’s working capital.

Wise Metals Group LLC and Wise Alloys Finance Corporation are co-issuers of the senior notes. Wise Alloys Finance Corporation is an indirect wholly-owned subsidiary of Wise Metals Group LLC. Wise Metals Group LLC has no independent assets or operations. The senior notes are guaranteed by all Wise Metals Group LLC subsidiaries, other than Wise Alloys Finance Corporation, which are all 100% owned, and the guarantees are full and unconditional and joint and several. The Company currently does not have any direct or indirect non-guarantor subsidiaries. There are no material restrictions on the ability of our subsidiaries to transfer cash to the co-issuers. All consolidated amounts in Wise Metals Group LLC’s financial statements would be representative of the combined guarantors.

Other notes payable and capital lease obligations

On April 25, 2008, the Company and the RSA amended the existing master equipment lease to increase the amount available under the lease by $4 million to $29.9 million and extended the maturity date from November, 2009 to May, 2010.

5. Pension and Post-Retirement Benefits

Effective April 1, 1999, the Company established a defined benefit pension plan that covers essentially all union employees. The plan provides certain levels of benefits based on years of service and wage levels, but does not provide benefits for any prior service. In addition, defined contribution plans for both union and nonunion employees were established. In 2008, the Company made cash contributions of approximately $1,264 to its defined benefit pension plan. The amounts principally represent contributions required by funding regulations and in addition the Company expects to fund benefits paid under its post retirement benefit plans during 2008.

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

During the first quarter of 2008, the Company elected to make a change in the manner in which it recognizes unrealized gains or losses associated with its benefit plans. Specifically, the accounting changed from the standard recognition methodology under FAS 106 and FAS 87, which is recognizing the net gain or loss that exceeds 10 percent of the greater of the accumulated postretirement benefit obligation or the market-related value of plan assets, to a methodology of fully recognizing any gain or loss in excess of 45% of the greater of (1) Accumulated Post-Retirement Benefit Obligation (“APBO”) and (2) market value of assets (“MVA”) and recognizing any gain or loss between 10% – 45% of the greater of (1) APBO and (2) MVA over the remaining service period. The Company made this change because the immediate recognition of the unrecognized gain appears to more closely resemble the actuarial equivalent of what will ultimately be paid/expensed in future periods.

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

The 2008 and 2007 amounts shown below reflect the defined benefit pension and other postretirement benefit expense for the three and nine month periods ended September 30 for each year:

	Three months ended September 30				Nine months ended September 30
	Pension Benefits		Other Post Retirement Benefits		Pension Benefits		Other Post Retirement Benefits
	2008	2007	2008	2007	2008	2007	2008	2007
Service cost	$34	$344	$59	$707	$102	$1,032	$177	$2,121
Interest cost	312	281	39	305	936	843	117	915
Expected return on plan assets	(412)	(273)	—	—	(1,236)	(819)	—	—
Amortization of prior service cost	—	9	—	228	—	27	—	684
Net loss (gain) recognition	—	11	(12)	(17)	—	33	(3,214)	(51)

Net periodic benefit cost	$(66)	$372	$86	$1,223	$(198)	$1,116	$(2,920)	$3,669

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

In conjunction with the transaction, deferred financing fees were incurred in the amount of $1,083 of which the amortization of those fees was $54 and $162 for the three and nine months ended September 30, 2008. As of September 30, 2008, total accumulated PIK interest on the $75 million cumulative-convertible preferred membership interest was $7,500. Unamortized deferred financing fees in the amount of $885 are included as an offset to the total liquidation preference of $75 million preferred membership interest and $7,500 of accumulated PIK interest classified as “mezzanine equity” on the balance sheet.

Total liquidation preference as of September 30, 2008 is $82,500 and total accretion of redeemable preferred membership interest for the three and nine months ended September 30, 2008 is $1,929 and $5,787, respectively, which would increase the net loss attributable to members. In the event of any liquidation, dissolution or winding up of the Company, the preferred members are entitled to receive distributions before any distributions to the members.

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

In August 2006, the Company filed a lawsuit against Crown Cork and Seal (USA), Inc. in state court in Alabama for breach of contract and seeking a declaratory judgment on our beverage can sheet and food sheet contracts. The lawsuit alleged damages because of breaches by Crown of the beverage can sheet contract, and asks the court to interpret certain pricing provisions of the food contract. In September 2006, Crown entered a counter claim asserting breaches to the food and beverage can contracts. Throughout the remainder of 2007, the Company continued to negotiate with Crown to reach a settlement on these issues. On February 1, 2008, the Company and Crown agreed to settle the litigation without admitting any wrongdoing or liability by either party. No gain or loss was incurred as a result of the settlement. The negotiations also resulted in the signing of a supply agreement between the two parties to supply can stock both domestically and overseas.

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

We are also party to an Environmental Cooperation Agreement, (“ECA”), with Alcoa, which is Reynolds’ successor. The ECA addresses, among other things, the use of a surface water ditch system by both us and Alcoa, the use of process water retention ponds on Alcoa’s property and certain surface drainage easements across our property. The ECA expires in December 2009, with automatic two year renewal periods unless either party elects to terminate, in which event the ECA will terminate one year following such election. Under the ECA, each party defends and indemnifies the other against claims arising from its own violations of any applicable environmental laws, its handling, use, or disposal of hazardous materials at the Listerhill facility, a breach of any warranties, representations or covenants in the agreement, or damage or loss to property and injury to or death of any persons.

In November 2006, the Company received notice from the U.S. Environmental Protection Agency (“EPA”) regarding certain alleged violations of the Clean Air Act. The Company disputes some of the alleged violations and has initiated actions to come into compliance with the relevant requirements. Settlement discussions with the EPA have been ongoing since that time. The U.S. Department of Justice (“DOJ”) joined these discussions in December 2007. The government has indicated its intent to resolve the violations through a judicial consent decree, including the payment of civil penalties and implementation of certain injunctive relief projects by the Company. The Company has made an offer to resolve the alleged violations and is awaiting a response from the government. Discussions with the government are ongoing. The Company has accrued for this contingency and, accordingly, the ultimate resolution of these matters is not expected to have a material adverse effect on the Company’s consolidated financial statements. The accrual for the contingency is immaterial to the Company’s operating results, financial position, and cash flows.

The Company is a defendant in an action brought by M&A Capital, LLC (M&A). In a suit dated May 8, 2008, M&A is seeking payment of fees in the amount of $1.4 million related to a financial advisory engagement. Wise Metals has hired counsel and is vigorously contesting this lawsuit and believes it has meritorious defenses. The Company has accrued for this contingency and, accordingly, the ultimate resolution of these matters is not expected to have a material adverse effect on the Company’s consolidated financial statements. The accrual for the contingency is immaterial to the Company’s operating results, financial position, and cash flows.

In July 2008, the National Labor Relations Board issued a consolidated complaint against the Company which alleges that the Company failed to pay termination benefits to certain former employees represented by unions that, as of November 1, 2007, no longer represent any employees at the Company. The complaint seeks benefits on behalf of a group of former employees but does not seek a specific amount for relief. No decision is expected on the case before the end of the year. Wise Metals is vigorously contesting this complaint and believes it has meritorious defenses. The Company has accrued for this contingency and, accordingly, the ultimate resolution of these matters is not expected to have a material adverse effect on the Company’s consolidated financial statements.

The Company is subject to certain monthly purchase commitments for raw materials. The amount of inventory under this commitment not yet received was $46,682 and $34,491 as of September 30, 2008 and December 31, 2007, respectively.

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

Wise Recycling: Recycling is engaged in the recycling and sale of scrap aluminum and other non-ferrous metals for use by Alloys as well as for sale to third parties. Recycling provides the Company with an effective, profitable infrastructure to obtain a portion of Alloys’ scrap requirements. Recycling has developed a collection process that utilizes both direct acquisitions from scrap dealers and industrial accounts, as well as “off-the-street” from the actual consumer. Furthermore, Recycling collects other forms of non-ferrous scrap, primarily non-UBC (used beverage containers) aluminum, copper and brass, for sale in the merchant market. The Company is currently expanding the business of Recycling to include warehousing operations in order to provide regional shipping centers for our scrap collection and to enhance the ability to provide a vendor managed inventory program for Alloys customers.

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

We have concluded that both TMC and AEM are not reportable segments because they are not significant to our consolidated operations and represent less than 10% of our revenues and their absolute profits or losses represent less than 10% of our absolute profit or loss in each of the years ended December 31, 2007, 2006 and 2005 and for the three and nine months ended September 30, 2008. Additionally, TMC’s and AEM’s assets were less than 10% of the combined assets of our operating segments as of December 31, 2007 and 2006 and as of September 30, 2008. Financial information about TMC and AEM are included in the “Other” caption in the tables below.

The following table sets forth information on the Company’s reportable segments:

	Three Months Ended		Nine Months Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
Net Sales
Alloys	$249,903	$208,314	$823,281	$670,328
Recycling – (Note 1)	46,765	36,175	137,839	109,480
Other	277	344	1,491	1,548

Net sales	$296,945	$244,833	$962,611	$781,356

Segment profit (loss)
Alloys	$(35,461)	$(14,696)	$4,898	$(708)
Recycling – (Note 1)	(1,298)	1,778	4,195	7,025

Segment profit	(36,759)	(12,918)	9,093	6,317
LIFO adjustments	5,118	—	(12,382)	—
Gain (loss) on derivative instruments	11,987	(1,610)	(1,706)	3,168
Corporate and other undistributed expenses, net	(7,920)	(11,183)	(39,267)	(36,570)

Net loss	$(27,574)	$(25,711)	$(44,262)	$(27,085)

Note 1: The Company has eliminated all intercompany sales and cost of sales associated with transfers of recycled aluminum from Recycling to Alloys. Recycling transfers aluminum to Alloys at market value and recognizes profit only when the sale to the end consumer is completed. Recycling transferred aluminum to Alloys with a cost of $20,687 and $27,751 for the three month periods ended September 30, 2008 and 2007, respectively, and with a cost of $53,472 and $89,686 for the nine month periods ended September 30, 2008 and 2007, respectively.

			As of
			September 30, 2008	December 31, 2007
Total Assets
Alloys			$303,965	$306,902
Recycling			43,731	42,617
Corporate and other			12,171	3,900

Total assets			$359,867	$353,419

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Depreciation and Amortization
Alloys	$3,241	$3,082	$9,901	$9,287
Recycling	177	171	530	513
Corporate and other	45	6	84	10

Total depreciation and amortization	$3,463	$3,259	$10,515	$9,810

			Nine months ended September 30,
			2008	2007
Capital Expenditures
Alloys			$16,422	$12,722
Recycling			868	320
Corporate and other			534	84

Total capital expenditures			$17,824	$13,126

9. Related Party Transactions

On April 25, 2008, the Company entered into an Amendment No. 13 to its revolving credit facility (“Amendment No. 13”) to increase the maximum credit under the loan from $207.5 million to $278 million with a Company option to increase the line to $300 million. Under Amendment No. 13, RSA, an equity owner of the Company, agreed to participate in the revolving credit facility as a pari passu lender with a total commitment of $96 million. The Company and the RSA entered into a fee letter agreement which, per Amendment No. 13, is embedded in the revolving credit agreement, and requires the Company to pay the RSA an 8.5% fixed rate of return for the average amount outstanding under this RSA commitment. Further, the Company and the RSA agreed to enter into an amendment to the existing master equipment lease to increase the amount available under the lease by $4 million and extend the maturity date to May 5, 2010.

As part of Amendment No. 15, the RSA has agreed to pre-fund $50 million under the revolving credit facility. As consideration for the RSA’s continued participation in the credit facility, the Company has granted the RSA a 4% membership interest in the Company and granted those members of the Company’s management board appointed by the RSA approval rights over certain matters.

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

Unlike some of our principal competitors, we do not manufacture aluminum from bauxite. Instead, we process aluminum scrap and prime aluminum manufactured by third parties. As a result, we do not have the capital requirements and high fixed costs associated with the production of prime aluminum. Historically, prices of our aluminum can sheet and other products have been directly correlated to the prices of our metal costs due to the standard industry practice of passing through metal costs to customers, subject to the impacts of metal ceiling or “price caps”, which was an artificial limit on the price we could charge certain customers for metal, which has otherwise allowed us to maintain a relatively consistent conversion revenue, defined as net revenue less material costs, on a per pound basis. The Company expects to have no impact from metal ceilings in 2008.

Quarterly Information

Our quarterly revenues tend to fluctuate period to period based in large part on changes in aluminum prices. These changes generally do not affect our cash flow because we seek to match our hedging positions to our contractually-obligated sales agreements. We also pass aluminum cost increases to customers through an indexed pricing mechanism and/or by fixing the cost of metal through forward contracts on the London Metals Exchange (“LME”). Our net income may fluctuate period to period based on the mark to market adjustments for derivatives we hold to hedge aluminum and natural gas. Because we do not designate our forward contracts as hedges under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activity, we are required to recognize the non-cash mark to market adjustment in our current earnings and these adjustments may be material. Quarterly results may also be impacted by changes in the input cost that are used in the production of can sheet. Through its contracts, the Company seeks to adjust pricing for those costs based on the Producer Price Index or similar indices that properly reflect the economic change.

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

The Company adopted SFAS No. 157 on January 1, 2008 related to the financial assets and financial liabilities, which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. (See Note 2 to the Condensed Consolidated Financial Statements).

New Accounting Pronouncements

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. The standard is effective for fiscal years and interim periods beginning after November 15, 2008. We are evaluating any potential impact of the adoption of SFAS 161 on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interest in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51, Consolidated Financial Statements (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income (loss) attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes reporting requirements that identify and distinguish between the interest of the parent and the interest of the noncontrolling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008. We are evaluating any potential impact of the adoption of SFAS 160 on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”), which replaces SFAS No. 141, “Business Combinations” (“SFAS 141”). SFAS 141(R) retains the underlying concepts of SFAS 141 in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting but SFAS 141(R) changed the method of applying the acquisition method in a number of significant aspects. Acquisition costs will generally be expensed as incurred; non-controlling interests will be valued at fair value at the acquisition date; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. SFAS 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. SFAS 141(R) amends SFAS No. 109, “Accounting for Income Taxes,” such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of SFAS 141(R) would also apply the provisions of SFAS 141(R). Early adoption is not permitted. We are evaluating any potential impact of the adoption of SFAS 141 (R) on our consolidated financial statements.

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), effective January 1, 2008, which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. Issued in February 2008, FASB Staff Positions (“FSP”) 157-1 “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” removed leasing transactions accounted for under Statement 13 and related guidance from the scope of SFAS No. 157. FSP 157-2 “Partial Deferral of the Effective Date of Statement 157” (FSP 157-2), deferred the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statement on a recurring basis, to fiscal years beginning after November 15, 2008. FSP 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active”, clarifies the determination of fair value in a market that is not active and provides an example that illustrates key considerations when applying the principles in SFAS No. 157 to financial assets when the market for those assets is not active. We are evaluating any potential impact of the adoption of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities on our consolidated financial statements.

Operating Results

Three months ended September 30, 2008 and 2007

Sales. Consolidated sales increased from $244.8 million in the three months ended September 30, 2007, to $296.9 million in the comparable period in 2008, an increase of $52.1 million or 21% due to improved market pricing, negotiated price improvements and increased volume. The Company has and continues to negotiate price improvements to cover increases in input costs. The increase in sales also resulted from higher shipments which increased from 174.6 million pounds in the three months ended September 30, 2007 to 207.4 million pounds in the third quarter of 2008. The increase was also the result of negotiated price improvements including $0.6 million which will not be included in future periods.

Wise Alloys sales increased from $208.3 million in the three months ended September 30, 2007 to $249.9 million in the comparable period in 2008, an increase of $41.6 million or 20% due to improved market pricing, negotiated price improvements and increased volume. Third quarter shipments increased from 132.3 million pounds in the three months ended September 30, 2007 to 138.8 million pounds in the third quarter of 2008, an increase of 6.5 million pounds or 5%.

Wise Recycling sales to third parties increased from $36.2 million in the three months ended September 30, 2007 to $46.8 million in the comparable period in 2008, an increase of $10.6 million or 29%. Shipments by Wise Recycling to third parties increased approximately 62% for the third quarter of 2008 over the third quarter of 2007 due to higher recycling activity and an increased presence in the ferrous market including a 116% increase in ferrous shipments.

Cost of Sales. Consolidated cost of sales increased from $256.5 million in the three months ended September 30, 2007, to $321.1 million in the three months ended September 30, 2008, an increase of $64.6 million or 25%. The increase in consolidated cost of sales was primarily due to the increase in shipments and increased input costs.

Wise Alloys cost of sales increased from $222.8 million in the three months ended September 30, 2007 to $274.4 million in the three months ended September 30, 2008, an increase of $51.6 million or 23%. Metal costs, representing 71% of Alloys cost of sales in the third quarter of 2007 and 69 % in the third quarter of 2008, increased from $157.3 million in the third quarter of 2007 to $188.5 million in the third quarter of 2008, an increase of $31.2 million or 20%. The increase is attributable to the 5% increase in Alloys shipments and higher metal prices. The increase was also attributable to a 48% increase in natural gas cost from $7.22 per mmBTU’s for the three months ended September 30, 2007 to $10.67 per mmBTU’s for the comparable period in 2008. The increase was offset by a $5.1 million impact due to a LIFO adjustment during the quarter (refer to Note 3 to our Consolidated Financial Statements).

Wise Recycling cost of sales associated with third party sales increased from $36.2 million in the three months ended September 30, 2007 to $46.6 million in the three months ended September 30, 2008, an increase of $10.4 million or 29%. Inventories at Wise Recycling are stated at the lower of cost or market based on the first-in, first-out (FIFO) method. Cost of sales at September 30, 2008 includes a $1.9 million market reserve. The increase in cost of sales can be attributed to the increased volumes at Recycling.

Selling, General and Administrative. Selling, general and administrative expense increased from $3.0 million in the third quarter of 2007 to $6.6 million in the third quarter of 2008. The increase can be attributed to a $3.6 million increase in bad debt reserves, professional service fees and legal reserves (see Notes 7 to the Condensed Consolidated Financial Statements).

Interest Expense and Fees. Interest expense and fees decreased from $9.4 million in the third quarter of 2007 to $8.8 million in the third quarter of 2008. The decrease was due in part to lower working capital needs caused by lower metal prices as well as a decrease in the underlying LIBOR rate.

Gain (loss) on derivative instruments. The gain (loss) on derivative instruments is comprised of a realized gain of $6,746 and an unrealized gain of $5,241 for the third quarter of 2008 and a realized gain of $1,003 and an unrealized loss of $2,613 for the third quarter of 2007.

Nine months ended September 30, 2008 and 2007

Sales. Consolidated sales increased from $781.4 million in the nine months ended September 30, 2007, to $962.6 million in the comparable period in 2008, an increase of $181.2 million or 23% due to improved market pricing, negotiated price improvements and increased volume. The Company has and continues to negotiate price improvements to cover increases in input costs. The increase in sales also resulted from higher shipments which increased from 545.2 million pounds in the nine months ended September 30, 2007 to 643.9 million pounds in the nine months ended September 30, 2008. The increase was also the result of negotiated price improvements including $2.6 million which will not be included in future periods.

Wise Alloys sales increased from $670.3 million in the nine months ended September 30, 2007 to $823.3 million in the comparable period in 2008, an increase of $153.0 million or 23% due to improved market prices, negotiated price improvements and increased volume. First nine months shipments increased from 423.5 million pounds in the nine months ended September 30, 2007 to 461.1 million pounds in the first nine months of 2008, an increase of 37.6 million pounds or 9%.

Wise Recycling sales to third parties increased from $109.5 million in the nine months ended September 30, 2007 to $137.8 million in the comparable period in 2008, an increase of $28.3 million or 26%. Shipments by Wise Recycling to third parties increased approximately 50% for the first nine months of 2008 over the first nine months of 2007 due to higher recycling activity and an increased presence in the ferrous market including a 113% increase in ferrous shipments.

Cost of Sales. Consolidated cost of sales increased from $775.3 million in the nine months ended September 30, 2007 to $965.7 million in the nine months ended September 30, 2008, an increase of $190.4 million or 25%. The increase in consolidated cost of sales was primarily due to the increase in shipments and increased input costs.

Wise Alloys cost of sales increased from $669.3 million in the nine months ended September 30, 2007 to $833.1 million in the nine months ended September 30, 2008, an increase of $163.8 million or 24%. Metal costs, representing 72% of Alloys cost of sales in the first nine months of 2007 and 71% in the first nine months of 2008, increased from $479.5 million in 2007 to $592.1 million in 2008, an increase of $112.6 million or 23%. The increase is attributable to the 9% increase in Alloys shipments and higher metal prices. The increase also included a 19% increase in natural gas cost from $8.28 per mmBTU’s for the nine months ended September 30, 2007 to $9.87 per mmBTU’s for the comparable period in 2008. The increase also includes a $12.4 million negative impact due to an increase in the LIFO reserve (refer to Note 3 to our Consolidated Financial Statements).

Wise Recycling cost of sales associated with third party sales increased from $101.4 million in the nine months ended September 30, 2007 to $131.1 million in the nine months ended September 30, 2008, an increase of $29.7 million or 29%. Inventories at Wise Recycling are stated at the lower of cost or market based on the first-in, first-out (FIFO) method. Cost of sales at September 30, 2008 includes a $1.9 million market reserve. The increase in cost of sales can also be attributed to the increased volumes at Recycling.

Selling, General and Administrative. Selling, general and administrative expense was $8.5 million in the first nine months of 2007 and $12.3 million in the first nine months of 2008. The increase includes a $3.8 million increase in bad debt reserves, professional service fees and legal reserves (see Notes 7 to the Condensed Consolidated Financial Statements).

Interest Expense and Fees. Interest expense and fees decreased from $27.9 million in the first nine months of 2007 to $27.2 million in the first nine months of 2008. The decrease was due in part to lower working capital needs caused by lower metal prices as well as a decrease in the underlying LIBOR rate.

Gain (loss) on derivative instruments. The gain (loss) on derivative instruments is comprised of a realized loss of $2,724 and an unrealized gain of $1,018 for the first nine months of 2008 and a realized loss of $1,902 and an unrealized gain of $5,070 for the first nine months of 2007.

Liquidity and Capital Resources

Our principal sources of cash to fund liquidity needs are net cash provided by operating activities and availability under our revolving senior secured credit facility described in Note 4 to our Consolidated Financial Statements. We anticipate that our primary liquidity needs will be for debt service, working capital (including potential increased margin deposits associated with derivatives) and capital expenditures. Our debt service costs and working capital requirements have increased as a result of increased aluminum prices. In addition to these sources, we are actively seeking to increase available liquidity and to reduce our business risk. Specifically, we are reducing capital spending and ongoing expenses, and improving our production capabilities to increase our product offering while maintaining high levels of quality. Collectively, we believe these efforts will provide sufficient liquidity to manage our business. However, if market factors prevent us from successfully executing our plan or we are otherwise unable to successfully execute our plan, our liquidity would be adversely affected, which would have a material adverse effect on our business, results of operations, and financial condition. We believe that cash generated from operations, available borrowings under our senior revolving secured credit facility and other indebtedness will be sufficient to enable us to meet our liquidity requirements in the foreseeable future.

The following discusses material changes in our liquidity and capital resources in the nine months ended September 30, 2008.

As of September 30, 2008, the outstanding balance on our revolving line of credit facility was $166.2 million. Available borrowings under the revolving credit agreement at September 30, 2008 were $4.5 million. Should commodity prices increase significantly or should the Company need to increase working capital levels to accommodate increased sales levels, borrowings under the facility can increase to as high as the maximum level under the agreement of $278 million subject to borrowing base limitations with an option to increase the maximum level to $300 million. Subsequent to September 30, 2008 the Company exercised the option and increased the maximum level to $300 million and reset certain sublimits within the revolver facility. In addition, we had approximately $1.3 million of outstanding letters of credit against our $278 million revolving credit line. The term of the revolving line is May 5, 2010. Our senior credit agreement and indenture agreement contain restrictive covenants. These covenants may constrain our activities and limit our operational and financial flexibility. The failure to comply with these covenants could result in an event of default, which, if not cured or waived, could have a material adverse effect on our business, financial condition, and results of operations. The facility is considered short term due to the use of a lockbox as well as material adverse effect language within the agreement. The terms of the credit facility permit us to enter into various forms of additional financing with varying amounts. See Note 4 of the Notes to the Condensed Consolidated Financial Statements above for further discussion. Furthermore, we frequently offer cash discounts for early payment against receivables from our major can sheet customers which can also increase overall liquidity.

Our liquidity has been directly impacted by aluminum prices which have increased steadily and dramatically since 2002. Average aluminum prices in 2002 were 65.4 cents per pound and have risen 102% to average $1.32 per pound for the nine months ended September 30, 2008. These price increases have impacted and are continuing to impact our working capital requirements resulting in higher outstanding debt supported by higher levels of receivables and inventory. Our net liquidity is determined based on a standard borrowing base formula which accounts for the collateral value of inventory and receivables on a basis approximating the lower of current cost (on a first-in-first-out, or FIFO basis) or fair market value. This borrowing base is then compared to the outstanding loan balance including outstanding letters of credit to determine a net amount available for additional borrowings. Our liquidity could also be hampered if we incurred significant unexpected increases in necessary capital expenditures. Significant increases in volumes could also impact our liquidity. See Item 1A, “Risk Factors” in our annual report on Form 10-K, for the year ended December 31, 2007, filed on May 7, 2008, for certain circumstances that could adversely affect our liquidity. Decreased sales or lower margins could have a material adverse effect on our liquidity. While the metal price ceilings materially impacted sales in 2006, the Company expects to have no impact from metal price ceilings in 2008.

If we do not comply with these or other covenants and restrictions contained in our senior secured credit facility, the indenture and other agreements governing our indebtedness, we could be in default under those agreements, and the debt under those instruments, together with accrued interest, could then be declared immediately due and payable. If we default under our senior secured credit facility, the lenders could cause all of our outstanding debt obligations under our senior secured credit facility to become due and payable, require us to apply all of our cash to repay the indebtedness or prevent us from making debt service payments on any other indebtedness we owe. In addition, any default under our senior secured credit facility or agreements governing our other indebtedness could lead to an acceleration of debt under other debt instruments that contain cross-acceleration or cross-default provisions. If the indebtedness under our senior secured credit facility and indenture is accelerated, we may have to seek other sources of financing or otherwise may not have sufficient assets to repay amounts due under our senior secured credit facility, our senior secured notes or under other debt securities then outstanding. Our ability to comply with these provisions of our senior secured credit facility, the indenture and other agreements governing our other indebtedness may be affected by changes in economic or business conditions or other events beyond our control. The fair value of the Company’s debt at September 30, 2008 was $292.9 million compared to $278.8 million at December 31, 2007 due mostly to the increased borrowings under the revolving line of credit.

The Company’s revolving credit facility has a maximum credit line of $278 million with a Company option to increase the line to $300 million. The applicable interest rates for the loan are either from 0.50%—1.00% over the prime interest rate or 2.75%—3.25% over the LIBOR rate, and are based upon the Adjusted EBITDA of the Company for the immediately preceding two (2), three (3) or four (4) fiscal quarter periods. The term of the credit facility is May 5, 2010.

On April 25, 2008, the Company entered into an Amendment No. 13 to its revolving credit facility (“Amendment No. 13”) to increase the maximum credit under the loan from $207.5 million to $278 million with a Company option to increase the line to $300 million. Under Amendment No. 13, RSA, an equity owner of the Company, agreed to participate in the revolving credit facility as a pari passu lender with a total commitment of $96 million. The Company and the RSA entered into a fee letter agreement which, per Amendment No. 13, is embedded in the revolving credit agreement, and requires the Company to pay the RSA an 8.5% fixed rate of return for the average amount outstanding under this RSA commitment. Further, the Company and the RSA agreed to enter into an amendment to the existing master equipment lease to increase the amount available under the lease by $4 million and extend the maturity date to May 5, 2010.

Subsequent to September 30, 2008 the Company exercised its option to increase the line under its revolving credit facility to $300 million and reset certain sublimits within the revolver facility. In addition, on October 8, 2008, the Company entered into an Amendment No. 14 to its revolving credit facility (“Amendment No. 14”) to add a new lender ( the “Tranche C Lender”) with a commitment of $22 million (the “Amendment No. 14 Commitment”). Under Amendment No. 14, the Tranche C Lender lender has fully funded its Amendment No. 14 Commitment. The Amendment No. 14 Commitment will remain outstanding without regard to any changes to the Company’s borrowing base applicable to the revolving loans and will be repaid upon maturity of the revolving credit facility and after the commitments of the revolving lenders have been repaid.

On December 17, 2008, the Company entered into an Amendment No. 15 to its revolving credit facility (“Amendment No. 15”). Under Amendment No. 15, the RSA, an existing lender under the revolving credit facility, pre-funded $50 million (the “Amendment No. 15 Commitment”) under the revolving credit facility. The interest rate on the Amendment No. 15 Commitment is fixed at 10%. Under Amendment No. 15, the RSA’s pre-funded Amendment No. 15 Commitment will remain outstanding without regard to any changes to the Company’s borrowing base applicable to the revolving loans and will be repaid upon maturity of the revolving credit facility and after the commitments of the revolving lenders, including the RSA in its capacity as a revolving lender, and the Tranche C Lender have been repaid. The Amendment No. 15 Commitment was used to pay down the commitments of the existing revolving lenders, including the RSA in its capacity as a revolving lender. In connection with Amendment No. 15, the Company granted the RSA a 4% membership interest in the Company and granted those members of the Company’s management board appointed by the RSA approval rights over certain matters.

Nine months ended September 30, 2008 and 2007.

Operating Activities. During the nine months ended September 30, 2008, net cash used in operating activities was $4.0 million, compared to net cash provided by operating activities of $8.2 million during the nine months ended September 30, 2007. Fluctuations in cash used in and provided by operating activities are subject to changing working capital requirements especially for accounts receivable and inventory. In the first nine months of 2007, receivables increased from $104.1 million at December 31, 2006, to $115.2 million at September 30, 2007, an increase of $11.1 million. The receivables at December 31, 2006, were relatively high as a result of a significant can sheet customer who had increased its order rate substantially at the end of the year leading to an increase in accounts receivable and a corresponding decrease in inventory levels. Inventory decreased $7.2 million from December 31, 2006 to September 30, 2007. This was caused by aluminum prices, which decreased from an average of $1.31 per pound in December 2006 to an average of $1.12 per pound in September 2007. In the first nine months of 2008, receivables increased from $77.5 million at December 31, 2007, to $97.6 million at September 30, 2008, an increase of $20.1 million. The receivables increase was due mostly to increased sales in the first nine months of 2008 including a significant increase in foreign shipments with longer terms than the Company’s domestic customers. Also contributing to the increase was the impact of metal prices which increased from $1.11 at December 31, 2007 to $1.19 at September 30, 2008. Inventory decreased by $29.0 million from December 31, 2007 to September 30, 2008. Included in inventory is a $12.4 million charge to reflect a LIFO adjustment on the value of the Company’s inventory. If the first-in, first-out (FIFO) method had been used to compute the excess of replacement or current cost over LIFO at September 30, 2008 and December 31, 2007, inventories would have been approximately $17.9 million higher (which would have included a ($54.6) million lower of cost or market adjustment) and $60.2 million higher, respectively. The ($54.6) million lower of cost or market adjustment which would have been required under the FIFO method resulted from a dramatic decrease in the aluminum market from a cost of $1.37 per pound to a market of $0.70 cent per pound. Inventories at Wise Recycling are stated at the lower of cost or market based on the first-in, first-out (FIFO) method. Inventory at September 30, 2008 includes a $1.9 million market reserve. Accounts payable increased $27.6 million from December 31, 2007 to September 30, 2008 resulting from increased raw material pricing.

Investing Activities. In the nine months ended September 30, 2008, our capital expenditures were $16.6 million, compared to $13.1 million during the same period in 2007. Both nine month periods included some significant projects leading to relatively higher expenditures including planned furnace rebuilds. The Company is continuing the next step in a program to further diversify industry product offerings by adding increased width to its aluminum can-stock capabilities. The results of this phase will extend the width of Wise Alloys can stock from 60 inches to 72 inches by the end of the first quarter of 2009. This project will allow Wise Alloys’ can-sheet product to also become available to beverage-can producers that use “14 and 15 out” extended-width cupping presses in their manufacturing process.

Financing Activities. Net cash provided by financing activities was $20.3 million in the nine months ended September 30, 2008, compared to $2.5 million in the first nine months of 2007. The increase in the net cash provided by financing activities was related to the increased borrowings under the revolving line of credit to fund increased working capital needs due to higher aluminum prices in 2008. The Company is also subject to increased terms on its foreign sales contracts.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See Item 7A of the Company’s Annual Report on Form 10-K, for the year ended December 31, 2007, filed on May 7, 2008. There have been no significant changes to market risk.

ITEM 4T.	CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures

As of September 30, 2008, our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), has conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Securities Exchange Act Rule 13a-15(e), as amended). Based on the evaluation, our CEO and CFO concluded that our disclosure controls and procedures as of September 30, 2008 were not effective because of a material weakness in internal control over financial reporting described below.

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

(d) Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the third fiscal quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In August 2006, the Company filed a lawsuit against Crown Cork and Seal (USA), Inc. in state court in Alabama for breach of contract and seeking a declaratory judgment on our beverage can sheet and food sheet contracts. The lawsuit alleged damages because of breaches by Crown of the beverage can sheet contract, and asks the court to interpret certain pricing provisions of the food contract. In September 2006, Crown entered a counter claim asserting breaches to the food and beverage can contracts. Throughout the remainder of 2007, the Company continued to negotiate with Crown to reach a settlement on these issues. On February 1, 2008, the Company and Crown agreed to settle the litigation without admitting any wrongdoing or liability by either party. No gain or loss was incurred as a result of the settlement. The negotiations also resulted in the signing of a supply agreement between the two parties to supply can stock both domestically and overseas.

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

We are also party to an Environmental Cooperation Agreement, (“ECA”), with Alcoa, which is Reynolds’ successor. The ECA addresses, among other things, the use of a surface water ditch system by both us and Alcoa, the use of process water retention ponds on Alcoa’s property and certain surface drainage easements across our property. The ECA expires in December 2009, with automatic two year renewal periods unless either party elects to terminate, in which event the ECA will terminate one year following such election. Under the ECA, each party defends and indemnifies the other against claims arising from its own violations of any applicable environmental laws, its handling, use, or disposal of hazardous materials at the Listerhill facility, a breach of any warranties, representations or covenants in the agreement, or damage or loss to property and injury to or death of any persons.

In November 2006, the Company received notice from the U.S. Environmental Protection Agency (“EPA”) regarding certain alleged violations of the Clean Air Act. The Company disputes some of the alleged violations and has initiated actions to come into compliance with the relevant requirements. Settlement discussions with the EPA have been ongoing since that time. The U.S. Department of Justice (DOJ) joined these discussions in December 2007. The government has indicated its intent to resolve the violations through a judicial consent decree, including the payment of civil penalties and implementation of certain injunctive relief projects by the Company. The Company has made an offer to resolve the alleged violations and is awaiting a response from the government. Discussions with the government are ongoing. The Company believes it is properly accrued for this contingency and, accordingly, the ultimate resolution of these matters is not expected to have a material adverse effect on the Company’s consolidated financial statements. The accrual for the contingency is immaterial to the Company’s operating results, financial position, and cash flows.

The Company is a defendant in an action brought by M&A Capital, LLC (M&A). In a suit dated May 8, 2008, M&A is seeking payment of fees in the amount of $1.4 million related to a financial advisory engagement. Wise Metals has hired counsel and is vigorously contesting this lawsuit and believes it has meritorious defenses. The Company believes that it is not currently possible to estimate the ultimate outcome of this litigation. The Company believes it is properly accrued for this contingency and, accordingly, the ultimate resolution of these matters is not expected to have a material adverse effect on the Company’s consolidated financial statements. The accrual for the contingency is immaterial to the Company’s operating results, financial position, and cash flows.

In July 2008, the National Labor Relations Board issued a consolidated complaint against the Company which alleges that the Company failed to pay termination benefits to certain former employees represented by unions that, as of November 1, 2007, no longer represent any employees at the Company. The complaint seeks benefits on behalf of a group of former employees but does not seek a specific amount for relief. No decision is expected on the case before the end of the year. Wise Metals is vigorously contesting this complaint and believes it has meritorious defenses. The Company believes it is properly accrued for this contingency and, accordingly, the ultimate resolution of these matters is not expected to have a material adverse effect on the Company’s consolidated financial statements.

As of September 30, 2008, the Company had no other known probable exposures relating to claims, environmental matters, or other legal proceedings that are expected to have a material adverse effect on the Company. There can be no assurance, however, that unanticipated events will not require the Company to increase the amount it has accrued for any matter or accrue for a matter that has not been previously accrued because it was not considered probable. While it is possible that the increase or establishment of an accrual could have a material adverse effect on the Company’s financial results for any particular fiscal quarter or year, in the opinion of management there exists no known potential exposure that would have a material adverse effect on the financial condition or on the financial results of the Company beyond such fiscal quarter or year.

ITEM 1A.	RISK FACTORS

In addition to other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2007 which could materially impact our business, financial condition or future results. Risks disclosed in our Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem immaterial may materially adversely impact our business, financial condition or operating results.

The information presented below updates, and should be read in conjunction with, the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007.

Difficult conditions in the capital, credit and commodities markets and in the overall economy could materially adversely affect our financial position and results of operations, and we do not know if these conditions will improve in the near future.

The difficult conditions in these markets and the overall economy affect our business in a number of ways. Although we believe we have sufficient liquidity under our Revolving Credit Facility to run our business, under extreme market conditions there can be no assurance that such funds would be available or sufficient, and in such a case, we may not be able to successfully obtain additional financing on favorable terms, or at all. Additionally, market conditions could cause the counterparties to the derivative financial instruments we use to hedge our exposure to fluctuations in the prices of aluminum and natural gas to experience financial difficulties and, as a result, our efforts to hedge these exposures could prove unsuccessful and, furthermore, our ability to engage in additional hedging activities may decrease or become even more costly as a result of these conditions.

We do not know if market conditions or the state of the overall economy will improve in the near future.

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

WISE METALS GROUP LLC

Dated: February 4, 2009	/s/ David D’Addario
David D’Addario
Chairman and Chief Executive Officer

/s/ Kenneth Stastny
Kenneth Stastny
Chief Financial Officer