Form 10-K
period 2008-12-31
Wise Metals Group LLC
filed 2009-05-29
CIK 1297014

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

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

Some statements and information contained in this Form 10-K are not historical facts, but are “forward-looking statements,” as such term is defined in the Private Securities Litigation Reform Act of 1995. These forward-looking statements can be identified by the use of forward-looking words such as “believes,” “expects,” “plans,” “may,” “will,” “would,” “could,” “should,” or “anticipates” or the negative of these words or other variations of these words or other comparable words, or by discussions of strategy that involve risks and uncertainties. Forward-looking statements may differ from actual future results due to, but not limited to, those factors referenced under “Risk Factors” and/or any of the following factors:

•	sales to our major customers,

•	competition from non-aluminum sources of packaging,

•	our relationship with our employees and labor unions,

•	general economic conditions, including those affecting our ability to obtain financing,

•	conditions in the capital markets, or in industry conditions, including those affecting our customers and suppliers,

•	technological developments,

•	aluminum demand and prices, and the market for scrap aluminum,

•	changes in consumer tastes and preferences,

•	cost and availability of raw materials and energy,

•	environmental regulations to which our operations are subject,

•	changes in our credit rating or in the rating of our indebtedness,

•	changes in accounting policies or practices adopted voluntarily or as required by regulations or generally accepted accounting principles,

•	our ability to attract and retain executives and other key personnel, and

•	international commerce with our new sales agreements.

The forward-looking statements contained in this Form 10-K reflects our views and assumptions only as of the date of this Form 10-K. We undertake no obligation to update or revise these forward-looking statements to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events.

Part I

Item 1.	Business

As used in this Form 10-K, all references to “Wise Metals,” “Wise Group,” “us,” “the Company” and all similar references are to Wise Metals Group LLC, a Delaware limited liability company, organized in 1999, and its subsidiaries as a consolidated entity, unless otherwise expressly stated or the context otherwise requires. As used herein, all references to “Wise Alloys” or “Alloys” refer to Wise Alloys LLC, a Delaware limited liability company, organized in 1998, that is our wholly-owned operating company. All references to “Wise Recycling” or “Recycling” refer to Wise Recycling LLC, a Maryland limited liability company, organized in 1998, that is our wholly-owned subsidiary. All references to “Listerhill Total Maintenance Center” or “TMC” refer to Listerhill Total Maintenance Center LLC, a Delaware limited liability company, organized in 2003, that is our wholly-owned subsidiary. All references to “Alabama Electric Motor” or “AEM” refer to Alabama Electric Motor LLC, a Delaware limited liability company, organized in 2008, that is our wholly-owned subsidiary.

Overview

Wise Metals Group, LLC, headquartered in Linthicum, MD, is a Delaware limited liability company. Information about our reportable operating segments, Wise Alloys and Wise Recycling, is provided below. Financial information about our reportable operating segments is set forth in our Consolidated Financial Statements and the Notes in Item 8 of this Report.

Wise Alloys

Wise Alloys is the third largest producer of aluminum beverage can stock in the world based on The Aluminum Association, Inc., a trade association for producers of primary aluminum and semi-fabricated aluminum products and recyclers. Alloys contributed 87% of the total revenue of Wise Metals Group in 2008. Beverage can stock is aluminum sheet specifically designed and engineered for the production of aluminum beverage cans. We supplied a significant portion of the North American market for aluminum beverage can stock as measured by volume, and we own one of only five beverage can stock facilities in North America, which provides valuable capacity to a consolidated industry. Our can stock customers include Ball Corporation, Crown Holdings, Inc. and Rexam PLC, the three largest beverage can manufacturers in the world based on The Aluminum Association, Inc. Our beverage can stock customers produce aluminum cans for the largest brewers and carbonated soft drink bottlers in North America. In addition, we produce food can stock and semi-fabricated aluminum sheet for building and construction, transportation and other markets. In 2008, we derived 22% percentage of our revenues from customers outside the United States.

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

As our primary manufacturing operation, Wise Alloys converts aluminum feedstock into beverage can stock, food container stock and semi-fabricated aluminum sheet. Unlike Alcoa, we do not manufacture aluminum from bauxite. Instead, we process aluminum scrap and prime aluminum manufactured by third parties. Our production takes place at our Listerhill facility, which we purchased in 1999 as part of Reynolds’ divestiture of its integrated can-making infrastructure. Ball purchased Reynolds’ can-making assets in 1998 and since that time has remained a major customer of our Listerhill facility. The Listerhill facility is a four million square foot plant with 1.8 billion pounds of annual casting capability, 1.4 billion pounds of annual hot mill capacity and 1.1 billion pounds of annual finishing capacity. The facility has been well-maintained since a major modernization process was begun by Reynolds in 1986. We believe the facility is one of the most technologically advanced and lowest cost aluminum processing mills in North America.

Aluminum feedstock purchases comprised approximately 69% of our cost of sales in 2008 for our Alloys operations, with scrap comprising a significant percentage of those total aluminum purchases. Historically, scrap has been a lower cost input for the production of our products than prime aluminum because our scrap reclamation assets are integrated into our production process and because scrap has generally been sold at a discount to prime aluminum. We have scrap purchase arrangements with our key customers through which we purchase scrap aluminum generated by their can production processes. These scrap purchase arrangements provided us with approximately 34% of our scrap aluminum requirements in 2008. We also obtain scrap from our scrap collection subsidiary, Wise Recycling, which provided us with approximately 21% of our scrap aluminum requirements in 2008. Our remaining scrap aluminum requirements are met by independent suppliers and brokers. We believe that we are one of the largest purchasers of used beverage containers, or UBCs, in North America, and we believe that our purchasing power provides us with the ability to negotiate favorable terms and conditions with our suppliers and enhance our operating margins.

Wise Metals’ subsidiary, Listerhill Total Maintenance Center, (TMC), provides maintenance, repairs and fabrication to manufacturing and industrial plants worldwide ranging from small on-site repairs to complete turn-key maintenance as well as providing machine shop services to Wise Alloys. TMC specializes in servicing and repairing electric turbines for the Tennessee Valley Authority (“TVA”) and others. TMC is actively expanding the business outside of the power generation into mining equipment and other large-scale projects.

Wise Metals Group formed a wholly owned unrestricted subsidiary, Alabama Electric Motor LLC (AEM), for the purpose of acquiring substantially all of the assets and liabilities, including equipment, inventory, real property, and notes payable of Alabama Electric Motor, Inc. on September 29, 2008. Located in Sheffield, Alabama, AEM has a very strong regional reputation in repairing and rewinding of electric motors. They also sell retail motors and assemble electrical control panels. TMC presently subcontracts work to AEM and also refers business to AEM when motor work is needed on a TMC jobsite. Wise Alloys represents roughly 40% of their ongoing work and the new railcar facility in the area presents opportunity to the growth of the business.

Market Overview and Competitive Environment

Wise Alloys competes principally in the rolled aluminum sheet product market. This market in North America is believed to consist of approximately 10 billion pounds of aluminum shipments annually in segments such as packaging, automotive, building and construction and original equipment manufacturing. The rolled aluminum market is somewhat fragmented, with numerous domestic competitors serving a number of different markets according to industry data. We principally serve the packaging segment, which represents approximately 40% of rolled aluminum sheet products. In addition, we are near completion of a capital project to expand one of our cold mills and diversify our product offerings to include wider coil to supply the 14-out market.

The aluminum beverage can stock market is highly concentrated and competitive. The top manufacturers of aluminum beverage cans in North America in 2008 were Ball, Crown, Metal Container and Rexam. These manufacturers are supplied with aluminum beverage can stock (aluminum sheet for body stock, tab and ends) by four principal suppliers: Novelis, Alcoa, ARCO and Wise.

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

The following table sets forth our rolled aluminum product distribution for the past three years:

	Year ended December 31,
	2008	2007	2006
Body Stock	58%	58%	61%
End Stock	26	13	15
Tab Stock	2	2	2

Beverage Can Stock	86	73	78
Food Container	6	6	6
Trailer Roofing	2	3	3
Other	6	18	13

Total	100%	100%	100%

Total pounds billed (in millions)	566 (a)	544 (a)	636 (a)

(a)	Total pounds billed do not include Wise Recycling shipments to third parties of 219.8 million in 2008, 163.2 million pounds in 2007, and 121.0 million pounds in 2006.

Beverage can shipments increased from 2007 to 2008 due to higher export sales of end stock. Beverage can stock shipments declined from 2006 to 2007 due to customer announced destocking plans whereby certain customers had increased purchases in the fourth quarter of 2006 ahead of price increases in 2007 and were working those levels down over 2007.

Customers

Ball is the largest beverage can manufacturer in the United States. In 2008, we supplied Ball with approximately 55% of our Listerhill facility’s total plant output. Our Listerhill facility has served selected Ball manufacturing facilities since 1965. We were the largest supplier of aluminum beverage can stock to Ball in 2008. Shipments to Ball increased approximately 3% from 2007 to 2008 due to contractual increases.

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

In 2008, we supplied approximately 19% of our Listerhill facility’s total plant output to Crown. Shipments in 2008 were approximately 100% higher than shipments for 2007 due to a new multi-year agreement with Crown to supply can sheet beginning in 2008.

In 2008, we shipped approximately 10% of our can stock to Rexam up from approximately 7% of our can stock from 2007. 2008 included a significant increase in foreign shipments.

In 2008, we shipped approximately 10% of our can stock to Nafcel. We did not ship significant volume to Nafcel in 2007.

In 2008, we shipped approximately 26% of our can stock to international customers. We have a large number of customers for common alloy products for the commercial distributor and building and construction markets. Our marketing efforts in this segment are intended to develop and diversify our customer base for these products.

We maintain supply agreements of varying terms with our key customers in the aluminum can sheet market and we believe the general terms of our customer contracts are standard for the industry. These contracts are supply arrangements whereby specific quantities and product pricing are negotiated and agreed to on an annual basis under the terms of the multi-year master supply agreement. Under the terms of our customer contracts, we use an industry standard for pricing the metal component of all aluminum can sheet sold. We receive orders from our customers who provide detailed specifications as to metal characteristics and specific plant location. Although all orders are placed pursuant to the contract, quantities and specifications will vary by plant and more specifically by production line within the plant. These orders are generally provided with a two to three month lead time. The majority of all orders, specifically can sheet orders, that are processed by Alloys are made pursuant to a specific customer order. Due to seasonal considerations, Alloys highest sales volumes generally occur during the first and second quarters.

Operations

Aluminum Sheet Operations

We believe that our Listerhill facility is one of the most technologically advanced and flexible manufacturing facilities in the United States aluminum sheet industry. The facility’s features include state-of-the-art gauge control and closed-loop shape control systems, as well as state-of-the-art surface inspection systems. Our Listerhill facility’s hot-mill rolling speed is equal to industry standards, while the cold-mill rolling speed is competitive with that of our leading competitors. One of our four coating lines can coat wide-width aluminum sheet at a high speed. In addition, we are near completion of a capital project to expand one of our cold mills and expand our product offerings to include wider coil to supply the 14-out market. These investments strengthened our facility’s competitive position by improving its product quality, increasing its processing capacity and reducing its operating costs. Since 2000, we have incurred maintenance expenditures ranging from approximately $32 to $48 million annually, comprising between $14 million and $24 million in part replacements and contractor costs and between $18 million and $24 million in employment costs. In addition, our capital expenditures, primarily for equipment and related upgrades, have averaged $15.5 million annually since 2002. In 2008, we spent $17 million in part replacements and contractor costs and $18 million in employment costs. Our facility’s features include a technologically advanced electromagnetic cast house, which is the only multiple station unit in the industry; a pusher furnace; hot mills with 116-inch width capability; four cold mills; an annealing line; a coating line and inspection and gauge control systems; and surface inspection systems. Our rolling capabilities have allowed us to meet our customers’ increasing demands for thinner gauge aluminum sheets and their increasingly stringent quality controls, unlike some of our former competitors. For instance, Listerhill is one of only two North American facilities capable of rolling the widths necessary for trailer roofs. In addition, our electromagnetic casting facilities and cold mills also give us superior flexibility to produce customized runs of limited quantity products with shorter production lead times in a cost effective manner. These shorter runs enable us not only to meet our can stock customers’ demands for special seasonal or promotional products or innovative new products with a limited initial market, such as energy drinks, but also efficiently produce common alloy products, such as StarBright™, an aluminum tread product used in truck beds and linings.

Suppliers and Materials

The raw materials used by our aluminum sheet business are generally available from several sources. We utilize a mix of scrap aluminum and prime aluminum. Our supply of raw materials satisfies our current production requirements. One of our key competitive advantages in the production of can stock is our use of scrap aluminum for a large portion of our aluminum requirements. Aluminum can body stock can be manufactured with UBCs (used beverage cans) comprising up to 95% of the metal used. As we are capable of processing and recycling UBCs in an efficient manner and the use of scrap is nearly always less expensive than utilizing primary aluminum to produce the alloy required for producing can sheet, we believe that our high utilization of scrap provides us with a cost advantage over our competitors. In 2008, we satisfied approximately 63% of our raw material requirements from scrap aluminum, of which approximately 55% was composed of

UBCs, 34% was scrap purchased from our customers and 11% was all other scrap including recycled sheet ingot and electric cable. In 2008, approximately 21% of our scrap aluminum requirements were supplied through our scrap collection segment, Wise Recycling. We expect that a significant amount of our scrap aluminum requirements will continue to be sourced through scrap purchase arrangements with our can sheet customers, and purchases through Wise Recycling and third party suppliers. We expect to obtain the balance of our scrap aluminum requirements from our established network of independent scrap dealers and brokers throughout the United States. We believe we are the largest purchaser of UBCs in North America, and as a result, we believe this allows us to have better pricing with our vendors. We obtain prime aluminum from brokers throughout the United States and directly from foreign and domestic producers.

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

Wise Recycling

Wise Recycling was formed in 1998 when Wise Metals purchased the Reynolds Aluminum Recycling division from Reynolds Metals. Wise Recycling is one of the largest aluminum scrap recyclers and one of the largest direct-from-the-public collectors of UBCs in the United States. As well as acting as a low-cost supplier of used beverage container scrap for our aluminum processing operations, Recycling collects and sells copper, brass, aluminum and other scrap including ferrous, which is sold to third parties. In 2008, this segment recycled over 2.3 billion UBCs and contributed 13% of the total net sales of Wise Metals Group.

The following table shows distribution by metal type for the past three years:

	Year ended December 31,
	2008	2007	2006
Copper & brass	13%	19%	24%
Aluminum	22	31	39
Other scrap including ferrous	40	31	15

Total third party sales	75	81	78
Intercompany aluminum UBC sales to Wise Alloys	25	19	22

Total	100%	100%	100%

Total pounds billed (in millions)	293.1	283.0	207.3

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

Customers

Wise Recycling currently sells ferrous and non-ferrous scrap to third parties. In 2008, Recycling sold 220 million pounds of scrap to third parties. There is no single customer who contributes 10% or more to Recycling’s revenue.

Operations, Suppliers and Materials

In 2008, Wise Recycling recycled over 2.3 billion UBCs. Recycling has developed a collection process that utilizes both direct acquisitions from scrap dealers and industrial accounts, as well as from the actual consumer, i.e. off-the-street. The collection process is centered through its seven shipping/regional centers which act as hubs for a total of 38 service and convenience centers. The regional shipping centers process and upgrade, by packaging the material to meet specific customer needs, the various metals collected at their respective area service and convenience centers.

Wise Metals Group

The following discusses matters relating to our business in general.

Research and Development

We engage in research and development programs that include aluminum sheet production process and product development and basic and applied research. We believe that these programs can lead to more cost-effective manufacturing systems that contribute to improvements in quality and operating efficiencies as well as new products. We conduct our research and development activities at our Listerhill facility. Expenditures for our research and development activities were $0.5 million in 2008. We fund substantially all our research and development expenses through operations.

Employees

As of December 31, 2008, we had 624 employees at Alloys’ Listerhill facility. Approximately 72% of these employees are engaged in production and 28% in sales, marketing, product support and general administration. Approximately 72% of these employees are represented by unions and are covered by collective bargaining agreements that will expire on November 1, 2012. In addition, as of December 31, 2008, we had 20 Wise Group employees, 23 at AEM, 146 employees at TMC and 134 employees at Recycling.

Environmental Matters

Our operations are subject to numerous and increasingly stringent federal, state and local laws and regulations governing protection of the environment, including those relating to air emissions, wastewater and storm water discharges, the handling, disposal and remediation of hazardous substances and wastes, and public and employee health and safety. Our operations involve the management of hazardous materials and the use of aboveground and underground storage tanks containing materials that are subject to requirements of the federal Resource Conservation and Recovery Act, or RCRA, and comparable state statutes. Under such statutes, investigation or remediation may be necessary in the event of leaks or other discharges from current or former underground or aboveground storage tanks or other sources. Our operations involving air emissions and wastewater and storm water discharges are subject to the Clean Air Act and Clean Water Act, respectively.

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

Our operating expenditures relating to environmental requirements in 2008 were approximately $4.1 million and are expected to be similar in 2009. Future environmental regulations, including those under the Clean Air Act and Clean Water Act, or more aggressive enforcement of existing regulations, may result in stricter compliance requirements for us and for the aluminum industry in general.

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

In November 2006, the Company received notice from the Environmental Protection Agency (“EPA”) regarding certain violations of the Clean Air Act. In the first quarter of 2009, this matter was resolved and settled with the Company agreeing to pay a fine and upgrade the ventilation on a piece of equipment. The Company was properly reserved for this matter.

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

Aluminum purchases and related alloying agents represented approximately 69% of our cost of sales in 2008. Prime aluminum costs fluctuate over time. We reduce our exposure to aluminum price fluctuations by seeking to pass cost increases to customers through an indexed sales pricing mechanism, by keeping sufficient inventory on hand and/or by fixing the cost of metal through forward contracts on the London Metal Exchange, or LME, based on the cost of prime aluminum. We seek to reduce our exposure to increases in aluminum prices over the contracted price by purchasing or committing to purchase aluminum at relative fixed prices. We seek to protect ourselves against price fluctuations in prime aluminum contracts both by purchasing and selling futures contracts and through the use of options contracts to effectively match our customer and supplier commitments. These hedging transactions may require us to post cash pursuant to margin calls. However, there can be no assurance that we will be successful in our efforts to use these types of derivative transactions to help manage fluctuations in prime aluminum prices.

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

We derived approximately 43% and 21% of our total revenues in 2008 from sales to Ball and Crown, respectively. Ball, under long-term supply agreements, has the ability to reduce their purchases from us if our product quality declines or if we fail to perform under a material provision of our supply agreements. There is no guarantee that we will be able to renew this supply agreement on favorable terms, or at all. In addition, the amount of aluminum can stock and other products we sell under this agreement could decrease. For example, Ball has the option under their supply agreements to reduce specified shipment amounts in proportion to reductions in the beverage can stock requirements of all of their can manufacturing facilities in North America. See Item 1, “Business — Wise Alloys — Customers.” The loss of either of these customers or decreases in either customer’s levels of purchases from us for any reason, including a customer’s closing or sale of a plant, a sale of its business, a strike or work stoppage by its employees or financial difficulties, or an adverse change in the terms of the supply arrangements with either customer could have a harmful effect on our business.

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

We consume substantial amounts of energy in our operations. Energy costs constituted approximately 5% and 5% of our overall cost of sales in both 2008 and 2007, respectively. Excluding metal costs, energy represented approximately 20% and 19% of our conversion costs in 2008 and 2007, respectively. Although we generally expect to meet our energy requirements from our long-term natural gas and electricity contracts, we have been and could again be adversely affected by increases in the costs in natural gas and/or electricity, interruptions in energy supply due to equipment failure, hurricanes, or other causes, and by our inability to extend the contracts upon expiration on economical terms. For example, we suffered interruptions in our supply of natural gas in 2005 because of hurricanes Katrina and Rita. We buy natural gas on a forward basis to minimize risk of rising prices, but we may not always be able to do so successfully. Except to the extent we are able to protect ourselves against fluctuations in gas prices, every $1.00 change per mmBTU in the price of gas would affect our annual net income by approximately $4.2 million based on our 2008 usage levels. In addition, an outbreak or escalation of hostilities between the United States and any foreign power and, in particular, a prolonged armed conflict in the Middle East, could result in a real or perceived shortage of oil and/or natural gas, which could result in an increase in the cost of natural gas or energy generally. If energy costs were to rise, or if energy supplies or supply arrangements were disturbed, our profitability may decline.

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

Outside of aluminum, our operations require substantial materials and supplies, many of which are subject to cost increases due to increasing commodity costs used in the production of these supplies and materials. These materials account for approximately 7% of cost of sales. In addition, metal costs include costs for non-aluminum hardeners and alloying agents such as magnesium and manganese. These materials comprise approximately 2% of metal costs and are subject to volatile commodity pricing and resulting cost increases. The price increases that we are able to achieve from our customers may not be sufficient to offset the effects of these rising input costs.

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

Although aluminum maintains the largest overall share among packaging materials of the U.S. beverage container industry, it faces increasing competition from other packaging materials such as plastics and glass. We face continued competition from plastic packaging producers (primarily HDPE and PET) in the soft drink and juice segment of the beverage packaging industry. PET increased its market share of the U.S. beverage container market from an approximate 19% market share, as measured by number of containers, in 1997 to an approximate 26% market share in 2002 and was approximately 31% market share in 2007 based on information provided by the Freedonia Group as reported by the Can Manufacturers Institute (CMI). Some manufacturers and consumers prefer PET to aluminum because of its clarity, availability in multiple sizes and ability to be resealed. In addition, glass accounted for approximately 13% of beverage container demand in 2002 with little expected increase in market share by 2008 as reported by CMI. If plastic and/or glass and/or other new products increase their respective market shares, demand for our products may decrease significantly. For the years ended December 31, 2008 and 2007, 85% and 73%, respectively, of our sales volume at Wise Alloys was from beverage can stock and we expect to derive a significant portion of our revenues from these sales in the future. If demand for these products decreased, our profits and cash flows could be reduced.

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

We have begun the development of higher value-added and intermediate products that complement our aluminum beverage can stock production. For example, we also process aluminum sheet for use in food containers, trailer roofing and air conditioner and refrigerator components. Commercial product volume for the years ended December 31, 2008, 2007 and 2006 were 48.5 million, 112.5 million and 102.2 million pounds, respectively. In 2001, we developed high-luster heavier gauge embossed sheet and end plate for sale in the automotive aftermarket. We are also near completion of a capital project to expand one of our cold mills and expand our product offerings to include wider coil to supply the 14-out can sheet market. In addition, we have begun to supply intermediate aluminum products to other industry participants. Intermediate aluminum products are products that we sell to customers before they have undergone final processing. We cannot assure you that we will be successful in further developing these products and in entering into new markets. We may experience design, manufacturing, marketing or other difficulties that could delay or prevent the development, introduction or commercialization of any new products. Development of these products and entry into new markets may require greater capital resources than we currently anticipate. We cannot guarantee when or whether these new products will be widely introduced or fully implemented, that they will be successful when they are introduced or that customers will purchase the products offered. If these products or services are not successful or the costs associated with implementation and completion of the rollout of these products or services materially exceed those currently estimated by us, our results of operations may suffer.

Environmental requirements could adversely affect our financial condition and our ability to conduct our business.

Our operations are subject to numerous and increasingly stringent federal, state and local laws and regulations governing protection of the environment, including those relating to air emissions, wastewater and storm water discharges, the handling, disposal and remediation of hazardous substances and wastes, and public and employee health and safety. Our operations involve the management of hazardous materials and the use of aboveground and underground storage tanks containing materials that are subject to requirements of the federal Resource Conservation and Recovery Act, (RCRA), and comparable state statutes. Under such statutes, investigation or remediation may be necessary in the event of leaks or other discharges from current or former underground or aboveground storage tanks or other sources. Our operations involving air emissions and wastewater and storm water discharges are subject to the Clean Air Act and Clean Water Act, respectively. Similar to many of our competitors, we have incurred and will continue to incur capital and operating expenditures and other costs in complying with such laws and regulations. Our operations also involve the risk of the release of hazardous materials into the environment. In addition, we send material to third party recycling, treatment, and/or disposal facilities. The Comprehensive Environmental Response, Compensation, and Liability Act of 1980 and comparable state statutes can impose strict, and under some circumstances joint and several, liability upon entities that send materials to third party facilities for investigation and remediation of contamination, as well as upon the owners and operators of sites at which soil or groundwater contamination is identified. We have not received any notice of such potential liability at any such facilities. Future environmental regulations, including those under the Clean Air Act and Clean Water Act, or more aggressive enforcement of existing regulations, may result in stricter compliance requirements for us and for the aluminum industry in general.

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

In November 2006, the Company received notice from the Environmental Protection Agency (“EPA”) regarding certain violations of the Clean Air Act. In the first quarter of 2009, this matter was resolved and settled with the Company agreeing to pay a fine and to upgrade the ventilation on a piece of equipment. The Company was properly reserved for this matter.

We have a unionized workforce, and union disputes and other employee relations issues could harm our financial results.

Mostly all of our hourly-paid employees are represented by labor unions under three collective bargaining agreements. We may not be able to satisfactorily renegotiate our labor agreements when they expire on November 1, 2012. On November 1, 2007, the Company outsourced its maintenance function through a long-term alliance contract with to ABB, Inc., an international company specializing in maintenance in a manufacturing environment. In addition, although we consider our employee relations generally to be good, our existing labor agreements may not prevent a strike or work stoppage at our facility in the future, and any such prolonged work stoppage could have a material adverse effect on our financial condition and results of operations. See Item 1, “Business — Employees.”

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

As of December 31, 2008, Silver Knot, LLC, owns approximately 75% of the membership interests of Wise Group. David D’Addario, CEO, Chairman and a Manager of Wise Group, controls Silver Knot and Greg Garvey, a Manager of Wise Group is also a member of Silver Knot. The board of Wise Group contains no independent managers. Mr. D’Addario and Mr. Garvey have the ability to affect certain corporate transactions, including mergers, consolidations and the sale of all or substantially all of Wise Group’s assets. Their interests could diverge from the interests of other members.

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

We have substantial debt and, as a result, significant debt service obligations. As of December 31, 2008, we had approximately $349.3 million of debt outstanding, including $168.4 million under our revolving and secured credit facility, and outstanding letters of credit in the amount of $1.3 million. Our availability was $26.9 million under our revolving and secured credit facility. Subject to certain restrictions set forth in our revolving and secured credit facility and the indenture, we may incur additional indebtedness in the future. Our substantial level of debt and debt service obligations could:

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

We may not be able to finance future needs or modify our business plan because of restrictions placed on us by our revolving and secured credit facility, the indenture for senior secured notes and the instruments governing our other indebtedness.

Our revolving and secured credit facility, as amended and restated, the indenture for our senior secured notes and other agreements governing our other indebtedness contain covenants that restrict us from taking various actions such as incurring additional debt under certain circumstances, paying dividends, making investments, entering into transactions with affiliates, merging or consolidating with other entities and selling all or substantially all of our assets. We are also bound to comply with certain specified tests under our revolving and secured credit facility. These restrictions could limit our ability to obtain future financings, make needed capital expenditures, withstand future downturns in our business or the economy in general or otherwise conduct necessary corporate activities. We may also be prevented from taking advantage of business opportunities that arise because of limitations imposed on us by these restrictive covenants.

If we do not comply with these or other covenants and restrictions contained in our revolving and secured credit facility, the indenture and other agreements governing our indebtedness, we could be in default under those agreements, and the debt under those instruments, together with accrued interest, could then be declared immediately due and payable. If we default under our revolving and secured credit facility, the lenders could cause all of our outstanding debt obligations under our revolving and secured credit facility to become due and payable, require us to apply all of our cash to repay the indebtedness or prevent us from making debt service payments on any other indebtedness we owe. In addition, any default under our revolving and secured credit facility or agreements governing our other indebtedness could lead to an acceleration of debt under other debt instruments that contain cross-acceleration or cross-default provisions. If the indebtedness under our revolving and secured credit facility and indenture is accelerated, we may not have sufficient assets to repay amounts due under our revolving and secured credit facility, the exchange notes or under other debt securities then outstanding. The facility contains a material adverse change clause. Our ability to comply with these provisions of our revolving and secured credit facility, the indenture and other agreements governing our other indebtedness may be affected by changes in the economic or business conditions or other events beyond our control.

The Company is subject to liquidity risk.

Liquidity risk is the potential that the Company will be unable to meet its obligations as they become due or capitalize on growth opportunities as they arise because of an inability to liquidate assets or obtain adequate funding in a timely basis, at a reasonable cost and within acceptable risk tolerances. Our access to funding sources in amounts adequate to finance our activities could be impaired by factors that affect us specifically or the financial services industry in general, including a decrease in the level of our business activity due to a market downturn.

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

We may be unable to generate sufficient cash flow to service our debt obligations.

To service our debt, we require a significant amount of cash. Our ability to generate cash, make scheduled payments or refinance our obligations depends on our successful financial and operating performance. Our financial and operating performance, cash flow and capital resources depend upon prevailing economic conditions and various financial, business and other factors, many of which are beyond our control. These factors include among others:

•	economic and competitive conditions;

•	changes in laws and regulations;

•	operating difficulties, increased operating costs or pricing pressures we may experience; and

•	delays in implementing any strategic projects.

If our cash flow and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, sell material assets or operations, obtain additional capital or restructure our debt. If we are required to take any such actions it could have a material adverse effect on our business, financial condition and results of operations. In addition, we cannot assure that we would be able to take any of these actions on terms acceptable to us, or at all, that these actions would enable us to continue to satisfy our capital requirements or that these actions would be permitted under the terms of our various debt agreements.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

Our Listerhill manufacturing operations are located in Muscle Shoals, Alabama and comprise approximately 1,500 acres, of which approximately 102 acres are leased. Our corporate headquarters are located in Linthicum, Maryland. Recycling currently operates shipping centers in the locations contained in the listing below.

The following table presents certain information regarding our owned and leased facilities as of December 31, 2008:

Location	Estimated Square Feet	Use	Owned/ Leased	Lease Expiration Date
Wise Metals Group Facilities
Linthicum, MD	6,394	Offices	Leased	March 2013

Wise Alloys Facilities
Muscle Shoals, AL	4,000,000	Alloys Plant	Owned
	215,000	Alabama Reclamation Plant	Owned
	115,000	Southern Reclamation Plant(1)(2)	Owned
	300,000	Sheffield Coating Plant(2)	Leased	March 2098
	30,928	Sewage Treatment Plant(2)	Leased	March 2098
	48,840	Drinking Water Plant(2)	Leased	March 2098
	33,105	Locomotive Shed and Maintenance Building(2)	Leased	March 2098

Wise Recycling Facilities
Albuquerque, NM	32,500	Recycling Service Center	Leased	February 2017
Bristol, VA	31,800	Recycling Service Center	Owned
Charlotte, NC	45,084	Recycling Service Center	Leased	April 2020
Commerce, CA	72,105	Recycling Warehousing Operation	Leased	October 2013
Denver, CO	18,260	Recycling Service Center	Owned
Lexington, KY	43,000	Recycling Service Center	Leased	February 2014
Pensacola, FL	10,900	Recycling Service Center	Leased	November 2015
Raleigh, NC	40,000	Recycling Service Center	Leased	March 2012

(1)	The plant is owned; certain portions of the land are leased from Alcoa. The lease on the land expires March 2098.
(2)	The leases on these plants are subject to certain change of control and consent provisions. Under the terms of the lease related to the Southern Reclamation Plant, Alcoa has the right to terminate the lease if we sell, transfer or assign the lease or the Southern Reclamation plant without Alcoa’s prior consent. Under the terms of the lease related to the sewage treatment plant, Alcoa has the right to terminate the lease prior to its expiration date if we cease to operate the sewage treatment plant, cease to provide sewage treatment services to Alcoa or sell, transfer or assign the lease to the sewage treatment plant without Alcoa’s prior consent. Under the terms of the lease related to the drinking water plant, Alcoa has the right to terminate the lease prior to its expiration date if we cease to provide drinking water services to Alcoa, cease to operate the drinking water plant or sell, transfer or assign the lease of the drinking water plant without Alcoa’s prior consent. Under the terms of the lease related to locomotive shed and maintenance buildings and the related buildings and the related real property, Alcoa has the right to terminate the lease prior to the expiration date if we cease to operate our Listerhill facility, the Alabama Reclamation Plant, the Southern Reclamation Plant or the Sheffield Coating Plant or we sell, transfer or assign the lease for our Listerhill facility, the Alabama Reclamation Plant, the Southern Reclamation Plant or the Sheffield Coating Plant without Alcoa’s prior consent.

Item 3.	Legal Proceedings

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

In November 2006, the Company received notice from the Environmental Protection Agency (“EPA”) regarding certain violations of the Clean Air Act. In the first quarter of 2009, this matter was resolved and settled with the Company agreeing to pay a fine and to upgrade the ventilation on a piece of equipment. The Company was properly reserved for this matter.

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

In July 2008, the National Labor Relations Board issued a consolidated complaint against the Company which alleges that the Company failed to pay termination benefits to certain former employees represented by unions that, as of November 1, 2007, no longer represent any employees at the Company. The complaint seeks benefits on behalf of a group of former employees but does not seek a specific amount for relief. No decision is expected on the case before the end of the year. Wise Metals is vigorously contesting this complaint and believes it has meritorious defenses. The complaint was originally denied due to lack of timely filing. That decision was appealed and also denied. The Company believes it is properly accrued for this contingency and, accordingly, the ultimate resolution of these matters is not expected to have a material adverse effect on the Company’s consolidated financial statements.

As of December 31, 2008, the Company had no other known probable exposures relating to claims, environmental matters, or other legal proceedings that are expected to have a material adverse effect on the Company. There can be no assurance, however, that unanticipated events will not require the Company to increase the amount it has accrued for any matter or accrue for a matter that has not been previously accrued because it was not considered probable. While it is possible that the increase or establishment of an accrual could have a material adverse effect on the Company’s financial results for any particular fiscal quarter or year, in the opinion of management there exists no known potential exposure that would have a material adverse effect on the financial condition or on the financial results of the Company beyond such fiscal quarter or year.

Item 4.	Submission of Matters to a Vote of Security Holders

On December 17, 2008, Members of the Company constituting a Majority in Interest (as defined in the Third Amended and Restated Limited Liability Company Agreement of the Company dated as of October 5, 2007) resolved in writing that, in connection with the pre-funded commitment of $50 million by the Retirement Systems of Alabama (RSA) under the revolving credit facility, the Company shall, among other corporate matters, execute and deliver: (1) Amendment No. 15 to the Amended and Restated Loan Agreement dated December 17, 2008 and (2) Amendment No. 1 to the Third Amended and Restated Limited Liability Company Agreement dated December 17, 2008 in order to: (i) grant to the RSA a 4% membership interest in the Company; (ii) grant to those members of Company’s management board appointed by the RSA approval rights over certain matters.

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

There is no publicly traded market for our common equity.

Item 6.	Selected Financial Information

The following table sets forth our selected historical and other financial data for each of the five years in the period ended December 31, 2008. You should read the following selected historical financial and other information in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operation” and our consolidated financial statements and the notes thereto included elsewhere in this Form 10-K.

	2008	2007	2006	2005	2004
	(dollars in thousands)
Statement of Operations Data:
Net sales	$1,136,654	$986,659	$1,038,641	$907,736	$792,357
Cost of sales(4)	1,153,158	996,265	1,087,648	914,756	808,794

Gross deficit	(16,504)	(9,606)	(49,007)	(7,020)	(16,437)
Selling, general and administrative	19,540	15,303	11,557	10,728	11,967

Operating (loss) income	(36,044)	(24,909)	(60,564)	(17,748)	(28,404)
Early extinguishment of debt	—	—	—	—	(7,455)
Interest expense and fees, net	(36,220)	(35,651)	(32,679)	(25,110)	(17,920)
Gain (loss) on derivative instruments(1)(4)	(78)	7,059	9,387	21,240	12,237

Net loss	$(72,342)	$(53,501)	$(83,856)	$(21,618)	$(41,542)

Other Data:
Depreciation and amortization	$15,591	$13,721	$12,580	$13,355	$13,211
Adjusted EBITDA with LCM impact(2)	(65,100)	(25,443)	9,106	7,499	33,335
Capital expenditures	21,558	22,247	10,612	14,537	12,329
Total pounds billed-rolled aluminum (in millions)	566	544	636	661	653
Number of employees at end of period—Total	947	938	1,091	1,151	1,134
Number of employees at end of period—Alloys	624	710	895	959	1,012
Total man hours worked (in thousands)—Alloys	997	1,371	1,509	1,527	1,609

Balance Sheet Data (at period end):
Cash	$234	$1,447	$2,280	$6,456	$7,669
Broker deposits(3)	1,233	902	7,889	250	250
Property and equipment, net	103,519	92,184	84,589	86,557	85,375
Total assets	393,338	353,419	334,919	342,439	334,470
Working capital (deficit)	(104,177)	(17,615)	(33,918)	34,798	55,867
Total debt	348,668	326,517	344,800	290,033	254,244
Total members’ deficit	(266,949)	(172,971)	(121,436)	(37,130)	(12,765)

(1)	We adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activity, on January 1, 2001. We have elected not to designate any of our derivative instruments as hedges under this statement. All of our derivatives are recorded at fair value in our balance sheets. Accordingly, any unrealized loss or gain is recorded in the statement of operations as of the end of each accounting period. (See Note 2 to our Consolidated Financial Statements).
(2)

Adjusted EBITDA represents EBITDA, defined as earnings before income taxes, interest expense and fees, net, and depreciation and amortization, adjusted to exclude early extinguishment of debt, income from affiliate, nonrecurring charges, severance charges and credits, LIFO adjustments, cumulative effect of change in accounting principle and mark-to-market adjustment for contracts under SFAS No. 133. Adjusted EBITDA is not intended to represent cash flows from operations as defined using GAAP and should be considered in addition to, and not as a substitute for, cash flows as a measure of liquidity. We include Adjusted EBITDA information because this measure is used to measure our compliance with debt covenants and used by investors and note holders to evaluate our ability to service debt. Our measure of Adjusted EBITDA may not be comparable to similarly titled measures of other companies. The table below sets forth the reconciliation of Adjusted EBITDA. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results Of Operation — Liquidity and Capital Resources.”

(3)	Broker deposits include cash deposits with commodity brokers to cover open hedging positions. Broker deposits also include $250 in restricted cash with a financial institution.
(4)	Certain amounts have been revised in the Consolidated Statement of Operations for the years ended December 31, 2007, 2006, 2005 and 2004 to correct the classification of the realized gain (loss) on derivative instruments by presenting it as “Gain (loss) on derivative instruments” instead of “Cost of sales.” As a result, the Company is presenting, in the Consolidated Statement of Operations for the years ended December 31, 2007, 2006, 2005 and 2004, ($1,293), $33,513, $9,574 and $12,787, respectively, in Gain (loss) on derivative instruments that had previously been included in Cost of Sales. These revisions resulted in an increase (decrease) in cost of sales and decrease (increase) in loss on derivative instruments of ($1,293), $33,513, $9,574 and $12,787 for the years ended December 31, 2007, 2006, 2005 and 2004, respectively. The revision has no impact on the Company’s Consolidated Balance Sheets, Consolidated Statements of Cash Flows, or net loss on the Consolidated Statements of Operations for the periods presented.

Adjusted EBITDA represents EBITDA (defined as earnings before income taxes, interest expense and fees, net, and depreciation and amortization), adjusted to exclude early extinguishment of debt, income from affiliate, certain nonrecurring items, severance charges and credits, LIFO adjustments, cumulative effect of change in accounting principle and mark-to-market adjustment for contracts under SFAS No. 133. Additionally, the Company reports inventory values assuming a lower of FIFO cost or market basis to determine liquidity under the Company’s revolving loan agreement. Adjusted EBITDA is used as a supplemental measure of operating performance and liquidity by management and external users of our financial statements, such as investors and note holders, to assess:

•	the financial performance of our assets without regard to financing methods, capital structures or historical cost basis; and

•	to measure our compliance with debt covenants and to evaluate our ability to service debt; and

•	our operating performance and return on invested capital as compared to those other companies in our industry, without regard to financing methods and capital structure.

Adjusted EBITDA should not be considered an alternative to net income (loss), cash flow from operating activities or any other measure of financial performance or liquidity presented in accordance with GAAP. Adjusted EBITDA excludes some, but not all, items that affect net income (loss) and operating income (loss), and these measures may vary among other Companies. Therefore, Adjusted EBITDA as presented in this section may not be comparable to similarly titled measures of other companies. The following table presents a reconciliation of Adjusted EBITDA to the most directly comparable GAAP financial measure for each of the periods presented.

Reconciliation of Net Loss to Adjusted EBITDA

	December 31
	2008	2007
	(In Thousands)
Net loss	$(72,342)	$(53,501)
Interest expense and fees	36,220	35,651
Depreciation and amortization	15,591	13,721
LIFO Adjustment	(25,946)	(12,962)
Unrealized loss (gain) on derivative instruments	4,385	(8,352)

Adjusted EBITDA	$(42,092)	$(25,443)
LCM impact	(23,008)	—

Adjusted EBITDA with LCM impact	$(65,100)	$(25,443)

Reconciliation of Net Cash Used in Operating Activities to Adjusted EBITDA

	2008	2007	2006	2005	2004
	(dollars in thousands)
Net cash used in operating activities	$(227)	$(33,035)	$(47,175)	$(21,559)	$(33,823)
Changes in working capital items and other	(101,093)	(28,059)	23,602	3,948	48,653
Interest expense and fees, net(a)	36,220	35,651	32,679	25,110	18,505

Adjusted EBITDA with LCM impact	$(65,100)	$(25,443)	$9,106	$7,499	$33,335

(a)	Interest expense and fees includes servicing fees paid in conjunction with receivables asset sales in the amount of $585 in 2004.

Item 7.	Management’s Discussion And Analysis Of Financial Condition And Results Of Operation

The information contained in this section should be read in conjunction with our consolidated financial statements and related notes and the information contained elsewhere in this Form 10-K under the captions “Risk Factors,” Selected Financial Data,” and “Business.”

Overview

We are the third largest producer of aluminum beverage can stock in the world and one of the largest aluminum and other non-ferrous scrap recyclers in the United States based on The Aluminum Association, Inc. Beverage can stock is aluminum sheet specifically designed and engineered for the production of aluminum beverage cans. We own one of only five beverage can stock facilities in North America, providing valuable capacity to meet volume demands in a consolidated industry. Our can stock customers include Ball, Crown, Rexam and Nafcel. These customers produce aluminum cans for the largest brewers and carbonated soft drink bottlers in North America. In addition, we produce food container stock and semi-fabricated aluminum sheet for transportation and other common alloy commercial markets. Our recycling operation, Wise Recycling, provides aluminum feedstock for our aluminum sheet production as well as collection of scrap for sale in the merchant market.

Unlike some of our principal competitors, we do not manufacture aluminum from bauxite. Instead, we process aluminum scrap and prime aluminum manufactured by third parties. As a result, we do not have the capital requirements and high fixed costs associated with the production of prime aluminum. Aluminum purchases comprised approximately 69% of our cost of sales in 2008. Historically, prices of our aluminum can stock and other products have been directly correlated to the prices of our metal material cost due to the standard industry practice of passing through the metal material costs to customers. This correlation, subject to the impact of metal ceiling or “price caps”, which was an artificial limit on the price we could charge certain customers for metal, has otherwise allowed us to maintain a relatively consistent conversion revenue, defined as net revenue less material costs, on a per pound basis. The impact of metal prices rising above the ceiling in 2005 and 2006 led to a reduction in conversion revenue and resulting conversion margin. The Company had no impact from metal price ceilings on its beverage can business in 2007 and 2008.

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

We generally warehouse finished can stock at thirteen locations which are strategically situated in close proximity to many of the primary customer plant locations that we serve. Our customer plant locations require daily shipments by either rail or truck to replenish warehouse inventory.

In 2008, approximately 55% and 19% of our total shipments were derived from sales to Ball and Crown, respectively. Our Listerhill facility has been a supplier to selected Ball manufacturing facilities since 1965, and we are the largest supplier of beverage can stock to Ball. Ball has contracted to purchase aluminum beverage can stock from us through a multi-year supply agreement extending beyond 2009. Crown has contracted to purchase aluminum beverage can stock from us through a multi-year supply agreement extending beyond 2009. We currently supply Crown food can stock under a multi-year supply agreement which extends beyond 2009. We began to ship can stock to Rexam in 2004 and continue with Rexam to make spot shipments. We also currently supply can stock to Nafcel under a multi-year supply agreement extending beyond 2009.

Our historic beverage can stock shipments have been fairly consistent since our purchase of our Listerhill facility in 1999, as the beverage can market and our competitive market share positions have been relatively constant over that period.

Metal, labor, natural gas, electricity and plant maintenance costs represent the primary components of our cost of sales. In 2008, scrap aluminum represented approximately 63% of our metal input. In 2008, aluminum represented approximately 69% of our cost of sales. Purchases of scrap aluminum from Recycling and our customers made up 55% of total scrap used, with the balance coming from purchases in the open market. The scrap purchase arrangements with our key customers through which we purchase scrap aluminum generated in their can production processes provided us with approximately 34% of our scrap aluminum requirements in 2008. In 2008, scrap aluminum purchases from Recycling represented 21% of our purchases of scrap aluminum. Recycling presently operates seven area centers with eighteen service centers and seventeen convenience centers associated with the area centers. Recycling continues to identify potential locations where there is a sufficient industrial base to provide scrap to the plant and operate profitably on an independent basis. Recycling also sells ferrous, copper and other non-ferrous scrap to unaffiliated third party buyers.

The primary aluminum alloys utilized in our business are readily available and are purchased from both foreign and domestic sources.

We currently purchase natural gas on a bid basis from Atmos which is delivered through Northern Alabama Gas District Pipeline and purchase electricity from the TVA, which provides for firm power at fixed prices and variable power at market prices.

Shipping and handling costs amounted to $34.8 million, $23.9 million, and $25.6 million for the years ended December 31, 2008, 2007 and 2006, respectively, and are recorded as a component of cost of sales in the consolidated statements of operations. Freight costs decreased from $25.6 million in 2006 to $23.9 million in 2007 due primarily to a decrease in shipments from 757.3 million pounds in 2006 to 706.8 million pounds in 2007. Freight costs increased from $23.9 million in 2007 to $34.8 million in 2008 due primarily to an increase in shipments from 706.8 million pounds in 2007 to 785.4 million pounds in 2008.

Selling, general and administrative expenses consist primarily of employment costs, legal fees bad debt expenses and various administrative expenses. Employment costs comprised approximately 36% of selling, general and administrative expenses in 2008.

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

Operating Results

Year ended December 31, 2008 compared to year ended December 31, 2007

Sales. Consolidated sales increased from $986.7 million in 2007 to $1,136.7 million in 2008, an increase of $150.0 million, or 15%. Total volumes increased from 706.8 million pounds in 2007 to 785.4 million pounds in 2008, an increase of 78.6 million pounds, or 11%.

Wise Alloys sales increased from $839.4 million in 2007 to $980.1 million in 2008, an increase of 17%, while shipments increased from 543.6 million pounds in 2007 to 565.6 million pounds in 2008, an increase of 4%. Sales increased in part due to continued negotiated price improvements to cover increases in input costs as well as increased volumes.

Wise Recycling sales to third parties increased from $145.2 million in 2007 to $153.5 million in 2008, an increase of 6% while shipments to third parties increased from 163.2 million pounds in 2007 to 219.8 million pounds in 2008, an increase of 35%. The increased shipments at Recycling resulted from continued internal growth and expansion efforts within existing facilities to handle increased non-aluminum scrap such as copper and brass as well as an increased presence in the ferrous market. Average sales price decreased from $0.91 per pound in 2007 to $0.74 per pound in 2008 due in part to an increased presence in the ferrous market including an 82% increase in ferrous shipments which has a significantly lower price per pound than other product categories as well an overall decline in the market pricing for all scrap metals.

Cost of Sales. Consolidated cost of sales increased from $996.3 million in 2007 to $1,153.2 million in 2008, an increase of $156.9 million or 16%.

Wise Alloys cost of sales increased from $867.6 million in 2007 to $1,002.3 million in 2008, an increase of 16%. Metal costs, accounted for on the last-in-first-out (LIFO) basis and representing 70% and 68% of cost of sales in 2007 and 2008, respectively, increased from $603.0 million in 2007 to $685.3 million in 2008, an increase of $82.3 million or 14%. Gross profit declined from a loss of $18.6 million in 2007 to a loss of $22.7 million in 2008. Metal prices in 2008 averaged approximately 2% lower than in 2007, while metal prices in 2007 averaged approximately 1% higher than in 2006. The change in gross profit resulted largely from increased input costs including energy, lubricants and hardeners.

In 2007 the Company incurred $7 million in direct costs as a result of a work stoppage related to labor negotiations and an additional $1.2 million in costs associated with transitioning its maintenance service operations. On November 1, 2007, the Company received notice from the union representatives of the United States Steelworkers (USW) that they intended to undergo a work stoppage representing approximately 400 workers. Simultaneously, the union contract covering approximately 200 additional maintenance workers also expired. The Company replaced these maintenance workers through a long-term alliance contract with ABB, Inc. to provide maintenance services to Wise Alloys. The work stoppage of the USW lasted differing times at each of the facilities of Wise Alloys but in each case lasted less than 5 days. Most of these resulting costs are included in cost of sales in the consolidated statements of operations. The current labor agreements are in effect through November 1, 2012.

The price paid per mmBTU in 2007 was $8.08 versus an average price paid in 2008 of $9.96 an increase of 23% or approximately $1.88 per mmBTU. Based on annual usage of approximately 4.4 million mmBTUs, this price increase contributed approximately $8.3 million to the decline in margin in 2008.

Wise Recycling cost of sales associated with net sales increased from $136.2 million in 2007 to $148.1 million in 2008, an increase of 9%. The increase can be attributed to the increased volumes at Recycling as well as the higher commodity prices in the first half of the year for aluminum and other scrap products including copper and brass which resulted in cost increases for recycled products.

Selling, General and Administrative. Selling, general and administrative expenses increased from $15.3 million in 2007 to $19.5 million in 2008, an increase of $4.2 million or 27% due to a $2.6 million increase in bad debt reserves, as well as increases to professional service fees and legal reserves.

Interest Expense and Fees. Interest expense, including amortization of deferred financing costs, increased from $35.6 million in 2007 to $36.2 million in 2008, an increase of $0.6 million, primarily due to higher outstanding amounts on our line of credit throughout the year in addition to additional interest paid under the Company’s financing agreement. The increase was due to higher working capital needs caused by higher metal prices in the first half of the year. Amortization of deferred financing costs included in interest expense and fees was $2.1 million in 2007 and $1.8 million in 2008, a decrease of $0.3 million or 5%.

Gain (loss) on derivative instruments. In 2008, a loss of $0.1 million was recognized versus a gain of $7.1 million in 2007. The gain (loss) on derivative instruments is comprised of a realized gain of $4.3 million and an unrealized loss of $4.4 million in 2008 and a realized loss of $1.3 million and an unrealized gain of $8.4 million in 2007. The gain (loss) was as a result of forward contracts entered into to hedge the cost of natural gas and aluminum. The fair value at December 31, 2008 for natural gas and aluminum derivatives were ($0.2) million and $1.0 million, respectively. The fair value at December 31, 2007 for natural gas and aluminum derivatives were ($0.4) million and $4.2 million, respectively.

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

Wise Recycling sales to third parties increased from $134.2 million in 2006 to $145.2 million in 2007, an increase of 8% while shipments to third parties increased from 121.0 million pounds in 2006 to 163.2 million pounds in 2007, an increase of 35%. The increased shipments at Recycling resulted from continued internal growth and expansion efforts within existing facilities to handle increased non-aluminum scrap such as copper and brass as well as an increased presence in the ferrous market which increased 252%. Average sales price decreased from $1.08 per pound in 2006 to $0.91 per pound in 2007 due mostly to the increased presence of ferrous metal in the sales mix which has a significantly lower price per pound than other product categories.

Cost of Sales. Consolidated cost of sales decreased from $1,087.6 million in 2006 to $996.3 million in 2007 a decrease of $91.3 million or 8%.

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

Gain (loss) on derivative instruments. In 2007, an unrealized gain of $7.1 million was recognized versus a gain of $9.4 million in 2006. The gain (loss) on derivative instruments is comprised of a realized loss of $1.3 million and an unrealized gain of $8.4 million in 2007 and a realized gain of $33.5 million and an unrealized loss of $24.1 million in 2006. The unrealized gain (loss) was as a result of forward contracts entered into to hedge the cost of natural gas and aluminum. The fair value at December 31, 2007 for natural gas and aluminum derivatives were ($0.4) million and $4.2 million, respectively. The fair value at December 31, 2006 for natural gas and aluminum derivatives were ($3.8) million and ($2.8) million, respectively.

Liquidity and Capital Resources

The Company has incurred significant losses in the past three years as a result of unfavorable contracts, commodity pricing pressures and liquidity issues which have had a negative impact on cash flows from operations. During 2008 and the first quarter of 2009, management took active steps to improve its contracts, improve productivity, reduce costs and implement new machinery to expand product offerings to include wider coil to supply the 14-out market. Management believes these investments will strengthen their competitive position by increasing capacity and product offerings and reducing operating costs while maintaining industry-leading quality standards. The market for the Company’s products remains quite competitive and management does not foresee a climate for substantial price increases through the remainder of 2009. The Company believes there are an unusually large number of long-term industry-wide can sheet contracts which expire at the end of 2009 affecting a substantial portion of the domestic can sheet market. Given the recent history of substantial industry losses by can sheet makers, the Company believes there is opportunity for substantial price increases to occur in new contracts and in this contract renewal process for can sheet volume beginning in 2010.

Beginning in the third quarter of 2008, management implemented cost reduction and process improvement initiatives, as well as negotiated more favorable sales terms with certain customers and extended payment terms with certain vendors. On April 30, 2009, in an effort to improve liquidity to meet the Company’s 2009 operating plan, the Company amended their revolving and secured credit facility which increased their availability by $46 million (see Note 6). Management believes that these initiatives as well as the availability under the revolving and secured credit agreement will be sufficient to pay operating expenses, satisfy debt service obligations and fund capital expenditures through the remainder of 2009. However, in the event they are not, the Company will seek alternative sources of funding.

Our principal source of cash to fund liquidity needs has been availability under our revolving and secured credit facility described in Note 6 to our Consolidated Financial Statements. We anticipate that our primary liquidity needs will be for debt service, working capital (including potential increased margin deposits associated with derivatives) and capital expenditures. Our debt service costs, which mostly consists of interest, and working capital requirements have decreased as a result of decreased aluminum prices. If market factors prevent us from successfully executing our plan or we are otherwise unable to successfully execute our plan, our liquidity would be adversely affected, which would have a material adverse effect on our business, results of operations, and financial condition. We believe that cash generated from operations, available borrowings under our senior revolving secured credit facility, including anticipated increases in borrowing base availability that would likely result as our accounts receivable and inventory values increase ratably and other indebtedness will be sufficient to enable us to meet our liquidity requirements in the foreseeable future.

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

The following discusses material changes in our liquidity and capital resources for the year ended December 31, 2008.

As of December 31, 2008, the outstanding balance on our revolving line of credit facility was $168.4 million. Available borrowings under the revolving credit agreement at December 31, 2008 were $26.9 million. Should commodity prices increase significantly or should the Company need to increase working capital levels to accommodate increased sales levels, borrowings under the facility can increase to as high as the maximum level under the agreement of $300 million subject to borrowing base limitations. The Company had approximately $1.3 million of outstanding letters of credit against our $300 million revolving credit line. The term of the revolving line is May 5, 2010. The Company is actively seeking to renew and extend the term of this agreement. We anticipate that we will have this in place prior to the expiration of our current revolving line. Although we believe we have sufficient liquidity under our Revolving Credit Facility to run our business, under extreme market conditions there can be no assurance that such funds would be available or sufficient, and in such a case, we may not be able to successfully obtain additional financing on favorable terms, or at all. Our senior credit agreement and indenture agreement contain restrictive covenants. These covenants may constrain our activities and limit our operational and financial flexibility. The failure to comply with these covenants could result in an event of default, which, if not cured or waived, could have a material adverse effect on our business, financial condition, and results of operations. The facility is considered short term due to the use of a lockbox as well as material adverse effect language within the agreement. The terms of the credit facility permit us to enter into various forms of additional financing with varying amounts. See Note 6 of the Notes to the Condensed Consolidated Financial Statements for further discussion. Furthermore, we frequently offer cash discounts for early payment against receivables from our major can sheet customers which can also increase overall liquidity.

Our ability to borrow the full available amount of our credit facility is limited by the available borrowing base under the revolving credit facility as determined based on a borrowing base formula which relates to the collateral value of trade receivables and inventory on a basis approximating the lower of current cost (on a first-in-first-out or FIFO basis) or fair market value. This borrowing base is then compared to the outstanding loan balance (including outstanding letters of credit) to determine a net amount available for additional borrowings (“Availability”). This credit facility requires also that we comply with either a minimum Adjusted EBITDA and a capital expenditure covenant or an Adjusted Excess Availability calculation as defined by that agreement. At December 31, 2008 the Company was in compliance with the minimum availability covenant and therefore was not required to meet the minimum Adjusted EBITDA covenant or the capital expenditure covenant. A minimum availability covenant of $10 million was in place for 2009 until Amendment No 16 was executed on April 30, 2009.

As described in Note 6 to our Consolidated Financial Statements, Adjusted EBITDA represents EBITDA, defined as net earnings before income taxes, interest expense and fees, net, and depreciation and amortization, adjusted to exclude early extinguishment of debt, income from affiliate, nonrecurring charges, severance charges and credits, LIFO adjustments, cumulative effect of change in accounting principle and mark-to-market adjustment for contracts under SFAS No. 133. Adjusted Excess Availability is determined as availability adjusted to remove any contractual sub-limits such as those for inventory or any limitations on the maximum amount of the revolving credit facility.

The Company’s revolving credit facility has a maximum credit line of $300 million. The applicable interest rates for the loan are either from 1.25% — 1.75% over the prime interest rate or 3.50% — 4.00% over the LIBOR rate, and are based upon the Adjusted EBITDA of the Company for the immediately preceding two (2), three (3) or four (4) fiscal quarter periods. The maturity date of the credit facility is May 5, 2010.

On April 25, 2008, the Company entered into an Amendment No. 13 to its revolving credit facility (“Amendment No. 13”) to increase the maximum credit under the loan from $207.5 million to $278 million with a Company option to increase the line to $300 million. Under Amendment No. 13, RSA, an equity owner of the Company, agreed to participate in the revolving credit facility as a pari passu lender with a total commitment of $96 million (the “Tranche B Commitment”). The Company and the RSA entered into a fee letter agreement which, per Amendment No. 13, is embedded in the revolving credit agreement, and requires the Company to pay the RSA an 8.5% fixed rate of return for the average amount outstanding under the Tranche B Commitment. Further, the Company and the RSA agreed to enter into an amendment to the existing master equipment lease to increase the amount available under the lease by $4 million and extend the maturity date to May 5, 2010.

On October 8, 2008, the Company (i) exercised its option to increase the line under its revolving credit facility to $300 million (ii) reset certain sublimits within the revolver facility and (iii) entered into Amendment No. 14 to its revolving credit facility (“Amendment No. 14”) to add a new lender ( the “Tranche C Lender”) with a commitment of $22 million (the “Amendment No. 14 Commitment”). Under Amendment No. 14, the Tranche C Lender has fully funded its Amendment No. 14 Commitment. The Amendment No. 14 Commitment will remain outstanding without regard to any changes to the Company’s borrowing base applicable to the revolving loans and will be repaid upon maturity of the revolving credit facility and after the commitments of the revolving lenders have been repaid.

On December 17, 2008, the Company entered into an Amendment No. 15 to its revolving credit facility (“Amendment No. 15”). Under Amendment No. 15, the RSA pre-funded $50 million (the “Amendment No. 15 Commitment”) under the revolving credit facility. The interest rate on the Amendment No. 15 Commitment is fixed at 10%. Under Amendment No. 15, the RSA’s pre-funded Amendment No. 15 Commitment will remain outstanding without regard to any changes to the Company’s borrowing base applicable to the revolving loans and will be repaid upon maturity of the revolving credit facility and after the commitments of the revolving lenders and the Tranche C Lender have been repaid. The Amendment No. 15 Commitment was used to pay down the commitments of the existing revolving lenders, including the RSA in its capacity as a revolving lender and the RSA’s Tranche B Commitment was reduced by $50 million. In connection with Amendment No. 15, the Company granted the RSA a 4% membership interest in the Company and granted those members of the Company’s management board appointed by the RSA approval rights over certain matters.

On April 30, 2009, the Company entered into an Amendment No. 16 to its revolving credit facility (“Amendment No. 16”). Under Amendment No. 16, the RSA pre-funded an additional $46 million (the “Amendment No. 16 Commitment” and together with the Amendment No. 15 Commitment, the “Tranche D Commitment”) under the revolving credit facility. The interest rate on the Amendment No. 16 Commitment is fixed at 10%. The Amendment No. 16 Commitment was used to pay down the commitments of the existing revolving lenders, including the RSA in its capacity as a revolving lender and the RSA’s Tranche B Commitment was terminated. The RSA’s Tranche D Commitment will remain outstanding without regard to any changes to the Company’s borrowing base applicable to the revolving loans and will be repaid upon maturity of the revolving credit facility and after the commitments of the revolving lenders and the Tranche C Lender have been repaid.

Our liquidity has been directly impacted by aluminum prices which have increased steadily and dramatically since 2002. Average aluminum prices in 2002 were $0.65 per pound and have risen over 86% to an average of $1.21 per pound in 2008. These price increases have impacted our working capital requirements resulting in higher outstanding debt supported by higher levels of receivables and inventory during 2008. The impact lessened somewhat during the second half of 2008 as the average price dropped to $1.09 for that period and averaged $0.89 during the fourth quarter of 2008. Our liquidity could also be hampered if we incurred significant unexpected increases in necessary capital expenditures. Significant increases in volumes could also impact our liquidity. See Item 1A, “Risk Factors” for certain circumstances that could adversely affect our liquidity. In particular, a default under our revolving and secured credit facility or decreased sales or lower margins from our sales to Ball or Crown could have a material adverse effect on our liquidity. While the metal ceiling materially impacted sales of beverage can sheet in 2006, the Company had no impact from metal price ceilings on beverage can sheet in 2007 and 2008, due to negotiated pricing terms.

If we do not comply with these or other covenants and restrictions contained in our revolving and secured credit facility, the indenture and other agreements governing our indebtedness, we could be in default under those agreements, and the debt under those instruments, together with accrued interest, could then be declared immediately due and payable. If we default under our revolving and secured credit facility, the lenders could cause all of our outstanding debt obligations under our revolving and secured credit facility to become due and payable, require us to apply all of our cash to repay the indebtedness or prevent us from making debt service payments on any other indebtedness we owe. In addition, any default under our revolving and secured credit facility or agreements governing our other indebtedness could lead to an acceleration of debt under other debt instruments that contain cross-acceleration or cross-default provisions. If the indebtedness under our revolving and secured credit facility and indenture is accelerated, we may have to seek other sources of financing or otherwise may not have sufficient assets to repay amounts due under our revolving and secured credit facility, our senior secured notes or under other debt securities then outstanding. Our ability to comply with these provisions of our revolving and secured credit facility, the indenture and other agreements governing our other indebtedness may be affected by changes in the economic or business conditions or other events beyond our control. The fair value of the Company’s debt at December 31, 2008 was $305.7 million compared to $278.8 million at December 31, 2007 due mostly to the increased borrowings under the revolving line of credit.

On October 4, 2007, the Company signed an agreement with the RSA in which the RSA agreed to purchase $75 million of cumulative-convertible 10% PIK preferred membership interests of the Company. The preferred interest is convertible into 25 percent of the common interest of the Company. The Company has the right to call the preferred membership interest after seven years at the cost of the greater of the investment plus any accrued PIK dividends or the fair market value of the preferred interest on an as converted basis. In conjunction with the transaction, deferred financing fees were incurred in the amount of $1,083 of which the amortization of those fees was $193 for the period ended December 31, 2008. As of December 31, 2008, total accumulated PIK interest on the $75 million cumulative-convertible preferred membership interest was $9,563. Unamortized deferred financing fees in the amount of $890 are included as an offset to the total liquidation preference of $75 million preferred membership interest and $9,563 of accumulated PIK interest classified as “mezzanine equity” on the balance sheet. Total liquidation preference as of December 31, 2008, is $84,563 and total accretion of redeemable preferred membership interest for the period ended December 31, 2008 is $7,845 which would increase the net loss attributable to members. In the event of any liquidation, dissolution or winding up of the Company, the preferred members are entitled to receive distributions before any distributions to the members.

The Company is a party to certain claims and litigation associated with employment related matters for which management believes that the ultimate resolution will not have a material adverse impact on the Company’s financial position.

On April 16, 2009, the Company received a Notice of Default from the Trustee under the Indenture for failure to timely file its annual report on Form 10-K for the year ended December 31, 2008 (“2008 Annual Report”). such Default will not become an Event of Default under the Indenture so long as the Company files its 2008 Annual Report by May 31, 2009.

Year ended December 31, 2008 compared to year ended December 31, 2007

Operating Activities. During the year ended December 31, 2008, net cash used in operating activities was $0.2 million as compared to net cash used of $33.0 million in 2007. Cash used in or provided by operating activities are subject to fluctuations in working capital requirements especially for accounts receivable and inventories. Net loss for the year ended December 31, 2008 was $72.3 million, which includes a $0.1 million favorable impact for FAS 133 (Accounting for Derivative Instruments and Hedging Activities) and a $26.8 million favorable impact for metal costs accounted for on LIFO. This compares to a net loss of $53.5 million for the year ended December 31, 2007, which includes a $7.1 million favorable impact for FAS 133 and a $13.0 million favorable impact for metal costs accounted for on LIFO. Accounts receivable decreased from $77.5 million at December 31, 2007 to $72.4 million at December 31, 2008, a decrease of $5.1 million. This decrease is a result of timing. The payments by our customers are made at periodic times during the week and month, not every day, nor exactly in 30 days, so the balance in receivables can fluctuate significantly at the end of a quarter depending on the timing of receiving payments. Inventories increased from $165.8 million at December 31, 2007 to $199.9 million at December 31, 2008, an increase of $34.1 million due to increased in market pricing and conversion costs. Accounts payable increased from $103.2 million at December 31, 2007 to $196.3 million at December 31, 2008, an increase of $93.1 million. This increase is a result of a higher level of purchasing ahead of increased 2009 sales commitments, timing and extended vendor terms. During the first quarter of 2008, the Company elected to make a change in accounting principle with respect to the manner in which it amortizes unrealized gains or losses associated with its benefit plans. As a result of the change in accounting principle, $3,178 of the $4,180 unrealized gain was recognized in the statement of operations in cost of sales and $531 was an adjustment to retained earnings in the first quarter of 2008. There was no similar adjustment in 2007.

Investing Activities. In 2008, our capital expenditures were $21.6 million as compared to $22.2 million in 2007. These expenditures are comprised of capital improvements principally related to machinery and equipment. The Company has completed the next step in a program to further diversify industry product offerings by adding increased width to its aluminum can-stock capabilities. The results of this phase will extend the width of Wise Alloys can stock from 60 inches to 72 inches by the first half of 2009. This project will allow Wise Alloys’ can-sheet product to become available to beverage-can producers that use “14 and 15 out” extended-width cupping presses in their manufacturing process.

Financing Activities. Net cash provided by financing activities was $20.8 million in 2008 compared with $53.1 million in 2007. Net cash provided by financing activities was primarily from increased borrowings under the revolving and secured credit facility.

Year ended December 31, 2007 compared to year ended December 31, 2006

Operating Activities. During the year ended December 31, 2007, net cash used in operating activities was $33.0 million as compared to $47.2 million in 2006. Cash used in or provided by operating activities are subject to fluctuations in working capital requirements especially for accounts receivable and inventories. Net loss for the year ended December 31, 2007 was $53.5 million, which includes an $7.1 million favorable impact for FAS 133 (Accounting for Derivative Instruments and Hedging Activities) and a $13.0 million favorable impact for metal costs accounted for on LIFO. This compares to a net loss of $83.9 million for the year ended December 31, 2006, which includes a $9.4 million favorable impact for FAS 133 and a $23.6 million unfavorable impact for metal costs accounted for on LIFO. Accounts receivable decreased from $104.1 million at December 31, 2006 to $77.5 million at December 31, 2007, a decrease of $26.6 million. This decrease is a result of timing and decreased customer shipments. The payments by our customers are made at periodic times during the week and month, not every day, nor exactly in 30 days, so the balance in receivables can fluctuate significantly at the end of a quarter depending on the timing of receiving payments. The change in bad debt expense of $2.6 million resulted from the reassessment of credit risk on certain customers due to economic conditions. Inventories increased from $116.9 million at December 31, 2006 to $165.8 million at December 31, 2007, an increase of $48.9 million due to an inventory build ahead of increased 2008 sales commitments. Accounts payable increased from $71.1 million at December 31, 2006 to $103.2 million at December 31, 2007, an increase of $32.1 million. This increase is a result of a higher level of purchasing ahead of increased 2008 sales commitments, timing and extended vendor terms.

Investing Activities. In 2007, our capital expenditures were $22.2 million as compared to $10.6 million in 2006. These expenditures are comprised of capital improvements principally related to machinery and equipment. The Company has completed the next step in a program to further diversify industry product offerings by adding increased width to its aluminum can-stock capabilities. The results of this phase will extend the width of Wise Alloys can stock from 60 inches to 72 inches by the first half of 2009. This project will allow Wise Alloys’ can-sheet product to become also available to beverage-can producers that use “14 and 15 out” extended-width cupping presses in their manufacturing process.

Financing Activities. Net cash provided by financing activities was $53.1 million in 2007 compared with $53.6 million in 2006. Net cash provided by financing activities was from the purchase of $75 million of cumulative-convertible 10% PIK preferred membership interests by the RSA offset by decreased borrowings under the revolving and secured credit facility.

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

Critical Accounting Policies and Estimates

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

Pension / Other Post-Employment Benefits

Effective April 1, 1999, the Company established a defined benefit pension plan that covers essentially all union employees. The plan provides certain levels of benefits based on years of service and wage levels, but does not provide benefits for any prior service. In addition, defined contribution plans for both union and nonunion employees were established. In 2003, the Company established negotiated defined contributions for certain union employees to multi-employer union pension plans. This was done in exchange for freezing service time and pension factor in the aforementioned defined benefit plan as of the first quarter of 2004 and eliminating post-retirement benefits for affected employees. The Company also established post-retirement benefit plans for all hourly and salaried employees effective April 1, 1999. The union employees who become eligible to retire under the defined benefit plan, and are not a part of the unions that have elected the multi-employer option, will retain health benefits and certain other benefits for life. Salaried employees who retire after age 60 with a combined 10 years service with Wise Alloys LLC and the previous owner of the Wise Alloys facilities will be eligible for medical benefits until age 65. The Company’s funding policy for these plans is to contribute negotiated amounts to the multi-employer funds and amounts necessary to meet minimum funding requirements of the Employee Retirement Income Security Act for the defined benefit plans but not to exceed the maximum deductible amount allowed by the Internal Revenue Code. Commencing in 2008, the Company uses December 31 as the measurement date for all defined benefit plans.

A variance in the assumptions discussed above would have an impact on the projected benefit obligations, the accrued other post retirement benefit (OPEB) liabilities, and the annual net periodic pension and other postretirement benefit cost. A discount rate of 5.75% was used in 2008. The following table reflects the sensitivities associated with a hypothetical change in certain assumptions, primarily in the United States (in thousands):

	Favorable (Unfavorable)
	1% Increase			1% Decrease
	Increase (Decrease) in Benefit Obligation		Increase (Decrease) in Benefit Cost	Increase (Decrease) in Benefit Obligation		Increase (Decrease) in Benefit Cost
Actuarial Assumptions
Pension discount rate:		6.75%	7.25%		4.75%	5.25%
Pension		$(2,919)	$10		$3,602	$149

Salaried OPEB discount rate:		6.75%	7.02%		4.75%	5.02%
OPEB		$(162)	$(152)		$189	$20

Hourly OPEB discount rate:		6.75%	7.26%		4.75%	5.26%
OPEB		$(132)	$(182)		$164	$224

Expected return on plan assets:		*	9.00%		*	7.00%
Pension	$	*	$(207)	$	*	$207
OPEB		*	*		*	*

*	Not applicable

Inventory Valuation and Reserves

Inventories at Alloys are valued at the lower of cost or market using the last-in, first-out (LIFO) method. We use the LIFO method since it better matches current costs with current sales prices in our results of operations. Certain items in inventory may be considered impaired, obsolete or excess, and as such, we may establish an allowance to reduce the carrying value of these items to their net realizable value. Inventories maintained by Recycling that consist solely of raw materials are valued on a first-in, first-out (FIFO) basis and may be considered impaired based on significant changes in market conditions and revalued to the lower of cost or market (LCM). Based on certain assumptions and judgments made from the information available at that time, we determine the amounts in these inventory allowances. If these estimates and related assumptions or the market changes, we may be required to record additional reserves.

Long Lived Assets

The Company continually evaluates whether events and circumstances have occurred that indicate the remaining estimated useful life of long-lived assets may warrant revision or that the remaining balance may not be recoverable. These factors may include a significant deterioration of operating results, changes in business plans, or changes in anticipated cash flows. When factors indicate that an asset should be evaluated for possible impairment, the Company reviews long-lived assets to assess recoverability from future operations using undiscounted cash flows. Impairments are recognized in earnings to the extent that the carrying value exceeds fair value. Due to operating losses within the Alloys segment, the Company performed a SFAS 144 and concluded that there was no impairment to long lived assets.

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

New Accounting Pronouncements

In December 2008, the FASB issued FASB Staff Position No. FAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets (FSP 132(R)-1). FSP 132(R)-1 provides guidance on a plan sponsor’s disclosures about plan assets of defined benefit pension and postretirement plans. Required disclosures include information about categories of plan assets, fair value measurements of plan assets, and significant concentrations of risk, as well as investment policies and strategies. FSP 132(R)-1 is effective for fiscal years beginning after December 15, 2009. We are evaluating any potential impact of the adoption of FSP 132(R)-1 on our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”). SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. The provisions of SFAS 161 are effective for the fiscal years and interim periods beginning after November 15, 2008. We do not believe the adoption of SFAS 161 will have a material impact on our consolidated financial statement disclosures.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141(R)”), which replaces SFAS No. 141, Business Combinations (“SFAS 141”). SFAS 141(R) retains the underlying concepts of SFAS 141 in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting but SFAS 141(R) changed the method of applying the acquisition method in a number of significant aspects. Acquisition costs will generally be expensed as incurred; noncontrolling interests will be valued at fair value at the acquisition date; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. SFAS 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. SFAS 141(R) amends SFAS No. 109, Accounting for Income Taxes, such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of SFAS 141(R) would also apply the provisions of SFAS 141(R). Early adoption is not permitted. We are evaluating any potential impact of the adoption of SFAS 141 (R) on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159 (“SFAS No. 159”), The Fair Value Option for Financial Assets and Financial Liabilities, which provides companies with an option to report selected financial assets and liabilities at fair value. The new statement establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of a company’s choice to use fair value on its earnings. The new statement also requires entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. SFAS No. 159 does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS No. 157, Fair Value Measurements, and FASB SFAS No. 107, Disclosures about Fair Value of Financial Instruments. SFAS No. 159 was effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. The Company did not elect to adopt the optional provisions of this statement.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 was effective for fiscal years beginning after November 15, 2007, however the FASB has delayed the effective date of SFAS 157 to fiscal years beginning after November 15, 2008 for nonfinancial assets and nonfinancial liabilities, except those items recognized or disclosed at fair value on an annual or more frequent basis. The adoption of SFAS 157 for financial assets and liabilities in the first quarter of 2008 did not have a material impact on our consolidated financial statements. We do not believe that the adoption of SFAS 157 for nonfinancial assets and nonfinancial liabilities will have a material impact on our consolidated financial statements. Refer to Note 1 of the consolidated financial statements for further information on fair value measurement.

Contractual Obligations and Other Commitments

The following tables summarize our material contractual obligations as of December 31, 2008.

Payments due by period — December 31, 2008

(in thousands)

	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt and capital lease obligations(1)	$181,218	$4,492	$25,472	$150,163	$1,091
Purchase obligations(2)	27,126	27,126	—	—	—
Interest on fixed-rate debt instruments	69,996	15,591	30,987	23,219	199
Operating leases	14,796	2,438	4,032	4,167	4,159
Pension and OPEB payments	16,368	1,050	2,610	3,158	9,550

Total contractual obligations	$309,504	$50,697	$63,101	$180,707	$14,999

(1)	Long-term obligations include capital lease obligations resulting from the sales-financing agreement executed in 2006 as discussed in Note 6, Financing Arrangements, in the Notes to Consolidated Financial Statements.
(2)	Purchase obligations include an estimate for metal purchases based on price commitments.

Audit Committee

The board of directors has a sole member audit committee, Gregory Garvey, which reports to the management board. The audit committee for Wise does not have a charter. The audit committee reviews our financial statements and accounting practices. The committee has reviewed and discussed Wise Metals Group’s audited financial statements for the year ended December 31, 2008 with Wise Metals Group’s management. We have discussed with the independent registered public accounting firm, PricewaterhouseCoopers LLP (PwC), the matters required to be discussed by Statements on Auditing Standards No. 61, as amended (AICPA, Professional Standards, Vol. 1. AU section 380), as adopted by the Public Company Accounting Oversight Board in Rule 3200T. We also discussed with Wise Metals Group’s management management’s assessment of the effectiveness of Wise Metals Group’s internal control over financial reporting as of December 31, 2008. We have received the written disclosures and the letter from PwC required by applicable requirements of the Public Company Accounting Oversight Board regarding the independent accountant’s communications with the audit committee concerning independence, and we have discussed with PwC its independence. Based on the review and discussions referred to above, we recommend to the Board that the audited financial statements for Wise Metals Group be included in the Wise Metals Group Annual Report on Form 10-K for the year ended December 31, 2008 for filing with the Securities and Exchange Commission.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to changes in interest rates as a result of our outstanding debt. A hypothetical 100 basis point increase (or decrease) in interest rates from December 31, 2008 levels would impact our interest expense by approximately $1.4 million. Certain materials used in the manufacture of our products, most significantly natural gas and aluminum, are subject to price volatility. While future movements in prices of natural gas and aluminum are uncertain, the Company enters into certain derivative contracts to mitigate the exposure to natural gas and aluminum prices. The Company has not designated these instruments as hedges under SFAS 133 and, accordingly, the mark-to-market impact of these derivatives is recorded each period in current earnings. A hypothetical increase in aluminum prices only impacts the Company to the extent such increase was to exceed the metal price caps in our agreements with our customers since we pass the metal price along to our customers. In 2008, we used approximately 4.5 million mmBTUs of natural gas. A hypothetical $1 increase (or decrease) per mmBTU would have impacted our cost of sales by a corresponding $4.5 million.

Item 8.	Financial Statements and Supplementary Data.

The following consolidated financial statements of the Company and its subsidiaries are included herein as indicated below:

Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To Members of

Wise Metals Group LLC:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Wise Metals Group LLC and its subsidiaries at December 31, 2008 and 2007, and the results of their operations and their cash flows for the years ended December 31, 2008 and 2007 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule information for the years ended December 31, 2008 and 2007 listed in the index appearing under Item 15 (a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 8 to the consolidated financial statements, the Company changed the manner in which it accounts for pension and other postretirement plans as of December 31, 2007 and the manner in which it amortizes unrealized gains or losses associated with its benefit plans as of January 1, 2008.

/s/ PricewaterhouseCoopers LLP

Baltimore, Maryland

May 28, 2009

Report of Independent Registered

Public Accounting Firm on Consolidated Financial Statements

Members

Wise Metals Group LLC

We have audited the accompanying consolidated balance sheet of Wise Metals Group LLC (the Company) as of December 31, 2006, and the related consolidated statements of operations, members’ equity and cash flows for the period ended December 31, 2006 and 2005 (not included herein). Our audit also included the financial statement schedule listed in the index at item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Wise Metals Group LLC at December 31, 2006 and 2005 (not included herein), and the consolidated results of its operations and its cash flows for the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Baltimore, Maryland

April 30, 2007,

except for Notes 2 and 10, included in 2006 Form 10-K/A, as to which the date is

February 29, 2008

Wise Metals Group LLC

Consolidated Balance Sheets

	December 31
	2008	2007
	(In Thousands)
Assets
Current assets:
Cash and cash equivalents	$234	$1,447
Broker deposits	1,233	902
Accounts receivable, less allowance for doubtful accounts ($2,793 in 2008 and $531 in 2007)	72,430	77,526
Inventories, net	199,895	165,791
Fair value of contracts under SFAS 133	1,141	4,153
Other current assets	6,193	3,765

Total current assets	281,126	253,584
Non-current assets:
Property and equipment, net	103,519	92,184
Other assets	8,410	7,368
Goodwill	283	283

Total non-current assets	112,212	99,835

Total assets	$393,338	$353,419

Liabilities and members’ deficit
Current liabilities:
Accounts payable	$196,278	$103,235
Current portion of long-term debt and capital lease obligations	4,286	4,276
Borrowings under revolving credit facility, net of discount ($654 in 2008)	167,765	147,778
Fair value of contracts under SFAS 133	341	353
Accrued expenses, payroll and other	16,633	15,557

Total current liabilities	385,303	271,199
Non-current liabilities:
Term loan and capital lease obligations, less current portion	26,617	24,463
Senior notes	150,000	150,000
Accrued pension and other post retirement obligations	13,521	3,284
Other liabilities	1,173	1,616

Total non-current liabilities	191,311	179,363
Commitments and contingencies (see Note 10)	—	—
Redeemable preferred membership interest (liquidation preference of $84,563 as of December 31, 2008)	83,673	75,828
Members’ deficit:
Members’ deficit	(255,752)	(176,557)
Accumulated other comprehensive (deficit) income	(11,197)	3,586

Total members’ deficit	(266,949)	(172,971)

Total liabilities, redeemable preferred membership interest, and members’ deficit	$393,338	$353,419

See accompanying notes.

Wise Metals Group LLC

Consolidated Statements of Operations

	Years ended December 31
	2008	2007	2006
	(In Thousands)
Net sales	$1,136,654	$986,659	$1,038,641
Cost of sales	1,153,158	996,265	1,087,648

Gross deficit	(16,504)	(9,606)	(49,007)

Operating expenses:
Selling, general and administrative	19,540	15,303	11,557

Operating loss	(36,044)	(24,909)	(60,564)

Other income (expense):
Interest expense and fees	(36,220)	(35,651)	(32,679)
(Loss) gain on derivative instruments	(78)	7,059	9,387

	(36,298)	(28,592)	(23,292)

Net loss	(72,342)	(53,501)	(83,856)
Accretion of redeemable preferred member interest	(7,845)	(1,911)	—

Net loss attributable to common members	(80,187)	(55,412)	(83,856)

See accompanying notes.

Wise Metals Group LLC

Consolidated Statements of Members’ Deficit

	Common Members’ Equity (Deficit)	Accumulated Other Comprehensive (Deficit) Income	Total
	(In Thousands)
Balance at December 31, 2005	(35,289)	(1,841)	(37,130)

Components of Comprehensive loss
Minimum pension liability adjustment	—	(450)	(450)
2006 net loss	(83,856)	—	(83,856)

Total Comprehensive loss	—	—	(84,306)

Balance at December 31, 2006	(119,145)	(2,291)	(121,436)

Components of Comprehensive loss
Minimum pension liability adjustment	—	1,023	1,023
2007 net loss	(53,501)	—	(53,501)

Total Comprehensive loss	—	—	(52,478)

Accretion of redeemable preferred membership interest	(1,911)	—	(1,911)
Adjustment to initially apply FASB statement No. 158	—	4,854	4,854
Repurchase of common members’ equity	(2,000)	—	(2,000)

Balance at December 31, 2007	$(176,557)	$3,586	$(172,971)
Components of Comprehensive loss
Net actuarial loss	—	(15,314)	(15,314)
2008 net loss	(72,342)	—	(72,342)

Total Comprehensive loss	—	—	(87,656)

Discount on revolving credit facility	654	—	654
Amortization of unrealized gain—OPEB	—	531	531
FAS 158 measurement date adjustment	(5)	—	(5)
Members interest compensation expense	343	—	343

Accretion of redeemable preferred membership interest	(7,845)	—	(7,845)

Balance at December 31, 2008	$(255,752)	$(11,197)	$(266,949)

See accompanying notes.

Wise Metals Group LLC

Consolidated Statements of Cash Flows

	Years ended December 31
	2008	2007	2006
	(In Thousands)
Cash flows from operating activities
Net loss	$(72,342)	$(53,501)	$(83,856)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	15,591	13,721	12,580
Gain on sale of assets	—	(371)	—
Amortization of deferred financing fees	1,795	2,029	1,698
Recognition of unrealized actuarial gain from other post retirement benefits	(3,178)	—	—
LIFO (liquidation) provision	(25,946)	(12,962)	23,577
Inventory reserve	321	—	—
Bad debt expense (benefit)	2,614	(598)	69
Members’ interest compensation expense	343	—	—
Employee retirement benefits	32	(2,559)	3,488
Unrealized (gain) loss on derivative instruments	4,385	(8,352)	24,126
Changes in operating assets and liabilities:
Broker deposits	(331)	6,987	(7,639)
Accounts receivable	2,928	27,168	(30,839)
Inventories	(8,132)	(35,927)	1,672
Other current assets	(2,428)	2,168	(1,554)
Accounts payable	88,374	32,105	16,638
Accrued expenses, payroll and other	(4,253)	(2,943)	(7,135)

Net cash used in operating activities	(227)	(33,035)	(47,175)

Cash flows from investing activities
Purchase of equipment	(21,558)	(22,247)	(10,612)
Acquisition of Alabama Electric Motors LLC, net of cash received	(244)	—	—
Proceeds from sale of equipment	—	1,302	—

Net cash used in investing activities	(21,802)	(20,945)	(10,612)

Cash flows from financing activities
Net issuance of (payment on) short-term borrowings	20,641	(29,409)	39,739
Proceeds from long-term debt	300	—	—
(Payments on) proceeds from long-term obligations	(3,399)	(3,824)	78
Payments of financing costs	(726)	(1,570)	(1,156)
Proceeds from sale-financing transaction	4,000	14,950	14,950
Proceeds from the issuance of redeemable preferred membership interest	—	75,000	—
Purchase of members’ equity	—	(2,000)	—

Net cash provided by financing activities	20,816	53,147	53,611

Net decrease in cash and cash equivalents	(1,213)	(833)	(4,176)
Cash and cash equivalents at beginning of year	1,447	2,280	6,456

Cash and cash equivalents at end of year	$234	$1,447	$2,280

Supplemental cash flow information:
Interest payments (net of amount capitalized)	$33,985	$34,054	$30,906
Accretion of redeemable preferred membership interest	7,845	1,911	—
Capital expenditures included in accounts payable	5,289	941	—

See accompanying notes.

Wise Metals Group LLC

Notes to Consolidated Financial Statements

December 31, 2008

(Dollars in Thousands)

1. Organization and Basis of Presentation

Wise Metals Group LLC is a holding company formed for the purpose of managing the operations of Wise Alloys LLC, Wise Recycling LLC and Listerhill Total Maintenance Company LLC (collectively, the Company). Wise Alloys LLC (Alloys) manufactures and sells aluminum can stock and related aluminum products primarily to aluminum can producers. Wise Recycling LLC is engaged in the recycling and sale of scrap aluminum and other non-ferrous metals. Listerhill Total Maintenance Company LLC (TMC) specializes in providing maintenance, repairs and fabrication to manufacturing and industrial plants all over the world ranging from small onsite repairs to complete turn-key maintenance. Alabama Electric Motor LLC (AEM) repairs and rewinds electric motors, sells retail motors and assembles electrical control panels.

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

Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid investments with a maturity date of three months or less when purchased. Included in accounts payable were book overdraft amounts of $3,431 and $4,329 at December 31, 2008 and 2007, respectively.

Broker Deposits

Broker deposits generally consist of cash on deposit with brokers to support lines of credit associated with the Company’s derivative and hedging activity. At December 31, 2008 and 2007 substantially all broker deposits were on deposit with brokers associated with derivative and hedging activity as more fully described below. Broker deposits also include restricted cash of $250 with financial institutions.

Derivatives and Hedging Activity

The Company has entered into long-term contracts to supply can stock to its largest customers (see Note 9). To reduce the risk of changing prices for purchases and sales of metal, including firm commitments under these supply contracts, the Company uses commodity futures and option contracts. In addition, the Company holds natural gas futures.

Under Financial Accounting Standards Board (FASB) Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133), companies are required to recognize all derivative instruments as either assets or liabilities on the balance sheet at fair value. Derivatives that are not designated as hedges must be adjusted to fair value through mark-to-market adjustments included in the statement of operations. The Company has elected not to designate any of its derivative instruments as hedges under SFAS 133.

A summary of the Company’s derivative instruments and related activity at December 31, 2008 and 2007 and for the years ended December 31, 2008, 2007 and 2006 is as follows:

	2008		2007		2006
Description of Derivative Instrument	Fair Value	Gain (Loss)	Fair Value	Gain (Loss)	Gain (Loss)
Aluminum futures and options—unrealized	$973	$(4,565)	$4,153	$5,127	$(20,888)
Aluminum futures and options—realized	—	4,306	—	(1,293)	33,513
Natural gas caps and swaps	(173)	181	(353)	3,225	(3,238)

	$800	$(78)	$3,800	$7,059	$9,387

In connection with the Company’s futures activity, the Company maintains lines of credit with brokers to cover unrealized losses on futures contracts and uses options to manage price exposure with respect to firm commitments to purchase or sell aluminum. As of December 31, 2008 and 2007, the Company had $983 and $652, respectively, on deposit with brokers, which is included on the balance sheet as broker deposits.

The Company adopted SFAS No. 157 on January 1, 2008 for its financial assets and financial liabilities. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date an (exit price). SFAS No. 157 classifies the inputs used to measure fair value into the following hierarchy:

Level–1 —	inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level–2 —	inputs to the valuation methodology include quoted prices for similar assets or liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

Level–3 —	inputs to the valuation methodology are unobservable and significant to the fair market measurement.

The Company endeavors to utilize the best available information in measuring fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table sets forth the Company’s financial assets and liabilities that were accounted for, at fair value on a recurring basis as of December 31, 2008 and the level in the fair value hierarchy:

		Fair Value Measurements at Reporting Date Using
Description	Total fair value in the Consolidated Balance Sheet	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivatives Assets	$1,141	$1,141	$—	$—
Derivatives Liabilities	(344)	(344)	—	—

Net Derivative Asset (Liabilities)	$800	$800	$—	$—

The Company’s derivative financial assets and liabilities have historically been aluminum and natural gas forward contracts, and aluminum option contracts.

Aluminum futures contracts are fair valued using market prices as published by the London Metal Exchange, which is an active market (Level 1). Natural gas forwards are fair valued using market prices as published by the New York Mercantile Exchange (NYMEX), which is an active market (Level 1). Aluminum option contracts are valued using a Black Scholes model with observable market inputs for aluminum and interest rates (Level 2). The Company used Aluminum options during 2008 but did not hold any at December 31, 2008.

Accounts Receivable, net

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

During the three years in the period ended December 31, 2008, the Company earned revenues from two customers that individually exceeded 10% of all revenues. These customers also comprised a significant amount of accounts receivable at December 31, 2008 and 2007, as follows:

	2008		2007		2006
	Revenues	Accounts Receivable	Revenues	Accounts Receivable	Revenues
Customer A	$488,578	$16,860	$486,273	$37,523	$555,280
Customer B	232,936	33,918	102,292	10,391	160,683

During the years ended December 31, 2008, 2007 and 2006, the Company purchased approximately 34%, 30%, and 26%, respectively, of its raw materials from two major suppliers.

The Company is exposed to credit loss in the event of nonperformance of counterparties to open positions, commodity futures, and option contracts. This exposure is limited to those instances where the Company is in a net unrealized gain position. This credit risk is managed by entering into arrangements with counterparties meeting the credit standards and by monitoring position limits.

Certain employees of the Company are covered under collective bargaining agreements. Union contracts covering all union employees representing approximately 72% of all employees extend through November 1, 2012.

Inventories, net

The Company uses the last-in, first-out (LIFO) method of accounting for the manufacturing inventories. Supplies inventory is valued on an average cost basis. Inventories maintained by Recycling that consist solely of raw materials are valued on a first-in, first-out (FIFO) basis.

Property and Equipment, net

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets (buildings–40 years, machinery and equipment–1 to 30 years, and furniture and fixtures–5 to 10 years). Leasehold improvements are amortized over the lesser of the lease term or useful life. Maintenance and repair costs are charged to operations as incurred, major renewals and betterments are capitalized. Upon retirement or disposition of property and equipment, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in selling, general and administrative expenses for that period. Major additions and betterments are capitalized to the asset accounts while maintenance and repairs, which do not improve or extend the lives of assets, are expensed as incurred. Capital expenditures for property, plant and equipment include capitalized interest of $434, $357, and $347 in 2008, 2007, and 2006, respectively.

Long-Lived Assets

The Company continually evaluates whether events and circumstances have occurred that indicate the remaining estimated useful life of long-lived assets may warrant revision or that the remaining balance may not be recoverable. These factors may include a significant deterioration of operating results, changes in business plans, or changes in anticipated cash flows. When factors indicate that an asset should be evaluated for possible impairment, the Company reviews long-lived assets to assess recoverability from future operations using undiscounted cash flows. Impairments are recognized in earnings to the extent that the carrying value exceeds fair value. The Company evaluated the recoverability of long-lived assets as of December 31, 2008 and 2007 and no impairment charges were recorded.

Pension Costs and Postretirement Benefit Costs Other than Pensions.

Pension costs and postretirement benefit costs other than pensions are accrued over the period employees provide service to the Company. Our policy is to fund our pension plans at amounts not less than the minimum requirements of the Employee Retirement Income Security Act of 1974 and to fund postretirement benefits other than pensions when claims are incurred. In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R), effective for public companies for fiscal years ending after December 15, 2006. Accordingly, we were required to recognize the funded status of our pension and other postretirement plans in our December 31, 2007 financial statements, which resulted in a decrease in related liabilities of $4,854 and an increase in members’ equity of $4,854. See Note 8 for more information.

Deferred Financing Costs

The Company has approximately $5,778 and $5,698 of unamortized deferred financing costs at December 31, 2008 and 2007, respectively. These costs are being amortized over the life of the related secured credit facilities (see Note 6) and are included in other non-current assets in the consolidated balance sheets. Accumulated amortization is $7,474 and $5,679 at December 31, 2008 and 2007, respectively.

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

Shipping and Handling Costs

Shipping and handling costs incurred by the Company amounted to $34,840, $23,880 and $25,608 for the years ended December 31, 2008, 2007, and 2006, respectively, and are recorded as a component of cost of sales in the consolidated statements of operations.

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

New Accounting Pronouncements

In December 2008, the FASB issued FASB Staff Position No. FAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets (FSP 132(R)-1). FSP 132(R)-1 provides guidance on a plan sponsor’s disclosures about plan assets of defined benefit pension and postretirement plans. Required disclosures include information about categories of plan assets, fair value measurements of plan assets, and significant concentrations of risk, as well as investment policies and strategies. FSP 132(R)-1 is effective for fiscal years beginning after December 15, 2009. We are evaluating any potential impact of the adoption of FSP132(R)-1 on our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”). SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. The provisions of SFAS 161 are effective for the fiscal years and interim periods beginning after November 15, 2008. We do not believe the adoption of SFAS 161 will have a material impact on our consolidated financial statement disclosures.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141(R)”), which replaces SFAS No. 141, Business Combinations (“SFAS 141”). SFAS 141(R) retains the underlying concepts of SFAS 141 in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting but SFAS 141(R) changed the method of applying the acquisition method in a number of significant aspects. Acquisition costs will generally be expensed as incurred;

noncontrolling interests will be valued at fair value at the acquisition date; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. SFAS 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. SFAS 141(R) amends SFAS No. 109, Accounting for Income Taxes, such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of SFAS 141(R) would also apply the provisions of SFAS 141(R). Early adoption is not permitted. We are evaluating any potential impact of the adoption of SFAS 141 (R) on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159 (“SFAS No. 159”), The Fair Value Option for Financial Assets and Financial Liabilities, which provides companies with an option to report selected financial assets and liabilities at fair value. The new statement establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of a company’s choice to use fair value on its earnings. The new statement also requires entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. SFAS No. 159 does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS No. 157, Fair Value Measurements, and FASB SFAS No. 107, Disclosures about Fair Value of Financial Instruments. SFAS No. 159 was effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. The Company did not elect to adopt the optional provisions of this statement.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 was effective for fiscal years beginning after November 15, 2007, however the FASB has delayed the effective date of SFAS 157 to fiscal years beginning after November 15, 2008 for nonfinancial assets and nonfinancial liabilities, except those items recognized or disclosed at fair value on an annual or more frequent basis. The adoption of SFAS 157 for financial assets and liabilities in the first quarter of 2008 did not have a material impact on our consolidated financial statements. We do not believe that the adoption of SFAS 157 for nonfinancial assets and nonfinancial liabilities will have a material impact on our consolidated financial statements. Refer to Note 1 of the consolidated financial statements for further information on fair value measurement.

Reclassification

For comparability, the 2006 and 2007 financial statements reflect reclassifications where appropriate to conform to the financial statements presentation used in 2008.

Additionally, certain amounts have been revised in the Consolidated Statement of Operations for the years ended December 31, 2008, 2007 and 2006 to correct the classification of the realized gain (loss) on derivative instruments by presenting it as “Gain (loss) on derivative instruments” instead of “Cost of sales.” As a result, the Company is presenting, in the Consolidated Statement of Operations for the years ended December 31, 2008, 2007 and 2006, $4,306, ($1,293) and $33,513, respectively, in Gain (loss) on derivative instruments that had previously been included in Cost of Sales. These revisions resulted in an increase (decrease) in cost of sales and decrease (increase) in loss on derivative instruments of $4,306, ($1,293) and $33,513 for the years ended December 31, 2008, 2007 and 2006. The revision has no impact on the Company’s Consolidated Balance Sheets, Consolidated Statements of Cash Flows, or net loss on the Consolidated Statements of Operations for the periods presented.

3. Liquidity

The Company has incurred significant losses in the past three years as a result of unfavorable contracts, commodity pricing pressures and liquidity issues which has had a negative impact on cash flows from operations. During 2008 and the first quarter of 2009, management took active steps to improve its contracts, improve productivity, reduce costs and implement new machinery to expand product offerings to include wider coil to supply the 14-out market. Management believes these investments will strengthen their competitive position by increasing capacity and product offerings and reducing operating costs while maintaining industry-leading quality standards. The market for the Company’s products remains quite competitive and management does not foresee a climate for substantial price increases through the remainder of 2009. The Company believes there are an unusually large number of long-term industry-wide can sheet contracts which expire at the end of 2009 affecting a substantial portion of the domestic can sheet market. Given the recent history of substantial industry losses by can sheet makers, the Company believes there is opportunity for substantial price increases to occur in new contracts and in this contract renewal process for can sheet volume beginning in 2010.

Beginning in the third quarter of 2008, management implemented cost reduction and process improvement initiatives, as well as negotiated more favorable sales terms with certain customers and extended payment terms with certain vendors. On April 30, 2009, in an effort to improve liquidity to meet the Company’s 2009 operating plan, the Company amended their revolving and secured credit facility which increased their availability by $46 million (see Note 6). Management believes that these initiatives as well as the availability under the revolving and secured credit agreement will be sufficient to pay operating expenses, satisfy debt service obligations and fund capital expenditures through the remainder of 2009. However, in the event they are not, the Company will seek alternative sources of funding.

4. Inventories, net

Inventories consisted of the following:

	December 31
	2008	2007
Manufacturing inventories:
Raw materials	$146,619	$89,486
Work in progress	37,791	72,986
Finished goods	29,893	44,853
LIFO reserve	(34,208)	(60,154)

Total manufacturing inventories	180,095	147,171
Supplies inventory	19,800	18,620

Total inventories, net	$199,895	$165,791

Manufacturing inventories for Wise Alloys are stated at the lower of cost or market based on the last-in, first-out (LIFO) method. If the first-in, first-out (FIFO) method had been used to compute the excess of replacement or current cost over LIFO at December 31, 2008 and 2007, inventories would have been approximately $11,200 higher (which would have included a ($23,008) lower of cost or market adjustment) and $60,154 higher, respectively. The ($23,008) lower of cost or market adjustment which would have been required under the FIFO method resulted from a dramatic decrease in the aluminum market from a cost of $0.98 per pound to a market of $0.67 cent per pound. The Company has recognized a $25,946 decrease to the LIFO reserve as of December 31, 2008. The income statement impact of the LIFO liquidation was $25,946 for the year ended December 31, 2008. Supplies inventory is valued on an average cost basis. Inventories at Wise Recycling are stated at the lower of cost or market based on the first-in, first-out (FIFO) method. Inventories maintained by Recycling, total $2,676 and $7,280 at December 31, 2008 and 2007, respectively, and are comprised solely of raw materials. Wise Recycling inventory at December 31, 2008 includes a $321 lower of cost or market reserve.

5. Property and Equipment, net

Major classes of property and equipment are:

	December 31
	2008	2007
Land, buildings and improvements	$11,855	$11,434
Machinery and equipment	155,877	138,845
Furniture, fixtures and other	4,633	3,071
Construction in progress	23,054	15,827

Subtotal property and equipment	195,419	169,177
Accumulated depreciation	(91,900)	(76,993)

Property and equipment, net	$103,519	$92,184

As a result of the sale-financing transaction discussed in Note 6, as of December 31, 2008 the Company has approximately $27,785 in assets subject to a capital lease. Depreciation expense for the years ended December 31, 2008, 2007 and 2006 was $15,591, $13,721 and $12,580, respectively.

6. Financing Arrangements

Debt consists of the following:

	December 31
	2008	2007
Revolving and secured credit facility, net of discount	$167,765	$147,778
Senior 10.25% notes due 2012	150,000	150,000
Other notes payable and capital lease obligations	30,903	28,739

	348,668	326,517
Less current portion	(172,051)	(152,054)

	$176,617	$174,463

Revolving and secured credit facility

On April 25, 2008, the Company entered into Amendment No. 13 to its revolving credit facility (“Amendment No. 13”) to increase the maximum credit under the loan from $207,500 to $278,000 with a Company option to increase the line to $300,000. Under Amendment No. 13, RSA, an equity owner of the Company, agreed to participate in the revolving credit facility as a pari passu lender with a total commitment of $96,000 (the “Tranche B Commitment”). The Company and the RSA entered into a fee letter agreement which, per Amendment No. 13, is embedded in the revolving credit agreement, and requires the Company to pay the RSA an 8.5% fixed rate of return for the average amount outstanding under the Tranche B Commitment.

On October 8, 2008, the Company (i) exercised its option to increase the line under its revolving and secured credit facility to $300,000 (ii) reset certain sublimits within the revolver facility and (iii) entered into an Amendment No. 14 to its revolving credit facility (“Amendment No. 14”) to add a new lender (the “Tranche C Lender”) with a commitment of $22,000 (the “Amendment No. 14 Commitment”). Under Amendment No. 14, the Tranche C Lender has fully funded its Amendment No. 14 Commitment. The Amendment No. 14 Commitment will remain outstanding without regard to any changes to the Company’s borrowing base applicable to the revolving loans and will be repaid upon maturity of the revolving credit facility and after the commitments of the revolving lenders have been repaid. The applicable interest rate will be the same as the Tranche A Lenders.

On December 17, 2008, the Company entered into an Amendment No. 15 to its revolving credit facility (“Amendment No. 15”). Under Amendment No. 15, the RSA pre-funded $50,000 (the “Amendment No. 15 Commitment”) under the revolving credit facility. The interest rate on the Amendment No. 15 Commitment is fixed at 10%. Under Amendment No. 15, the RSA’s pre-funded Amendment No. 15 Commitment will remain outstanding without regard to any changes to the Company’s borrowing base applicable to the revolving loans and will be repaid upon maturity of the revolving credit facility and after the commitments of the revolving lenders and the Tranche C Lender have been repaid. The Amendment No. 15 Commitment was used to pay down the commitments of the existing revolving lenders, including the RSA in its capacity as a revolving lender and the RSA’s Tranche B Commitment was reduced by $50 million. In connection with Amendment No. 15, the Company also granted the RSA a 4% membership interest in the Company and granted those members of the Company’s management board appointed by the RSA approval rights over certain matters. The 4% member interest was recorded separately as an increase in Members’ Deficit with the remaining proceeds from the debt issuance recorded as borrowings under the revolving and secured credit facility. This resulted in a debt discount of $654 which will be accreted over the life of the loan.

At December 31, 2008, the Company had drawn $168,419 on the revolving and secured credit facility. In addition, the Company had approximately $1,263 of outstanding letters of credit against the $278,000 revolving credit line. The applicable interest rates for the remaining commitment under the revolving credit facility will range either from 1.25% — 1.75% over the prime interest rate or 3.50% — 4.00% over the LIBOR rate, and will be based upon the Adjusted EBITDA (defined in the revolving credit agreement as earnings before income taxes, interest expense and fees, net, and depreciation and amortization, adjusted to exclude early extinguishment of debt, income from affiliate, nonrecurring charges, severance charges and credits, LIFO adjustments, cumulative effect of change in accounting principle and mark-to-market adjustment for contracts under SFAS No. 133) of the Company for the immediately preceding two (2), three (3) or four (4) fiscal quarter periods. The prime rate at December 31, 2008 was 3.25% and LIBOR was 2.00%. As of December 31, 2008, the Company was in compliance with the financial covenants related to the revolving credit facility. The Company was in compliance with the minimum availability covenant and therefore was not required to meet the minimum Adjusted EBITDA covenant or the capital expenditure covenant. A minimum availability covenant of $10 million was in place for 2009 until Amendment No 16 was executed on April 30, 2009. The Company was not in compliance with the covenants in the revolving credit facility for the fourth quarter of 2008 which requires the Company to provide timely interim financial statements and to comply with consent terms related to the Company’s acquisition. However, the Company received a waiver on February 3, 2009. In addition, the 2009 covenants related to EBITDA have not yet been set. The facility is due to expire on May 5, 2010. The facility is considered short term due to the use of a lockbox as well as material adverse effect language within the agreement. The Company’s ability to borrow the full available amount of the credit facility is limited by the available borrowing base under the revolving credit facility as determined based on a borrowing base formula which relates to the collateral value of trade receivables and inventory on a basis approximating the lower of current cost (on a FIFO basis) or fair market value. This borrowing base is then compared to the outstanding loan balance (including outstanding letters of credit) to determine a net amount available for additional borrowings (“Availability”). Available borrowings under the revolving credit agreement at December 31, 2008 were $26,893. In addition, any default under our revolving and secured credit facility or agreements governing our other indebtedness could lead to an acceleration of debt under other debt instruments that contain cross-acceleration or cross-default provisions.

On April 30, 2009, the Company entered into an Amendment No. 16 to its revolving credit facility (“Amendment No. 16”). Under Amendment No. 16, the RSA pre-funded an additional $46 million (the “Amendment No. 16 Commitment” and together with the Amendment No. 15 Commitment, the “Tranche D Commitment”) under the revolving credit facility. The interest rate on the Amendment No. 16 Commitment is fixed at 10%. The Amendment No. 16 Commitment was used to pay down the commitments of the existing revolving lenders, including the RSA in its capacity as a revolving lender and the RSA’s Tranche B Commitment was terminated. The RSA’s Tranche D Commitment will remain outstanding without regard to any changes to the Company’s borrowing base applicable to the revolving loans and will be repaid upon maturity of the revolving credit facility and after the commitments of the revolving lenders and the Tranche C Lender have been repaid.

Senior notes

The Company issued $150,000 in senior notes which are due in 2012. The notes bear a 10.25% interest rate payable bi-annually on May 15 and November 15. Total financing costs associated with the issuance of the senior secured notes were $8,200 and are included on the balance sheet as other long term assets. On April 16, 2009, the Company received a Notice of Default from the Trustee under the Indenture for failure to timely file its annual report of Form 10-K for the year ended December 31, 2008 (“2008 Annual Report”). Such Default will not become an Event of Default under the Indenture so long as the Company files its 2008 Annual Report by May 31, 2009.

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

Other notes payable and capital lease obligations

Other notes payable includes a note to the Tennessee Valley Authority that is payable in monthly installments of principal and interest (at the rate of 4.5% per annum) through November 2010. Amounts outstanding as of December 31, 2008 and 2007 were $355 and $593, respectively. Other notes payable also include secured mortgage notes payable in the amount of $1,251 and $1,291 as of December 31, 2008 and 2007, respectively. In January 2008 these mortgage notes were refinanced and extended the maturity to December 31, 2009 and require monthly interest only payments on a monthly variable rate of LIBOR plus 7%. Additionally, AEM has $1,512 in notes including a draw note in the amount of $115 at prime rate due September 29, 2009, a mortgage in the amount of $523 at 6.79% due September 29, 2018, and a note in the amount of $874 at 6.5% due September 30, 2015.

On November 13, 2006, the Company executed a sale-financing agreement on certain pieces of production equipment with The Retirement System of Alabama in the amount of $29,900. The agreement provided the Company with an initial funding of $14,950 to be followed by an additional $14,950 which became available on December 1, 2006 and the Company drew down on January 3, 2007. The agreement qualifies as a capital lease and has a three-year term with a fixed interest rate of 10.7%. On April 25, 2008, this facility was amended to extend the term to May 5, 2010, to increase the loan balance by $4,000 and to increase the interest rate to 13.7%. In conjunction with the amended lease, the Company and the RSA entered into a fee letter agreement which requires the Company to pay the RSA certain deferred commitment, closing and consulting fees on a monthly basis which, together with the increased interest rate under the amended lease, will ensure that the rate of return for the outstanding RSA commitment under the revolving credit facility equals 8.5%.

Effective March 31, 2006, the Company executed an asset sale agreement with a financial institution that allowed the Company to sell certain accounts receivable up to $17,000 on a non-recourse basis. This agreement was due to expire on December 31, 2006. On December 31, 2006 the agreement was renewed and extended to

June 15, 2007, and allowed the Company to sell certain accounts receivable up to $10,000 on a non-recourse basis. The agreement was further amended on April 9, 2007 to increase the facility to a total of $20,000 and extend the term of the agreement to June 29, 2007. Under the terms of the agreement, the Company agreed to sell on an ongoing basis and without recourse, a designated customer’s accounts receivable. As of December 31, 2007, the Company had not renewed the agreement which expired June 29, 2007. On April 10, 2008, the agreement was renewed and extended to April 30, 2008 and allowed the Company to sell certain accounts receivable up to $15,000 on a non-recourse basis. On April 18, 2008, the facility was further increased to $25,000. As of December 21, 2008, the agreement was no longer in effect and there were no outstanding receivables.

Substantially all the assets of the Company are pledged as collateral for our financing arrangements.

Principal payments due on long-term debt outstanding for the years ending December 31 are as follows:

2009	$4,286
2010	25,311
2011	67
2012	150,071
2013	76
Thereafter	1,092

$180,903

7. Financial Instruments

The carrying amount of the Company’s financial instruments, including cash and cash equivalents, broker deposits, accounts receivable, accounts payable, and certain other financial instruments approximates their fair value at December 31, 2008 and 2007. The fair value of the Company’s debt was $305,713 and $278,816 at December 31, 2008 and 2007, respectively, based on the book value of the secured credit facility, and the Company’s estimate of fair value of the senior secured notes and the secured subordinated notes. The Company estimated the fair value of the senior secured notes based on surveyed market quotes for the notes and estimated the fair value of the secured subordinated notes using a discounted cash flow analysis, using interest rates that the Company believes would be obtainable at that point in time.

The Company, as of December 31, 2008 and 2007, has net commodity futures contracts outstanding to sell 7,000 metric tons and 7,275 metric tons, respectively, of aluminum through 2009. At December 31, 2008 and 2007, these commodity futures had a fair value of $973 and $2,116, respectively. At December 31, 2008, the Company had no aluminum options. At December 31, 2007, the Company had 16,500 metric tons of aluminum options with a fair value of $2,037.

As discussed in Note 2, the Company also has natural gas swaps at December 31, 2008 and 2007. The natural gas instruments cover the Company’s estimated natural gas production requirements for the first quarter of 2009. See Note 2 for their fair values.

8. Benefit Plans

Effective April 1, 1999, the Company established a defined benefit pension plan that covers essentially all union employees. The plan provides certain levels of benefits based on years of service and wage levels, but does not provide benefits for any prior service. In addition, defined contribution plans for both union and nonunion employees were established. Due to adverse changes in the financial markets, pension assets have been negatively impacted. The decline in the market value of the plan’s asset may require the Company to make future contributions to the plan.

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

The Company reached agreement with the labor unions at the Alloys facility resulting in a new 5-year contract beginning November 1, 2007. As part of the agreement the union’s pension benefits will now be provided through multi-employer funds administered through the Steelworkers Pension Trust, the Central Pension Fund and the Tri-State Carpenters Fund. The Wise defined benefit pension plan was frozen as of the date of the new contract. The new agreement resulted in the Company recognizing a net curtailment gain of $ 9.0 million. Highlights of the new labor agreement include a compensation package and the recognition of pension and post retirement health insurance issues by eliminating OPEB in exchange for an enhanced pension benefit from the Steelworkers pension fund.

During the first quarter of 2008, the Company elected to make a change in accounting principle with respect to the manner in which it amortizes unrealized gains or losses associated with its benefit plans. Specifically, the accounting changed from the standard amortization methodology under FAS 106 and FAS 87, which is amortizing the net gain or loss that exceeds 10 percent of the greater of the accumulated postretirement benefit obligation or the market-related value of plan assets, to a methodology of fully recognizing any gain or loss in excess of 45% of the greater of (1) Accumulated Post-Retirement Benefit Obligation (“APBO”) and (2) market value of assets (“MVA”) and amortizing any gain or loss between 10% — 45% of the greater of (1) APBO and (2) MVA over the remaining service period. The Company made this change because the immediate recognition of the unrecognized gain appears to more closely resemble the actuarial equivalent of what will ultimately be paid/expensed in future periods.

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

The Company’s funding policy for these plans is to contribute negotiated amounts to the multi-employer funds and amounts necessary to meet minimum funding requirements of the Employee Retirement Income Security Act for the defined benefit plans but not to exceed the maximum deductible amount allowed by the Internal Revenue Code. The Company contributed $2,448 to the multi-employer plans during 2008 and $1,867 during 2007.

In 2008, the Company changed the measurement date for each of its benefit plans from October 31 to December 31. The impact on members’ deficit was immaterial. The following summarizes the significant information relating to these defined benefit plans as of December 31, 2008 and 2007 and for the years ended December 31, 2008, 2007 and 2006.

	2008		2007
	Pension Benefits	Other Post-Retirement Benefits	Pension Benefits	Other Post-Retirement Benefits
Change in benefit obligation:
Benefit obligation, beginning of year	$20,104	$2,581	$18,141	$19,528
Service cost	136	273	1,377	2,829
Interest cost	1,456	180	1,124	1,218
Actuarial (gain)/loss	3,257	411	(112)	(2,160)
Effect of curtailments	—	—	—	—
Plan amendment	—	—	—	(18,811)
Benefits paid	(704)	(70)	(426)	(23)

Benefit obligation, end of year	$24,249	$3,375	$20,104	$2,581

Change in plan assets:
Fair value of plan assets, beginning of year	$19,284	$—	$15,040	$—
Employer contributions	1,264	70	2,710	23
Benefits paid	(704)	(70)	(426)	(23)
Actual return on assets	(5,929)	—	1,960	—

Fair value of plan assets, end of year	$13,915	$—	$19,284	$—

Funded status	$(10,334)	$(3,375)	$(820)	$(2,581)

Amount recognized in the consolidated balance sheet at December 31, 2008
Current liabilities	$—	$188	$—	$117
Noncurrent liabilities	$10,334	$3,187	$820	$2,464

Amount recognized in accumulated other comprehensive loss at December 31, 2008
Net actuarial loss (gain)	$12,374	$(646)	$1,268	$(4,854)

	2008		2007		2006
	Pension Benefits	Other Post-Retirement Benefits	Pension Benefits	Other Post-Retirement Benefits	Pension Benefits	Other Post-Retirement Benefits
Components of net periodic benefit cost:
Service cost	$117	$234	$1,377	$2,829	$1,300	$1,540
Interest cost	1,248	154	1,124	1,218	948	458
Expected return on plan assets	(1,646)	—	(1,092)	—	(699)	—
Amortization of prior service cost	—	—	36	912	36	—
Net gain recognition	—	(76)	44	(66)	27	(122)
Curtailments	—	—	290	(9,281)	—	—
Immediate recognition of actuarial gain	—	(3,708)	—	—	—	—

Total benefit cost	$(281)	$(3,396)	$1,779	$(4,388)	$1,612	$1,876

The estimated net loss which will be amortized from accumulated other comprehensive loss into net periodic benefit cost during 2009 is expected to be $2,254 for pension and other postretirement benefit plans.

The Company used the following assumptions to calculate the results of our retirement plans:

	Pension Benefits			Postretirement Benefits
	2008	2007	2006	2008	2007	2006
Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31
Discount rate	6.25%	6.25%	6.25%	6.15%	6.25%	6.25%
Expected long-term rate of return on plan assets	8.00%	7.00%	7.00%	N/A	N/A	N/A
Rate of projected compensation increase	N/A	N/A	N/A	—	—	—

Weighted-average assumptions used to determine benefit obligations at December 31
Discount rate	5.75%	6.25%		5.75%	6.12%
Rate of projected compensation increase	N/A	N/A		N/A	N/A

The allocation, by category, of assets of our defined benefit pension plan at December 31, 2008 and 2007 was as follows:

	2008	2007
Asset category:
Equity	60%	60%
Fixed income	39%	39%
Alternative investments (money market funds)	1%	1%

	100%	100%

At the plan measurement date of December 31, 2008, our targeted allocation by category, of assets of our defined benefit pension plan, is equity securities of 60%, and fixed income securities of 40%. Cash from money market funds is available for planned purchases of equity and fixed income securities to achieve targeted allocations.

The Company establishes its estimated long-term return on plan assets considering various factors, which include the targeted asset allocation percentages, historic returns, and expected future returns. Specifically, the factors are considered in the fourth quarter of the year preceding the year for which those assumptions are applied.

The Company utilizes the Citigroup Pension Discount Curve (discount curve) and Liability Index in developing the discount rate assumption. The Company applies the expected cash flows of the specific defined benefit retirement plan to the interest rates provided in the discount curve. The rate is developed based on the discount curve on the last day of October.

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets related to our defined benefit pension plan at the end of each year is as follows:

	2008	2007
Projected benefit obligation	$(24,249)	$(20,104)
Accumulated benefit obligation	(24,249)	(20,104)
Fair value of plan assets	13,915	19,284

The following table sets forth benefit payments, which reflect expected future service, as appropriate, expected to be paid in the periods indicated.

	Pension Plan	Other Post Retirement
2009	$857	$193
2010	1,006	228
2011	1,120	256
2012	1,232	286
2013	1,337	303
2014 through 2018	7,748	1,802

The pre-Medicare health care cost trend rate used to determine the post retirement benefit obligation was 9.5% for 2009. This rate decreases gradually to an ultimate rate of 5% in 2018, and remains at that level thereafter. The trend rate is a significant factor in determining the amounts reported. A one-percentage point change in these assumed health care costs trend rates would have the following effect:

	Increase	(Decrease)
Effect on total service and interest cost component	$1	$(1)
Effect on post retirement benefit obligation	86	(83)

In 2009, the Company expects to make cash contributions of approximately $500 to its defined benefit pension plan. The amounts principally represent contributions required by funding regulations and in addition the Company expects to fund benefits paid under its post retirement benefit plans during 2009. The Company contributed $70 and $23 to the post retirement benefits plan in 2008 and 2007, respectively.

The Company also maintains defined contribution plans. The Company matches at a 50% rate the employee’s elected deferral up to the first 6% of the withholding. Additionally, the Company makes an annual contribution based on a defined formula. Expenses for the defined contribution plan are recorded in the income statement as cost of goods sold and were $1,884, $1,951 and $1,889 for 2008, 2007 and 2006, respectively.

Wise adopted Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (SFAS No. 158) as of December 31, 2007. This standard requires an employer that is a business entity that sponsors one or more single employer benefit plans to (a) recognize the funded status (defined as the difference between the fair value of plan assets and the benefit obligation) of a benefit plan in the statement of financial position; (b) recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost; (c) measure defined benefit plan assets and obligations as of the date of the employer’s fiscal year end; and (d) disclose in the notes to the financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation.

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

9. Redeemable Preferred Membership Interest

On October 4, 2007, the Company reached agreement with the RSA in which the RSA agreed to purchase $75,000 of cumulative-convertible 10 percent PIK preferred membership interests of the Company. The preferred interest is convertible into 25 percent of the common interest of the Company. The Company has the right to call the preferred membership interest after seven years at the cost of the greater of the investment plus any accrued PIK dividends or the fair market value of the preferred interest on an as converted basis.

In conjunction with the transaction, deferred financing fees were incurred in the amount of $1,083 of which the amortization of those fees was $157 and $36 for the years ended December 31, 2008 and 2007. As of December 31, 2008 and 2007, total accumulated PIK interest on the $75 million cumulative-convertible preferred membership interest was $9,563 and 1,911, respectively. Unamortized deferred financing fees in the amount of $830 are included as an offset to the total liquidation preference of $75 million preferred membership interest and $9,563 of accumulated PIK interest classified as “mezzanine equity” on the balance sheet.

Total liquidation preference as of December 31, 2008 and 2007, is $84,563 and $76,875, respectively and total accretion of redeemable preferred membership interest for the period ended December 31, 2008 and 2007 is $7,845 and $1,911, respectively, which would increase the net loss attributable to members. In the event of any liquidation, dissolution or winding up of the Company, the preferred members are entitled to receive distributions before any distributions to the members.

10. Commitments and Contingencies

The Company has entered into long-term supply contracts to supply a significant amount of aluminum can stock with certain customers, which represents more than 50% of the production capacity of Alloys. The price under these supply agreements is based on a quoted exchange.

At December 31, 2008, the Company has entered into fixed priced sales commitments of approximately 68 million pounds. Additionally, the Company entered into fixed price commitments to purchase raw material inventory of approximately 27 million pounds. The Company uses inventory, commodity futures and option contracts to reduce the risk of changing prices for purchases and sale of metal.

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

In November 2006, the Company received notice from the Environmental Protection Agency (“EPA”) regarding certain violations of the Clean Air Act. In the first quarter of 2009, this matter was resolved and settled with the Company agreeing to pay a fine and upgrade the ventilation on a piece of equipment. The Company was properly reserved for this matter.

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

The Company is also party to an Environmental Cooperation Agreement, (“ECA”), with Alcoa, which is Reynolds’ successor. The ECA addresses, among other things, the use of a surface water ditch system by both us and Alcoa, the use of process water retention ponds on Alcoa’s property and certain surface drainage easements across our property. The ECA expires in December 2009, with automatic two year renewal periods unless either party elects to terminate, in which event the ECA will terminate one year following such election. Under the ECA, each party defends and indemnifies the other against claims arising from its own violations of any applicable environmental laws, its handling, use, or disposal of hazardous materials at the Listerhill facility, a breach of any warranties, representations or covenants in the agreement, or damage or loss to property and injury to or death of any persons.

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

In July 2008, the National Labor Relations Board (NLRB) issued a consolidated complaint against the Company which alleges that the Company failed to pay termination benefits to certain former employees represented by unions that, as of November 1, 2007, no longer represent any employees at the Company. The complaint seeks benefits on behalf of a group of former employees but does not seek a specific amount for relief. No decision is expected on the case before the end of the year. Wise Metals is vigorously contesting this complaint and believes it has meritorious defenses. The complaint was originally denied due to lack of timely filing. That decision was appealed and also denied. The Company believes it is properly accrued for this contingency and, accordingly, the ultimate resolution of these matters is not expected to have a material adverse effect on the Company’s consolidated financial statements.

As of December 31, 2008, the Company had no other known probable exposures relating to claims, environmental matters, or other legal proceedings that are expected to have a material adverse effect on the Company. There can be no assurance, however, that unanticipated events will not require the Company to increase the amount it has accrued for any matter or accrue for a matter that has not been previously accrued because it was not considered probable. While it is possible that the increase or establishment of an accrual could have a material adverse effect on the Company’s financial results for any particular fiscal quarter or year, in the opinion of management there exists no known potential exposure that would have a material adverse effect on the financial condition or on the financial results of the Company beyond such fiscal quarter or year.

The Company is subject to certain monthly purchase commitments for raw materials. The amount of inventory under this commitment not yet received was $118,188 and $34,491 as of December 31, 2008 and December 31, 2007, respectively.

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

Wise Alloys: Alloys principally manufactures and sells aluminum can sheet to aluminum can producers and also serves the transportation, building, and construction markets. Beverage can stock is aluminum sheet specifically designed and engineered for use in the production of aluminum beverage cans and represents our primary product. Can stock customers include Ball Corporation, Crown Holdings, Inc. and Rexam PLC, the three largest beverage can manufacturers in the world. In addition, Alloys produces food can stock and semi-fabricated aluminum sheet for building and construction, transportation and other markets. International shipments constituted 26% of total shipments at the Alloys division in 2008. International shipments were immaterial in 2007 and 2006.

A majority of our revenues and assets are attributed to or are located in the United States. The Company evaluates segment performance based on profit or loss from operations before corporate general and administrative expenses, LIFO adjustments, and mark-to-market adjustments for derivative contracts under SFAS 133. The accounting policies of the segments are the same as those described in the significant accounting policies.

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

We have concluded that TMC and AEM are not reportable segments because each is not significant to our consolidated operations and each represents less than 10% of our revenues and each’s absolute profit or loss represents less than 10% of our absolute profit or loss in each of the past three years ended December 31, 2008, 2007 and 2006. Additionally, TMC’s and AEM’s assets were less than 10% of the combined assets of our operating segments as of December 31, 2008 and 2007. Financial information about TMC and AEM is included in the “Other” caption in the tables below.

The following table sets forth information on the Company’s reportable segments:

	Year Ended December 31,
	2008	2007	2006
	($ in thousands)
Net Sales
Alloys	$980,129	$839,410	$903,290
Recycling	153,485	145,181	134,241
Other	3,040	2,068	1,110

Net sales	$1,136,654	$986,659	$1,038,641

Segment (loss) profit
Alloys	$(48,939)	$(31,511)	$(40,599)
Recycling	1,341	7,412	13,230

Segment loss	(47,598)	(24,099)	(27,369)
LIFO adjustment attributable to Alloys	25,946	12,962	(23,577)
Gain (loss) on derivative instruments attributable to Alloys	(78)	7,059	9,387
Corporate and other undistributed expenses, net	(50,612)	(49,423)	(42,297)

Net loss	$(72,342)	$(53,501)	$(83,856)

	As of December 31,
	2008	2007
	($ in thousands)
Total Assets
Alloys	$349,337	$306,902
Recycling	35,558	42,617
Corporate and other	8,443	3,900

Total assets	$393,338	$353,419

	As of December 31,
	2008	2007	2006
	($ in thousands)
Depreciation and Amortization
Alloys	$14,670	$12,989	$11,814
Recycling	775	718	640
Corporate and other	146	14	126

Total depreciation and amortization	$15,591	$13,721	$12,580

	As of December 31,
	2008	2007	2006
	($ in thousands)
Capital Expenditures
Alloys	$19,632	$19,317	$9,635
Recycling	1,281	1,291	977
Corporate and other	645	1,639	—

Total capital expenditures	$21,558	$22,247	$10,612

12. Related Party Transactions

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

13. Subsequent Events

On April 30, 2009, the Company entered into an Amendment No. 16 to its revolving credit facility (“Amendment No. 16”). Under Amendment No. 16, the RSA pre-funded an additional $46 million (the “Amendment No. 16 Commitment” and together with the Amendment No. 15 Commitment, the “Tranche D Commitment”) under the revolving credit facility. The interest rate on the Amendment No. 16 Commitment is fixed at 10%. The Amendment No. 16 Commitment was used to pay down the commitments of the existing revolving lenders, including the RSA in its capacity as a revolving lender and the RSA’s Tranche B Commitment was terminated. The RSA’s Tranche D Commitment will remain outstanding without regard to any changes to the Company’s borrowing base applicable to the revolving loans and will be repaid upon maturity of the revolving credit facility and after the commitments of the revolving lenders and the Tranche C Lender have been repaid.

14. Quarterly Information (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year Ended December 31, 2008
Net sales	$315,663	$350,003	$296,945	$174,043
Gross profit (deficit)	15,788	5,261	(24,142)	(13,411)
Net loss	(8,287)	(8,401)	(27,574)	(28,080)

Year Ended December 31, 2007
Net sales	$252,515	$284,008	$244,833	$205,303
Gross profit (loss)	10,919	6,825	(11,670)	(15,680)
Net income (loss)	3,565	(4,939)	(25,711)	(26,416)

Previous filings for the quarters ended March 31, 2008 and June 30, 2008 included realized losses on derivative instruments of $8,193 and $1,277, respectively, in the cost of sales line item on the statement of operations and as a result disclosed gross profits of $7,595 and $3,984, respectively. The Company now includes realized gains (losses) in the gains (losses) on derivative instruments line item on the statement of operations. The resulting gross profit for the quarters ended March 31, 2008 and June 30, 2008 are $15,788 and $5,261, respectively.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Disclosure Controls and Procedures

(a) Disclosure Controls and Procedures

As of December 31, 2008, our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), has conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Securities Exchange Act Rule 13a-15(e), as amended). Based on the evaluation, our CEO and CFO concluded that our disclosure controls and procedures as of December 31, 2008 were not effective because of a material weakness in internal control over financial reporting described below.

(b) Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. Under the supervision of management and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this evaluation, we used the criteria set forth by the Commission of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

As a result of the material weakness described above, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2008, based on the criteria identified above. This annual report does not include an attestation report of the Company’s independent registered accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

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

(d) Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the fourth fiscal quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information.

None.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance.

The following table sets forth the managers, executive officers and key employees of Wise Group and Wise Alloys and their ages as of January 1, 2009:

Name	Age	Position(s)
David F. D’Addario	46	Chief Executive Officer, Chairman and Manager, Wise Group
John J. Cameron	72	Vice Chairman, Manager
Danny Mendelson	56	Executive Vice President, Chief Strategic Officer, Secretary
Gerald M. David	70	Manager, Wise Group
Gregory Garvey	53	Manager, Wise Group
Thomas L. Krebs	65	Manager, Wise Group
John S. Stein	44	Manager, Wise Group
Don Farrington	60	Senior Vice President, Sales
Sam Glasscock	60	Executive Vice President /Financial Operations
Phillip Tays	63	Executive Vice President, Manufacturing
Michael Patterson	58	Director of Rolling
Kenneth Stastny	40	Chief Financial Officer
Richard Weaver	66	Executive Vice President, Development and Risk Management
Robert David	66	Vice President, National Accounts

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

Manager Compensation

Messrs. D’Addario, Cameron, Garvey and David currently comprise the Wise Group management board. David D’Addario is paid $162,500 annually for his service on the Wise Group management board in addition to his salary of $1,106,200 and benefits he receives as an employee of Wise Group. John Cameron is not separately compensated for his service as a member of the Wise Group management board and is solely compensated pursuant to his employment agreement described below. Gregory Garvey is paid $162,500 annually for his service on the Wise Group management board. Gerald David is not separately compensated for his service on the Wise Group management board and is solely compensated pursuant to his employment agreement described below. Compensation for the new board members appointed by the RSA have not yet been determined and approved.

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

Compensation is paid by Wise Group in respect of Wise Group’s executive officers and allocated to Wise Alloys based on each such person’s duties on behalf of Wise Alloys. The following table sets forth the cash and non-cash compensation paid or incurred on Wise Group’s behalf to its Chief Executive Officer, Chief Financial Officer and each of the three other most highly compensated employee executive officers, as well as compensation paid to Gregory Garvey and Gerald David for whom disclosure would have been required to be provided if such persons were serving as executive officers of the Company in 2008, each of whom made more than $100,000 in 2008:

Summary Compensation Table

	Annual Compensation 2008 2007 2006	Annual Salary 2008 2007 2006		Long-Term Compensation Awards 2008 2007 2006		All other Compensation 2008 2007 2006
Name and Principal Position	Total Compensation	Salary		Bonus	Securities Underlying Options
David D’Addario Chief Executive Officer, Chairman and Manager	1,268,700 1,215,300 1,215,500	$1,268,700 1,215,300 1,215,500	(1) (1) (1)	$0 0 0	— — —	$0 0 0

Kenneth Stastny Chief Financial Officer	180,000 250,000 130,000	$180,000 170,000 130,000		$0 80,000 0	— — —	$0 0 0

John J. Cameron Vice Chairman and Manager	375,000 375,000 378,000	$75,000 75,000 78,000		$0 0 0	— — —	$300,000 300,000 300,000	(2) (2) (2)

Danny Mendelson Executive Vice President, Chief Strategic Officer and Secretary	240,000 240,000 240,000	$240,000 240,000 240,000		$0 0 0	— — —	$0 0 0

Richard Weaver Executive Vice President, Non-Core Businesses	245,000 265,000 245,000	$245,000 245,000 245,000		$0 20,000 0	— — —	$0 0 0

Gregory Garvey Manager	162,500 165,500 162,500	$162,500 165,500 162,500		$0 0 0	— — —	$0 0 0

Gerald M. David Manager	240,000 240,000 242,000	$240,000 240,000 242,000		$0 0 0	— — —	$0 0 0

(1)	Of the salary compensation Mr. D’Addario received in 2008, 2007, and 2006, $162,500 was paid in respect of his service as a member of the Wise Group management board and the remaining was paid in respect of his service as Chairman.
(2)	Mr. Cameron received $300,000 in additional cash compensation in 2008, 2007 and 2006 pursuant to his employment agreement. See “Employment Agreements” below.

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

The table below sets forth certain information as of December 31, 2008, concerning the beneficial ownership of equity interests in Wise Group, on a fully diluted basis by: each person known by Wise Group to own beneficially more than five percent of the membership interests; its Chief Executive Officer, Chief Strategic Officer and its three other most highly compensated executive officers; each of its managers; and all of its executive officers and managers as a group.

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

Common Interest

Name and Address of Beneficial Owners(1)	Percentage of Ownership
Silver Knot, LLC(2)(3) 10 Middle Street Bridgeport, Connecticut 06604	75.1%

David F. D’Addario(4)	75.1%
Gregory Garvey(5)	75.1%
Danny Mendelson(6)	7.8%
John J. Cameron(7)	6.3%
Richard Weaver	1.5%
Kenneth Stastny	*
Gerald M. David	*
All of Wise Group’s executive officers and managers as a group	95.7%
Others	4.3%

*	Less than 1.0%
(1)	Except as otherwise indicated, the address for each of the named security holders is 857 Elkridge Landing Road, Suite 600, Linthicum, Maryland 21090.
(2)	David F. D’Addario and certain of his family members and Gregory Garvey and certain of his family members collectively own 100% of Silver Knot, LLC. Mr. D’Addario has full management control of Silver Knot, LLC pursuant to its operating agreement.
(3)	In December, 2001, Silver Knot, LLC entered into an agreement with Wise Metals Co. to acquire its 51.29% equity interest in Wise Group. Silver Knot, LLC pledged 61.2% of its equity interest in Wise Group to Wise Metals to secure its payment obligations under the agreement. According to the terms of the pledge, Silver Knot, LLC retains voting rights for its interest and the right to receive distributions, subject to customary events of default.
(4)	David F. D’Addario holds his beneficial membership interests in Wise Group through his interest in Silver Knot, LLC.
(5)	Gregory Garvey holds his beneficial membership interests in Wise Group through his interest in Silver Knot, LLC.
(6)	Danny Mendelson’s interest is comprised of a 5.0% membership interest and 2.8% economic interest.
(7)	John J. Cameron’s interest is comprised of a 2.8% membership interest and a 3.5% economic interest. Part of this interest is held in trust with his family. His family disclaims beneficial ownership of this interest.

Preferred Interest

Name and Address of Beneficial Owners(1)	Percentage of Ownership
The Teachers’ Retirement Systems of Alabama(1) 135 South Union Street Montgomery, AL 36130	67%

The Employees’ Retirement Systems of Alabama(1) 135 South Union Street Montgomery, AL 36130	33%

(1)	Cumulative-convertible 10 percent PIK preferred membership interests of the Company. The preferred interest is convertible into 25 percent of the common interest of the Company. The Company has the right to call the preferred membership interest after seven years at the cost of the greater of the investment plus any accrued PIK dividends or the fair market value of the preferred interest on an as converted basis.

Item 13.	Certain Relationships and Related Transactions and Director Independence.

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

Transactions with Management.

Robert David is the brother of Gerald David, a Manager of Wise Group. Robert David is employed by Wise Group as Vice President, National Accounts and was paid $225,000 in salary and bonus in 2008.

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

Effective October, 2007, the RSA had purchased $75 million of cumulative-convertible 10% PIK preferred membership interests of the Company. The preferred interest is convertible into 25 percent of the common interest of the Company. The Company has the right to call the preferred membership interest after seven years at the cost of the greater of the investment plus any accrued PIK dividends or the fair market value of the preferred interest on an as converted basis. Under the Third Amended Limited Liability Company Agreement, the RSA is entitled to appoint 2 of the 7 members of the management board and the RSA, the other members and economic interest holders of the Company are entitled to the right of first refusal and certain tag along and drag along rights in connection with the sale of any interest in the Company. The Third Amended Limited Liability Company Agreement is incorporated by reference to Exhibit 3.2 of this Annual Report on Form 10-K.

Item 14.	Principal Accountant Fees and Services.

The following is a summary of the fees billable to the Company by PricewaterhouseCoopers LLP for professional services rendered for the fiscal year ended December 31, 2008 and 2007:

Fee Category	2008 Fees	2007 Fees
Audit Fees	$775,000	$618,250
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—

Total Fees	$775,000	$618,250

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

The Company changed audit firms from Ernst & Young LLP to PricewaterhouseCoopers LLP during the 2007 third quarter review. Fees charged by Ernst & Young during 2007 were $140,000.

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

Schedule II — Valuation of Qualifying Accounts

All other schedules for which provision is made in the applicable accounting regulations of the Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

(3) Exhibits

The following exhibits are either included in this report or incorporated herein by reference as indicated below:

1.1	Purchase Agreement, dated April 30, 2004, by and among the Issuers, the Guarantors and the Initial Purchasers (incorporated by reference to Exhibit 1.1 to the Company’s Registration Statement on Form S-4 filed on July 23, 2004)

3.1	Second Amended and Restated Limited Liability Company Agreement of Wise Metals Group LLC (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-4/A filed on September 29, 2004)

3.2	Third Amended and Restated Limited Liability Agreement of the Company dated October 5, 2007 (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007)

3.2a	Certificate of Formation of Wise Metals Holdings LLC filed with the Delaware Secretary of State on February 1, 1999 (incorporated by reference to Exhibit 3.2a to the Company’s Registration Statement on Form S-4 filed on July 23, 2004)

3.2b	Certificate of Amendment of Wise Metals Holdings LLC (incorporated by reference to Exhibit 3.2b to the Company’s Registration Statement on Form S-4 filed on July 23, 2004)

3.2c	Articles of Merger of Wise Metals Group LLC (incorporated by reference to Exhibit 3.2c to the Company’s Registration Statement on Form S-4 filed on July 23, 2004)

3.2d	Amendment No. 1 to the Third Amended and Restated Limited Liability Company Agreement dated December 17, 2008.

3.3	Limited Liability Company Agreement of Listerhill Total Maintenance Center LLC (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-4 filed on July 23, 2004)

3.4	Certificate of Formation of Listerhill Total Maintenance Center LLC filed with the Delaware Secretary of State on September 30, 2003 (incorporated by reference to Exhibit 3.4 to the Company’s Registration Statement on Form S-4 filed on July 23, 2004)

3.5	Limited Liability Company Agreement of Wise Warehousing, LLC (incorporated by reference to Exhibit 3.5 to the Company’s Registration Statement on Form S-4 filed on July 23, 2004)

3.6	Certificate of Formation of Wise Warehousing, LLC filed with the Delaware Secretary of State on December 22, 2003 (incorporated by reference to Exhibit 3.6 to the Company’s Registration Statement on Form S-4 filed on July 23, 2004)

3.7	Limited Liability Company Agreement of Wise Alloys LLC (together with amendment 3 thereto) (incorporated by reference to Exhibit 3.7 to the Company’s Registration Statement on Form S-4 filed on July 23, 2004)

3.8	Certificate of Formation of Wise Alloys LLC filed with the Delaware Secretary of State on December 9, 1998 (incorporated by reference to Exhibit 3.8 to the Company’s Registration Statement on Form S-4 filed on July 23, 2004)

3.9	Amended and Restated Limited Liability Company Agreement of Wise Recycling West, LLC (incorporated by reference to Exhibit 3.9 to the Company’s Registration Statement on Form S-4 filed on July 23, 2004)

3.10a	Certificate of Formation of Wise Recycling West, LLC filed with the Delaware Secretary of State on December 27, 2001 (incorporated by reference to Exhibit 3.10a to the Company’s Registration Statement on Form S-4 filed on July 23, 2004)

3.10b	Certificate of Amendment of Certificate of Formation of Wise Recycling West, LLC (incorporated by reference to Exhibit 3.10b to the Company’s Registration Statement on Form S-4 filed on July 23, 2004)

3.11	Limited Liability Company Agreement of Wise Recycling Texas, LLC (incorporated by reference to Exhibit 3.11 to the Company’s Registration Statement on Form S-4 filed on July 23, 2004)

3.12	Certificate of Formation of Wise Recycling Texas, LLC filed with the Delaware Secretary of State on June 4, 2002 (incorporated by reference to Exhibit 3.12 to the Company’s Registration Statement on Form S-4 filed on July 23, 2004)

3.13	Second Amended and Restated Limited Liability Company Operating Agreement of Wise Recycling, LLC (incorporated by reference to Exhibit 3.13 to the Company’s Registration Statement on Form S-4 filed on July 23, 2004)

3.14	Articles of Organization of Wise Recycling, LLC filed with the Maryland Secretary of State on January 20, 1998 (incorporated by reference to Exhibit 3.14 to the Company’s Registration Statement on Form S-4 filed on July 23, 2004)

3.15	Certificate of Incorporation of Wise Alloys Finance Corporation filed with the Delaware Secretary of State on April 18, 2002 (incorporated by reference to Exhibit 3.15 to the Company’s Registration Statement on Form S-4 filed on July 23, 2004)

3.16	Bylaws of Wise Alloys Finance Corporation (incorporated by reference to Exhibit 3.16 to the Company’s Registration Statement on Form S-4 filed on July 23, 2004)

4.1	Indenture, dated May 5, 2004, by and among the Issuers, the Guarantors and the Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-4 filed on July 23, 2004)

4.2	Registration Rights Agreement, dated as of May 5, 2004, by and among the Issuers, the Guarantors and the Initial Purchasers (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-4 filed on July 23, 2004)

10.1	General Security Agreement, dated as of May 5, 2004, by the Issuers and the Guarantors in favor of the Trustee (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-4 filed on July 23, 2004)

10.2	Intercreditor Agreement, dated May 5, 2004, by and between the Trustee and Congress Financial Corporation (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-4 filed on July 23, 2004)

10.3	Collateral Assignment of Acquisition Agreement, dated May 5, 2004, by Wise Alloys LLC in favor of the Trustee (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-4 filed on July 23, 2004)

10.4	Investment Property Pledge and Security Agreement, dated May 5, 2004, by Wise Alloys LLC in favor of the Trustee (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-4 filed on July 23, 2004)

10.5	Fee and Leasehold Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated May 5, 2004, by Wise Alloys LLC in favor of the Trustee (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-4 filed on July 23, 2004)

10.6	Pledge and Security Agreement, dated May 5, 2004, by the Issuers and the Guarantors in favor of the Trustee (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-4 filed on July 23, 2004)

10.7	Trademark Collateral Assignment and Security Agreement, dated May 5, 2004, by and between Wise Alloys LLC and the Trustee (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-4 filed on July 23, 2004)

10.8	Beverage Can Supply Letter Agreement, dated August 10, 1998 and as most recently amended April 1, 2003, by and between Ball Corporation and Wise Alloys LLC (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Amendment No. 1 to the Form S-4 filed on September 29, 2004)†

10.9	Beverage Can Supply Letter Agreement, dated April 22, 2004, by and between Crown Cork & Seal Co. and Wise Alloys LLC (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Amendment No. 1 to the Form S-4 filed on September 29, 2004)†

10.10	Amended and Restated Loan Agreement, dated May 5, 2004, by and among the Issuers, the Guarantors, Congress Financial Corporation, Fleet Capital Corporation and the Financial Institutions named therein (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-4 filed on July 23, 2004)

10.11	Employment Agreement, dated December 31, 2001, by and between Gerald David and Wise Metals Group LLC (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-4 filed on July 23, 2004)

10.12	Employment Agreement, dated April 1, 1999, by and between John Cameron and Wise Metals Group LLC (together with amendments thereto) (incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-4 filed on July 23, 2004)

10.13	$720,000 Real Estate Mortgage Note, dated December 5, 2002, issued by Wise Recycling West, LLC on behalf of TOMRA of North America Finance Corporation (incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-4 filed on July 23, 2004)

10.14	Mortgage, dated December 5, 2002, by and between Wise Recycling West, LLC on behalf of TOMRA of North America Finance Corporation (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-4 filed on July 23, 2004)

10.15	$720,000 Promissory Note, dated December 6, 2002, issued by Wise Recycling West, LLC on behalf of TOMRA of North America Finance Corporation (incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-4 filed on July 23, 2004)

10.16	Deed of Trust, dated December 6, 2002, by and between Wise Recycling West, LLC on behalf of TOMRA of North America Finance Corporation (incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-4 filed on July 23, 2004)

10.17	Environmental Cooperation Agreement, dated March 31, 1999, by Reynolds Metals Company and Wise Alloys LLC (incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement on Form S-4 filed on July 23, 2004)

10.18	Technology License Agreement, dated as of March 31, 1999, between Reynolds Metals Company, Southern Reclamation Company, Inc. and Wise Alloys LLC (incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement on Form S-4 filed on July 23, 2004)

10.19	Purchase Agreement dated as of October 31, 2003, and effective as of June 30, 2003, by and among David D’Addario and John Cameron and Wise Recycling LLC (incorporated by reference to Exhibit 10.19 to the Company’s Registration Statement on Form S-4 filed on July 23, 2004)

10.20	Ground Lease Agreement (Sewage Treatment Plant), dated March 31, 1999, by Reynolds Metals Company and Wise Alloys LLC (incorporated by reference to Exhibit 10.20 to the Company’s Registration Statement on Form S-4 filed on July 23, 2004)

10.21	Ground Lease Agreement (Drinking Water Plant), dated March 31, 1999, by Reynolds Metals Company and Wise Alloys LLC (incorporated by reference to Exhibit 10.21 to the Company’s Registration Statement on Form S-4 filed on July 23, 2004)

10.22	Ground Lease Agreement (Southern Reclamation Plant), dated March 31, 1999, by Reynolds Aluminum Partners and Wise Alloys LLC (incorporated by reference to Exhibit 10.22 to the Company’s Registration Statement on Form S-4 filed on July 23, 2004)

10.23	Lease Agreement, dated March 31, 1999, by Reynolds Metals Company and Wise Alloys LLC (incorporated by reference to Exhibit 10.23 to the Company’s Registration Statement on Form S-4 filed on July 23, 2004)

10.24	Asset Purchase Agreement, dated as of December 30, 1998, among Reynolds Metals Company, Southern Reclamation Company, Inc. Reynolds Aluminum Partners and Wise Alloys LLC (incorporated by reference to Exhibit 10.24 to the Company’s Registration Statement on Form S-4 filed on July 23, 2004)

10.25	Amendment No. 1 to Amended and Restated Loan Agreement, dated as of June 30, 2004, by and among the Issuers, the Guarantors, Congress Financial Corporation, Fleet Capital Corporation and the Financial Institutions named therein (incorporated by reference to Exhibit 10.25 to the Company’s Registration Statement on Form S-4/A filed on September 29, 2004)

10.26	Accounts Purchase and Sale Agreement, dated as of June 30, 2004, by and among Wise Alloys LLC and Congress Financial Corporation (incorporated by reference to Exhibit 10.26 to the Company’s Registration Statement on Form S-4/A filed on September 29, 2004)

10.27	Employment Agreement, dated as of July 1, 2004, by and between Randall R. Powers and Wise Metals Group LLC (incorporated by reference to Exhibit 10.27 to the Company’s Registration Statement on Amendment No. 1 to the Form S-4 filed on September 29, 2004)

10.28	Amendment No. 2 to Amended and Restated Loan Agreement, dated November 10, 2004, by and among the Issuers, the Guarantors, Congress Financial Corporation and Fleet Capital Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004)

10.29	Amendment No. 4 to Amended and Restated Loan Agreement, dated October 31, 2005, by and among the Issuers, the Guarantors, Congress Financial Corporation and Fleet Capital Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005)

10.30	Amendment to Deed of Trust and Assignment of Deed of Trust, dated as January 10, 2005, by Wise Recycling West, LLC, to the Adams County Public Trustee for the benefit of TOMRA of North America Finance Corporation and GAB Holding LLC (incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on form 10-K for the year ended December 31, 2005)

10.31	Extension and Assignment Agreement, entered into as of January 21, 2005, by and among TOMRA of North America Finance Corporation, Wise Recycling West, LLC and GAB Holding LLC (incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on form 10-K for the year ended December 31, 2005)

10.32	Allonge to Real Estate Mortgage Note, attached to, and made a part of that certain Promissory Note dated December 5, 2002, in the principal amount of Seven Hundred Twenty Thousand and 00/100 Dollars ($720,000.00) made by Wise Recycling West, LLC to the order of TOMRA of North America Finance Corporation (incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on form 10-K for the year ended December 31, 2005)

10.33	Amendment No. 3 to Amended and Restated Loan Agreement, dated March 21, 2005, by and among the Issuers, the Guarantors, and Wachovia Corporation (formerly Congress Financial) as Agent Corporation (incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on form 10-K for the year ended December 31, 2006)

10.34	Amendment No. 5 to Amended and Restated Loan Agreement, dated March 6, 2006, by and among the Issuers, the Guarantors, and Wachovia Corporation (formerly Congress Financial) as Agent Corporation (incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005)

10.35	Amendment No. 6 to Amended and Restated Loan Agreement, dated March 31, 2006, by and among the Issuers, the Guarantors, and Wachovia Corporation (formerly Congress Financial) as Agent Corporation (incorporated by reference to Exhibit 10.35 to the Company’s Annual Report on form 10-K for the year ended December 31, 2006)

10.36	Amendment No. 7 to Amended and Restated Loan Agreement, dated April 28, 2006, by and among the Issuers, the Guarantors, and Wachovia Corporation (formerly Congress Financial) as Agent Corporation (incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on form 10-K for the year ended December 31, 2006)

10.37	Amendment No. 8 to Amended and Restated Loan Agreement, dated June 12, 2006, by and among the Issuers, the Guarantors, and Wachovia Corporation (formerly Congress Financial) as Agent Corporation (incorporated by reference to Exhibit 10.30 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2006)

10.38	Amendment No. 9 to Amended and Restated Loan Agreement, dated August 4, 2006, by and among the Issuers, the Guarantors, and Wachovia Corporation (formerly Congress Financial) as Agent Corporation (incorporated by reference to Exhibit 10.31 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2006)

10.39	Amendment No. 10 to Amended and Restated Loan Agreement, dated December 31, 2006, by and among the Issuers, the Guarantors, and Wachovia Corporation (formerly Congress Financial) as Agent Corporation (incorporated by reference to Exhibit 10.39 to the Company’s Annual Report on form 10-K for the year ended December 31, 2006)

10.40	Separation Agreement and Release by and between Randall R. Powers and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2006)

10.41	Master Lease Agreement dated November 13, 2006 by and among The Employees’ Retirement System of Alabama, The Teachers’ Retirement System of Alabama, Wilmington Trust Company and the Company (incorporated by reference to Exhibit 10.41 to the Company’s Annual Report on form 10-K for the year ended December 31, 2006)

10.42	Accounts Purchase and Sale Agreement, dated as of March 31, 2006, by and among Wise Alloys LLC and Wachovia Corporation (formerly Congress Financial) as Agent Corporation (incorporated by reference to Exhibit 10.42 to the Company’s Annual Report on form 10-K for the year ended December 31, 2006)

10.43	Amendment No. 1 to Accounts Purchase and Sale Agreement, dated as of December 31, 2006, by and among Wise Alloys LLC and Wachovia Corporation (formerly Congress Financial) as Agent Corporation (incorporated by reference to Exhibit 10.43 to the Company’s Annual Report on form 10-K for the year ended December 31, 2006)

10.44	Amendment No. 2 to Accounts Purchase and Sale Agreement, dated as of April 9, 2007, by and among Wise Alloys LLC and Wachovia Corporation (formerly Congress Financial) as Agent Corporation (incorporated by reference to Exhibit 10.44 to the Company’s Annual Report on form 10-K for the year ended December 31, 2006)

10.45	Amendment No. 11 to Amended and Restated Loan Agreement, dated July 31, 2006, by and among the Issuers, the Guarantors, and Wachovia Corporation (formerly Congress Financial) as Agent (incorporated by reference to Exhibit 10.45 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007)

10.46	Preferred Membership Interest Purchase Agreement dated October 4, 2007 by and among the Company, the Teachers’ Retirement System of Alabama and the Employees’ Retirement System of Alabama (incorporated by reference to Exhibit 10.46 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007)

10.47	Registration Rights Agreement dated October 5, 2007 by and among the Company, the Teachers’ Retirement System of Alabama and the Employees’ Retirement System of Alabama (incorporated by reference to Exhibit 10.47 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007)

10.48	Amendment No. 12 to Amended and Restated Loan Agreement, dated February 25, 2008, by and among the Issuers, the Guarantors, and Wachovia Corporation (formerly Congress Financial) as Agent (incorporated by reference to Exhibit 10.48 to the Company’s Quarterly Report on Form 10-K for the year ended December 31, 2007)

10.49	Accounts Purchase and Sale Agreement, dated as of April 10, 2008, by and among Wise Alloys LLC and Wachovia Corporation (formerly Congress Financial) as Agent Corporation (incorporated by reference to Exhibit 10.49 to the Company’s Quarterly Report on Form 10-K for the year ended December 31, 2007)

10.50	Accounts Purchase and Sale Agreement, dated as of April 18, 2008, by and among Wise Alloys LLC and Wachovia Corporation (formerly Congress Financial) as Agent Corporation (incorporated by reference to Exhibit 10.50 to the Company’s Quarterly Report on Form 10-K for the year ended December 31, 2007)

10.51	Amendment No. 13 to Amended and Restated Loan Agreement, dated April 25, 2008, by and among the Issuers, the Guarantors, and Wachovia Corporation (formerly Congress Financial) as Agent (incorporated by reference to Exhibit 10.51 to the Company’s Quarterly Report on Form 10-K for the year ended December 31, 2007)

10.52	Amendment No. 1 to Master Lease Agreement dated April 25, 2008, by and among The Employees’ Retirement System of Alabama, The Teachers’ Retirement System of Alabama, Wilmington Trust Company and the Company (incorporated by reference to Exhibit 10.52 to the Company’s Quarterly Report on Form 10-K for the year ended December 31, 2007)

10.53	Fee letter agreement dated April 25, 2008 by and among the Employees’ Retirement System of Alabama, the Teachers’ Retirement System of Alabama and the Company (incorporated by reference to Exhibit 10.53 to the Company’s Quarterly Report on Form 10-K for the year ended December 31, 2007)

10.54	Amendment No. 14 to Amended and Restated Loan Agreement, dated October 8, 2008, by and among the Issuers, the Guarantors, and Wachovia Corporation (formerly Congress Financial) as Agent*

10.55	Amendment No. 15 to Amended and Restated Loan Agreement, dated December 17, 2008, by and among the Issuers, the Guarantors, and Wachovia Corporation (formerly Congress Financial) as Agent*

10.56	Amendment No. 16 to Amended and Restated Loan Agreement, dated April 30, 2009, by and among the Issuers, the Guarantors, and Wachovia Corporation (formerly Congress Financial) as Agent*

21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005)

31.1	Section 302 CEO Certification*

31.2	Section 302 CFO Certification*

32.1	Section 906 CEO Certification*

32.2	Section 906 CFO Certification*

*	Filed herewith.
†	Portions of this document have been omitted and filed separately with the SEC pursuant to a request for confidential treatment in accordance with Rule 406 of the Securities Act.

SIGNATURES

Pursuant to the requirements of section 13 or section 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WISE METALS GROUP LLC

Dated: May 29, 2009	/s/ DAVID D’ADDARIO
David D’Addario
Chairman and Chief Executive Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Dated: May 29, 2009	/s/ DAVID D’ADDARIO
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

15(a)

Schedule II

Valuation and Qualifying Accounts

Allowance for Doubtful Accounts

Period Ending	Balance at Beginning of Period	Charge to Costs and Expense	Deductions— Write Offs	Balance at Ending of Period
December 31, 2006	1,060	69	—	1,129
December 31, 2007	1,129	(598)	—	531
December 31, 2008	531	2,614	(352)	2,793