Form 10-Q
period 2009-03-31
Wise Metals Group LLC
filed 2009-07-09
CIK 1297014

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Wise Metals Group LLC

Condensed Consolidated Balance Sheets

(In thousands)

	March 31, 2009	December 31, 2008
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$703	$234
Broker deposits	264	1,233
Accounts receivable, less allowance for doubtful accounts ($2,375 in 2009 and $2,793 in 2008)	59,656	72,430
Inventories	223,711	199,895
Fair value of contracts under SFAS 133	198	1,141
Other current assets	3,735	6,193

Total current assets	288,267	281,126
Non-current assets:
Property and equipment, net	101,577	103,519
Other assets	7,869	8,410
Goodwill	283	283

Total non-current assets	109,729	112,212

Total assets	$397,996	$393,338

Liabilities and members’ deficit
Current liabilities:
Accounts payable	$247,055	$196,278
Current portion of long-term debt and capital lease obligations	4,445	4,286
Borrowings under revolving credit facility, net of discount ($519 in 2009 and $654 in 2008)	156,169	167,765
Fair value of contracts under SFAS 133	300	341
Accrued expenses, payroll and other	21,627	16,633

Total current liabilities	429,596	385,303
Non-current liabilities:
Term loans and capital lease obligations, less current portion	25,618	26,617
Senior notes	150,000	150,000
Accrued pension and other post retirement obligations	13,521	13,521
Other liabilities	1,207	1,173

Total non-current liabilities	190,346	191,311
Redeemable preferred membership interest (liquidation preference of $86,625 as of March 31, 2009)	85,774	83,673
Members’ deficit
Members’ deficit	(296,523)	(255,752)
Accumulated other comprehensive deficit	(11,197)	(11,197)

Total members’ deficit	(307,720)	(266,949)

Total liabilities, redeemable preferred membership interest, and members’ deficit	$397,996	$393,338

See accompanying notes.

Wise Metals Group LLC

Condensed Consolidated Statements of Operations

(In thousands)

(Unaudited)

	Three months ended March 31,
	2009	2008
Net sales	$157,805	$315,663
Cost of sales	185,131	299,875

Gross (deficit) profit	(27,326)	15,788
Operating expenses:
Selling, general, and administrative	2,822	2,919

Operating (loss) income	(30,148)	12,869
Other income (expense):
Interest expense and fees	(8,385)	(8,746)
Loss on derivative instruments	(137)	(12,410)

Net loss	(38,670)	(8,287)
Accretion of redeemable preferred membership interest	(2,101)	(1,929)

Net loss attributable to common members	$(40,771)	$(10,216)

See accompanying notes.

Wise Metals Group LLC

Condensed Consolidated Statements of Cash Flows

(In Thousands)

(Unaudited)

	Three months ended March 31,
	2009	2008
Cash flows from operating activities
Net loss	$(38,670)	$(8,287)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,860	3,454
Amortization of deferred financing fees	586	517
Recognition of unrealized actuarial gain from other post retirement benefits	—	(3,178)
LIFO provision	—	7,500
Employee retirement benefits	(727)	(774)
Unrealized loss on derivative instruments	1,207	4,217
Changes in operating assets and liabilities:
Broker deposits	969	(667)
Accounts receivable	12,774	(52,877)
Inventories	(23,816)	(74,119)
Other current assets	2,458	573
Accounts payable	50,777	66,417
Accrued expenses, payroll and other	5,405	4,703

Net cash provided by (used in) operating activities	14,823	(52,521)

Cash flows from investing activities
Purchase of equipment	(1,918)	(3,361)

Net cash used in investing activities	(1,918)	(3,361)

Cash flows from financing activities
Net (payments on) issuance of short-term borrowings	(11,596)	57,017
Payments on long-term obligations	(840)	(875)

Net cash (used in) provided by financing activities	(12,436)	56,142

Net increase in cash and cash equivalents	469	260
Cash and cash equivalents at beginning of period	234	1,447

Cash and cash equivalents at end of period	$703	$1,707

See accompanying notes.

Wise Metals Group LLC

Notes to Condensed Consolidated Financial Statements

March 31, 2009

(Unaudited)

(Dollars in thousands)

1. Organization and Basis of Presentation

Wise Metals Group LLC is a holding company formed for the purpose of managing the operations of Wise Alloys LLC, Wise Recycling LLC, Listerhill Total Maintenance Company LLC and Alabama Electric Motor Services LLC (collectively, the Company). Wise Alloys LLC (Alloys) manufactures and sells aluminum can stock and related aluminum products primarily to aluminum can producers. Wise Recycling LLC is engaged in the recycling and sale of scrap aluminum and other non-ferrous metals. Listerhill Total Maintenance Company LLC (TMC) specializes in providing maintenance, repairs and fabrication to manufacturing and industrial plants all over the world ranging from small onsite repairs to complete turn-key maintenance. Alabama Electric Motor Services LLC (AEM) specializes in the service, repair, and replacement of electric motors and pumps.

2. Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements are presented in accordance with generally accepted accounting principles for interim financial information and with the requirements of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the disclosures normally required by accounting principles generally accepted in the United States of America for complete financial statements. The condensed consolidated financial statements have been prepared in accordance with the Company’s customary accounting practices and, in the opinion of management, all adjustments necessary to fairly present the financial position, results of operations and cash flows for the reported interim periods have been made and were of a normal recurring nature. Operating results for the three month period ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. For further information, refer to the consolidated financial statements and Notes included in the Company’s Annual Report on Form 10-K, for the year ended December 31, 2008, filed May 29, 2009. The accompanying condensed consolidated financial statements include the accounts of Wise Metals Group LLC and its subsidiaries. Intercompany transactions have been eliminated in consolidation.

Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid investments with a maturity date of three months or less when purchased. Included in accounts payable were book overdraft amounts of $2,221 and $3,431 at March 31, 2009 and December 31, 2008, respectively.

Broker Deposits

Broker deposits generally consist of cash on deposit with brokers to support lines of credit associated with the Company’s derivative and hedging activity. At March 31, 2009 and December 31, 2008 substantially all broker deposits were on deposit with brokers associated with derivative and hedging activity as more fully described below. Broker deposits also include restricted cash of $250 with financial institutions.

Derivatives and Hedging Activity

The Company has entered into long-term contracts to supply can sheet to its largest customers. To reduce the risk of changing prices for purchases and sales of metal, including firm commitments under these supply contracts, the Company uses commodity futures and option contracts. In addition, the Company uses natural gas futures and option contracts. The Company employs established risk management policies and procedures, which seek to reduce our exposure to fluctuations in commodity prices although there can be no assurance that these policies and procedures will be successful.

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

A summary of the fair value of the Company’s derivative instruments is as follows:

Description of Derivative Instrument	Balance Sheet Account	Fair value at March 31, 2008	Fair value at December 31, 2008
Aluminum derivatives assets	Current Assets	—	1,141
Natural gas derivatives assets	Current Assets	198	—
Natural gas derivatives liabilities	Current Liabilities	(300)	(341)

		$(102)	$800

Gain (loss) amounts recorded were as follows:

	Three months ended March 31,
Description of Derivative Instrument	2009	2008
Aluminum futures and options—unrealized	$(973)	$(4,572)
Aluminum futures and options—realized	1,070	(8,193)
Natural gas futures and options—unrealized	(234)	355

	$(137)	$(12,410)

In connection with the Company’s futures activity, the Company maintains lines of credit with brokers to cover unrealized losses on futures contracts and uses options to manage price exposure with respect to firm commitments to purchase or sell aluminum. Our brokers contractually require assets to be posted as collateral for unrealized losses in excess of a contractually defined credit limit. These derivative contracts involve elements of credit and market risk that are not reflected on our consolidated balance sheet, including the risk of dealing with counterparties and their ability to meet the terms of the contracts. The counterparties to our forward contracts and options are major aluminum brokers and suppliers. At March 31, 2009 the Company had 420,000 mmBTUs of natural gas covered for periods extending through December of 2009.

The Company adopted SFAS No. 157 on January 1, 2008 for its financial assets and financial liabilities. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). SFAS No. 157 classifies the inputs used to measure fair value into the following hierarchy:

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

The Company endeavors to utilize the best available information in measuring fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table sets forth the Company’s financial assets and liabilities that were accounted for, at fair value on a recurring basis as of March 31, 2009 and the level in the fair value hierarchy:

		Fair Value Measurements at Reporting Date Using
Description	Total fair value in the Consolidated Balance Sheet	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivatives Assets	$198	$198	$—	$—
Derivatives Liabilities	(300)	(300)	—	—

Net Derivative Asset (Liabilities)	$(102)	$(102)	$—	$—

The Company’s derivative financial assets and liabilities have historically been aluminum and natural gas forward contracts, and aluminum option contracts.

Aluminum futures contracts are fair valued using market prices as published by the London Metal Exchange, which is an active market (Level 1). Natural gas forwards are fair valued using market prices as published by the New York Mercantile Exchange (NYMEX), which is an active market (Level 1). Aluminum option contracts are valued using a Black Scholes model with observable market inputs for aluminum and interest rates (Level 2). The Company used Aluminum options during 2008 but did not hold any at March 31, 2009.

Inventories, net

The Company uses the last-in, first-out (LIFO) method of accounting for manufacturing inventories. Supplies inventory is valued on an average cost basis. Inventories maintained by Recycling that consist solely of raw materials are valued on a first-in, first-out (FIFO) basis.

Long-Lived Assets

The Company continually evaluates whether events and circumstances have occurred that indicate the remaining estimated useful life of long-lived assets may warrant revision or that the remaining balance may not be recoverable. These factors may include a significant deterioration of operating results, changes in business plans, or changes in anticipated cash flows. When factors indicate that an asset should be evaluated for possible impairment, the Company reviews long-lived assets to assess recoverability from future operations using undiscounted cash flows. Impairments are recognized in earnings to the extent that the carrying value exceeds fair value. The Company evaluated the recoverability of long-lived assets as of March 31, 2009 and no impairment charge was recorded.

Recently Adopted Accounting Standards

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”). SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. The provisions of SFAS 161 are effective for the fiscal years and interim periods beginning after November 15, 2008. The Company adopted SFAS 161 and updated its consolidated financial statement disclosures in accordance with SFAS 161. The adoption of SFAS 161 on January 1, 2009 did not have a material impact on the consolidated financial statement disclosures.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interest in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51, Consolidated Financial Statements (SFAS 160). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income (loss) attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes reporting requirements that identify and distinguish between the interest of the parent and the interest of the noncontrolling owners. SFAS 160 is effective for fiscal years and interim periods beginning after December 15, 2008. The adoption of SFAS 160 on January 1, 2009 did not have any impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”), which replaces SFAS No. 141, “Business Combinations” (“SFAS 141”). SFAS 141(R) retains the underlying concepts of SFAS 141 in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting but SFAS 141(R) changed the method of applying the acquisition method in a number of significant aspects. Acquisition costs will generally be expensed as incurred; noncontrolling interests will be valued at fair value at the acquisition date; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. SFAS 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. SFAS 141(R) amends SFAS No. 109, “Accounting for Income Taxes,” such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of SFAS 141(R) would also apply the provisions of SFAS 141(R). Early adoption is not permitted. The adoption of SFAS 141(R) on January 1, 2009 did not have any impact on the Company’s consolidated financial statements.

Recently Issued Accounting Standards

In April 2009, the FASB issued FASB Staff Position No. 107-1 (FSP FAS 107-1) and APB Opinion 28-1 (APB 28-1), Interim Disclosures about Fair Value of Financial Instruments. FSP FAS 107-1 and APB 28-1 amends FASB 107 and APB Opinion No. 28, Interim Financial Reporting, to require disclosures about the fair value of financial instruments for interim reporting periods. FSP FAS 107-1 and APB 28-1 will be effective for interim reporting periods ending after June 15, 2009. As FSP FAS 107-1 and APB 28-1 only require enhanced disclosures, they will have no impact on the Company’s consolidated financial position, results of operation and cash flows.

In April 2009, the FASB issued FASB Staff Position No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (FSP FAS 157-4). FSP FAS 157-4 provides additional guidance in accordance with FASB No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability has significantly decreased. FSP FAS 157-4 will be effective for interim and annual reporting periods ending after June 15, 2009. The Company is evaluating any potential impact of the adoption of FSP FAS 157-4 on the consolidated financial statements.

In December 2008, the FASB issued FASB Staff Position No. FAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets (FSP 132(R)-1). FSP 132(R)-1 provides guidance on a plan sponsor’s disclosures about plan assets of defined benefit pension and postretirement plans. Required disclosures include information about categories of plan assets, fair value measurements of plan assets, and significant concentrations of risk, as well as investment policies and strategies. FSP 132(R)-1 is effective for fiscal years beginning after December 15, 2009. The Company is evaluating any potential impact of the adoption of FSP132(R)-1 on the consolidated financial statements.

Reclassification

For comparability, the 2008 financial statements reflect reclassifications where appropriate to conform to the financial statements presentation used in 2009. Certain amounts have been revised in the Consolidated Statement of Operations for the three months ended March 31, 2008 to correct the classification of the realized gain (loss) on derivative instruments by presenting it as “Loss on derivative instruments” instead of “Cost of sales.” As a result, the Company is presenting, in the Consolidated Statement of Operations for the three months ended March 31, 2008, ($8,193) in Loss on derivative instruments that had previously been included in Cost of Sales. This revision resulted in a decrease in cost of sales and an increase in loss on derivative instruments of $8,193 for the three month period ended March 31, 2008. The revision has no impact on the Company’s Consolidated Balance Sheets, Consolidated Statements of Cash Flows, or net loss on the Consolidated Statements of Operations for the period presented.

3. Liquidity

The Company has incurred significant losses in the past three years as a result of unfavorable contracts, commodity pricing pressures, volume and liquidity issues which have had a negative impact on cash flows. During 2008 and the first quarter of 2009, management took active steps to improve its contracts, improve productivity, reduce costs and implement new machinery to expand product offerings to include wider coil to supply the 14-out market. Management believes these investments will strengthen their competitive position by increasing capacity and product offerings and reducing operating costs while maintaining industry-leading quality standards. The market for the Company’s products remains quite competitive and management does not foresee a climate for substantial price increases in the immediate future. The Company believes there are an unusually large number of long-term industry-wide can sheet contracts which expire at the end of 2009 affecting a substantial portion of the domestic can sheet market. Given the recent history of substantial industry losses by can sheet makers, the Company believes there is opportunity for substantial price increases to occur in new contracts and in this contract renewal process for can sheet volume beginning in 2010.

Beginning in the third quarter of 2008, management implemented cost reduction and process improvement initiatives, as well as negotiated more favorable sales terms with certain customers and extended payment terms with certain vendors. On April 30, 2009, in an effort to improve liquidity to meet the Company’s 2009 operating plan, the Company amended their revolving and secured credit facility which increased their availability by $46 million (see Note 5). Management believes that these initiatives as well as the availability under the revolving and secured credit agreement will be sufficient to pay operating expenses, satisfy debt service obligations and fund capital expenditures through the remainder of 2009. However, in the event they are not, the Company will seek alternative sources of funding.

4. Inventories

Inventories consisted of the following:

	March 31, 2009	December 31, 2008
Manufacturing inventories:
Raw materials	$184,103	$146,619
Work in progress	35,231	37,791
Finished goods	18,396	29,893
LIFO reserve	(34,208)	(34,208)

Total manufacturing inventories	203,522	180,095
Supplies inventory	20,189	19,800

Total inventories	$223,711	$199,895

Manufacturing inventories for Wise Alloys are stated at the lower of cost or market based on the last-in, first-out (LIFO) method. If the first-in, first-out (FIFO) method had been used at March 31, 2009 and December 31, 2008, inventories would have been approximately $32,890 higher (which would have included a ($1,318) lower of cost or market adjustment) and $34,208 higher, respectively. The ($1,318) lower of cost or market adjustment which would have been required under the FIFO method resulted from a decrease in the aluminum market during the first quarter. An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Interim LIFO calculations must necessarily be based on management’s estimates of expected year-end inventory levels and costs dependent upon prevailing aluminum costs and other factors which are beyond management’s control. Accordingly, management’s estimates of the effects of LIFO calculations on inventories and costs of sales are subject to change prior to the year-end calculation. Inventories at Wise Recycling are stated at the lower of cost or market based on the first-in, first-out (FIFO) method.

5. Financing Arrangements

Debt consisted of the following:

	March 31, 2009	December 31, 2008
Revolving and secured credit facility	$156,169	$167,765
Senior 10.25% notes due 2012	150,000	150,000
Other notes payable	30,063	30,903

	336,232	348,668
Less current portion	(160,614)	(172,051)

	$175,618	$176,617

Revolving and secured credit facility

At March 31, 2009, the Company had drawn $156,169 on the revolving and secured credit facility. In addition, the Company had approximately $1,023 of outstanding letters of credit against the $300,000 revolving credit line which was reduced on April 30, 2009 to $274,000 with Amendment No. 16. The applicable interest rates for the remaining commitment under the revolving credit facility will range either from 1.25%—1.75% over the prime interest rate or 3.50%—4.00% over the LIBOR rate, as determined by the Agent, and will be based upon the Adjusted EBITDA (defined in the revolving credit agreement as earnings before income taxes, interest expense and fees, net, and depreciation and amortization, adjusted to exclude early extinguishment of debt, income from affiliate, nonrecurring charges, severance charges and credits, LIFO adjustments, cumulative effect of change in accounting principle and mark-to-market adjustment for contracts under SFAS No. 133) of the Company for the immediately preceding two (2), three (3) or four (4) fiscal quarter periods. The prime rate at March 31, 2009 was 3.25% and LIBOR was 1.97%. As of December 31, 2008, the Company was in compliance with the financial covenants related to the revolving credit facility. The Company was in compliance with the minimum availability covenant and therefore was not required to meet the minimum Adjusted EBITDA covenant or the capital expenditure covenant which had not yet been set for 2009. A minimum availability covenant was in place for the 2009 first quarter until Amendment No. 16 was executed on April 30, 2009. The minimum availability was set at $20 million which was reduced to $15 million and then $10 million all within the first quarter. A minimum availability level of $10 million resulting from provisions in Amendment 16 was set on May 15, 2009 and remains in place indefinitely. The facility is due to expire on May 5, 2010. The facility is considered short term due to the use of a lockbox as well as material adverse effect language within the agreement. The Company’s ability to borrow the full available amount of the credit facility is limited by the available borrowing base under the revolving credit facility as determined based on a borrowing base formula which relates to the collateral value of trade receivables and inventory on a basis approximating the lower of current cost (on a FIFO basis) or fair market value. This borrowing base is then compared to the outstanding loan balance (including outstanding letters of credit) to determine a net amount available for additional borrowings (“Availability”). Availability as calculated under the revolving credit agreement at March 31, 2009 was $15,420 subject to the minimum availability level discussed above. In addition, any default under the revolving and secured credit facility or agreements governing other indebtedness could lead to an acceleration of debt under other debt instruments that contain cross acceleration or cross default provisions. In connection with Amendment No. 15, the Company also granted the Retirement Systems of Alabama (the “RSA”) a 4% membership interest in the Company and granted those members of the Company’s management board appointed by the RSA approval rights over certain matters. The 4% member interest was recorded separately as an increase in Members’ Deficit with the remaining proceeds from the debt issuance recorded as borrowings under the revolving and secured credit facility. This resulted in a debt discount of $654 which will be accreted over the life of the loan.

On April 30, 2009, the Company entered into an Amendment No. 16 to its revolving and secured credit facility (“Amendment No. 16”). Under Amendment No. 16, the RSA pre-funded an additional $46 million (the “Amendment No. 16 Commitment” and together with the Amendment No. 15 Commitment, the “Tranche D Commitment”) under the revolving credit facility. The interest rate on the Amendment No. 16 Commitment is fixed at 10%. The Amendment No. 16 Commitment was used to pay down the commitments of the existing revolving lenders, including the RSA in its capacity as a revolving lender and the RSA’s Tranche B Commitment was terminated. The RSA’s Tranche D Commitment will remain outstanding without regard to any changes to the Company’s borrowing base applicable to the revolving loans and will be repaid upon maturity of the revolving credit facility and after the commitments of the revolving lenders and the Tranche C Lender have been repaid.

Senior notes

The Company issued $150,000 in senior notes which are due in 2012. The notes bear a 10.25% interest rate payable bi-annually on May 15 and November 15. Total financing costs associated with the issuance of the senior secured notes were $8,200 and are included on the balance sheet as other long term assets. On May 29, 2009, the Company received a Notice of Default from the Trustee under the Indenture for failure to timely file its quarterly report on Form 10-Q for the quarter ended March 31, 2009. Such Default will not become an Event of Default under the Indenture so long as the Company files its March 31, 2009 Form 10-Q by July 13, 2009.

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

Other notes payable and capital lease obligations

On November 13, 2006, the Company executed a sale-financing agreement on certain pieces of production equipment with the RSA in the amount of $29,900. The agreement provided the Company with an initial funding of $14,950 to be followed by an additional $14,950 which became available on

December 1, 2006 and the Company drew down on January 3, 2007. The agreement qualifies as a capital lease and has a three-year term with a fixed interest rate of 10.7%. On April 25, 2008, this facility was amended to extend the term to May 5, 2010, to increase the loan balance by $4,000 and to increase the interest rate to 13.7%. In conjunction with the amended lease, the Company and the RSA entered into a fee letter agreement which requires the Company to pay the RSA certain deferred commitment, closing and consulting fees on a monthly basis which, together with the increased interest rate under the amended lease, will ensure that the rate of return for the outstanding RSA commitment under the revolving credit facility equals 8.5%. As part of Amendment No. 16 to the revolving and secured credit facility, the terms of the April 25, 2008 fee letter were rescinded and the interest rate was reset to 10.7%.

6. Pension and Post-Retirement Benefits

The Company maintains defined contribution plans as well as a defined benefit pension plan. In 2009, the Company plans to make cash contributions of approximately $1,050 to its defined benefit pension plan. The amounts principally represent contributions required by funding regulations and in addition the Company expects to fund benefits paid under its post retirement benefit plans during 2009.

During the first quarter of 2008, the Company elected to make a change in the manner in which it recognizes unrealized gains or losses associated with its benefit plans. Specifically, the accounting changed from the standard recognition methodology under FAS 106 and FAS 87, which is recognizing the net gain or loss that exceeds 10% of the greater of the accumulated postretirement benefit obligation or the market-related value of plan assets, to a methodology of fully recognizing any gain or loss in excess of 45% of the greater of (1) Accumulated Post-Retirement Benefit Obligation (“APBO”) and (2) market value of assets (“MVA”) and recognizing any gain or loss between 10% – 45% of the greater of (1) APBO and (2) MVA over the remaining service period. The Company made this change because the immediate recognition of the unrecognized gain appears to more closely resemble the actuarial equivalent of what will ultimately be paid/expensed in future periods.

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

The 2009 and 2008 amounts shown below reflect the defined benefit pension and other postretirement benefit expense for the three month period ended March 31 for each year:

	Three months ended March 31,
	Pension Benefits		Other Post Retirement Benefits
	2009	2008	2009	2008
Service cost	$—	$34	$69	$59
Interest cost	343	312	47	39
Expected return on plan assets	(275)	(412)	—	—
Net loss (gain) recognition	554	—	(11)	—
Immediate recognition of actuarial gain	—	—	—	(3,190)

Net periodic benefit cost	$622	$(66)	$105	$(3,092)

7. Redeemable Preferred Membership Interest

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

In conjunction with the transaction, deferred financing fees were incurred in the amount of $1,083 of which the amortization of those fees was $39 and $54 for the three months ended March 31, 2009 and 2008, respectively. As of March 31, 2009 and December 31, 2008, total accumulated PIK interest on the $75 million cumulative-

convertible preferred membership interest was $11,625 and $9,563, respectively. As of March 31, 2009 and December 31, 2008, unamortized deferred financing fees in the amount of $851 and $993, respectively, are included as an offset to the total liquidation preference of $75 million preferred membership interest and $11,625 and $9,563, respectively, of accumulated PIK interest classified as “mezzanine equity” on the consolidated balance sheet.

Total liquidation preference as of March 31, 2009 is $86,625 and total accretion of redeemable preferred membership interest for the three months ended March 31, 2009 and 2008 was $2,101 and $1,929, respectively, which increases the net loss attributable to common members. In the event of any liquidation, dissolution or winding up of the Company, the preferred members are entitled to receive distributions before any distributions to the members.

8. Commitments and Contingencies

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

The Company is also party to an Environmental Cooperation Agreement, (“ECA”), with Alcoa, which is Reynolds’ successor. The ECA addresses, among other things, the use of a surface water ditch system by both the Company and Alcoa, the use of process water retention ponds on Alcoa’s property and certain surface drainage easements across our property. The ECA expires in December 2009, with automatic two year renewal periods unless either party elects to terminate, in which event the ECA will terminate one year following such election. Under the ECA, each party defends and indemnifies the other against claims arising from its own violations of any applicable environmental laws, its handling, use, or disposal of hazardous materials at the Listerhill facility, a breach of any warranties, representations or covenants in the agreement, or damage or loss to property and injury to or death of any persons.

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

In July 2008, the National Labor Relations Board issued a consolidated complaint against the Company which alleges that the Company failed to pay termination benefits to certain former employees represented by unions that, as of November 1, 2007, no longer represent any employees at the Company. The complaint seeks benefits on behalf of a group of former employees but does not seek a specific amount for relief. No decision is expected on the case before the end of the year. Wise Metals is vigorously contesting this complaint and believes it has meritorious defenses. The Company has accrued for this contingency and, accordingly, the ultimate resolution of these matters is not expected to have a material adverse effect on the Company’s financial position, operating results and cash flows.

We are a defendant from time to time in various legal actions arising in the normal course of business, including certain claims and litigation associated with employment related matters, the outcomes of which, in the opinion of management, neither individually nor in the aggregate are likely to result in a material adverse effect on our business, results of operations or financial condition.

The Company is subject to certain monthly purchase commitments for raw materials. The amount of inventory under this commitment not yet received was $165,400 and $118,188 as of March 31, 2009 and December 31, 2008, respectively.

9. Business Segment Information

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

We have concluded that both TMC and AEM are not reportable segments because they are not significant to our consolidated operations and represent less than 10% of our revenues and their absolute profits or losses represent less than 10% of our absolute profit or loss for the three months ended March 31, 2009 and 2008. Additionally, TMC’s and AEM’s assets were less than 10% of the combined assets of our operating segments as of December 31, 2008 and March 31, 2009. Financial information about TMC and AEM are included in the “Other” caption in the tables below.

The following table sets forth information on the Company’s reportable segments:

	Three Months Ended March 31,
	2009	2008
Net Sales
Alloys	$148,071	$275,040
Recycling – (Note 1)	8,600	40,065
Other	1,134	558

Net sales	$157,805	$315,663

Segment loss
Alloys	$(26,807)	$20,706
Recycling – (Note 1)	(1,056)	2,128

Segment profit (loss)	(27,863)	22,834
LIFO adjustment	—	(7,500)
Loss on derivative instrument attributable to Alloys	(137)	(12,410)
Corporate and other undistributed expenses, net	(10,670)	(11,211)

Net loss	$(38,670)	$(8,287)

Note 1: The Company has eliminated all intercompany sales and cost of sales associated with transfers of recycled aluminum from Recycling to Alloys. Recycling transfers aluminum to Alloys at market value and recognizes profit only when the sale to the end consumer is completed. Recycling transferred aluminum to Alloys with a cost of $7,178 and $13,114 for the three month periods ended March 31, 2009 and 2008, respectively.

	As of
	March 31, 2009	December 31, 2008
Total Assets
Alloys	$358,452	$349,337
Recycling	34,494	35,558
Corporate and other	5,050	8,443

Total assets	$397,996	$393,338

	Three months ended March 31,
	2009	2008
Depreciation and Amortization
Alloys	$3,591	$3,274
Recycling	194	176
Corporate and other	75	4

Total depreciation and amortization	$3,860	$3,454

	Three months ended March 31,
	2009	2008
Capital Expenditures
Alloys	$1,715	$2,800
Recycling	16	299
Corporate and other	187	262

Total capital expenditures	$1,918	$3,361

10. Subsequent Events

On April 30, 2009, the Company entered into Amendment No. 16 to its revolving credit facility (“Amendment No. 16”). Under Amendment No. 16, the RSA, a related party, pre-funded an additional $46 million (the “Amendment No. 16 Commitment” and together with the Amendment No. 15 Commitment, the “Tranche D Commitment”) under the revolving credit facility. The interest rate on the Amendment No. 16 Commitment is fixed at 10%. The Amendment No. 16 Commitment was used to pay down the commitments of the existing revolving lenders, including the RSA in its capacity as a revolving lender and the RSA’s Tranche B Commitment was terminated. The RSA’s Tranche D Commitment will remain outstanding without regard to any changes to the Company’s borrowing base applicable to the revolving loans and will be repaid upon maturity of the revolving credit facility and after the commitments of the revolving lenders and the Tranche C Lender have been repaid.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are the third largest producer of aluminum beverage can sheet in the world and one of the largest aluminum scrap recyclers in the United States according to The Aluminum Association, Inc., a trade association for producers of primary aluminum and semi-fabricated aluminum products and recyclers. Beverage can sheet is aluminum sheet specifically designed and engineered for the production of aluminum beverage cans. Our customers include Ball, Crown, and Rexam including their related international divisions. These customers produce aluminum cans for the largest brewers and carbonated soft drink makers in North America. In addition, we produce food container stock and semi-fabricated aluminum sheet for transportation and other common alloy commercial markets. Our recycling operation, Wise Recycling, provides aluminum feedstock for our aluminum sheet production as well as collection of scrap for sale in the merchant market.

Unlike some of our principal competitors, we do not manufacture aluminum from bauxite. Instead, we process aluminum scrap and prime aluminum manufactured by third parties. As a result, we do not have the capital requirements and high fixed costs associated with the production of prime aluminum. Historically, prices of our aluminum can sheet and other products have been directly correlated to the prices of our metal costs due to the standard industry practice of passing through metal costs to customers, subject to the impacts of metal ceilings or “price caps”, which were an artificial limit on the price we could charge certain customers for metal, which has otherwise allowed us to maintain a relatively consistent conversion revenue, defined as net revenue less material costs, on a per pound basis. The Company had no impact from metal price ceilings on its beverage can business in 2008 and 2009.

Quarterly Information

Our quarterly revenues tend to fluctuate period to period based in large part on changes in aluminum prices and production volumes. Aluminum price changes generally do not affect our cash flow because we seek to match our hedging positions to our contractually-obligated sales agreements. We also pass aluminum cost increases to customers through an indexed pricing mechanism and/or by fixing the cost of metal through forward contracts on the London Metals Exchange (“LME”). Our net income may fluctuate period to period based on the mark to market adjustments for derivatives we hold to hedge aluminum and natural gas. Because we do not designate our forward contracts as hedges under SFAS No. 133, we are required to recognize the non-cash mark to market adjustment in our current earnings and these adjustments may be material. Quarterly results may also be impacted by changes in the input cost that are used in the production of can sheet. Through its contracts, the Company seeks to adjust pricing for those costs based on the Producer Price Index or similar indices that properly reflect the economic change.

Critical Accounting Policies

We have prepared our financial statements in conformity with accounting principles generally accepted in the United States. These statements include some amounts that are based on informed judgments and estimates of management. Our critical accounting policies are discussed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” in our Annual Report on Form 10-K, for the year ended December 31, 2008, filed May 29, 2009.

Recently Adopted Accounting Standards

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”). SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. The provisions of SFAS 161 are effective for the fiscal years and interim periods beginning after November 15, 2008. The Company adopted SFAS 161 and updated its consolidated financial statement disclosures in accordance with SFAS 161. The adoption of SFAS 161 on January 1, 2009 did not have a material impact on the consolidated financial statement disclosures.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interest in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51, Consolidated Financial Statements (SFAS 160). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income (loss) attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes reporting requirements that identify and distinguish between the interest of the parent and the interest of the noncontrolling owners. SFAS 160 is effective for fiscal years and interim periods beginning after December 15, 2008. The adoption of SFAS 160 on January 1, 2009 did not have any impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”), which replaces SFAS No. 141, “Business Combinations” (“SFAS 141”). SFAS 141(R) retains the underlying concepts of SFAS 141 in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting but SFAS 141(R) changed the method of applying the acquisition method in a number of significant aspects. Acquisition costs will generally be expensed as incurred; noncontrolling interests will be valued at fair value at the acquisition date; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. SFAS 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. SFAS 141(R) amends SFAS No. 109, “Accounting for Income Taxes,” such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of SFAS 141(R) would also apply the provisions of SFAS 141(R). Early adoption is not permitted. The adoption of SFAS 141(R) on January 1, 2009 did not have any impact on the Company’s consolidated financial statements.

Recently Issued Accounting Standards

In April 2009, the FASB issued FASB Staff Position No. 107-1 (FSP FAS 107-1) and APB Opinion 28-1 (APB 28-1), Interim Disclosures about Fair Value of Financial Instruments. FSP FAS 107-1 and APB 28-1 amends FASB 107 and APB Opinion No. 28, Interim Financial Reporting, to require disclosures about the fair value of financial instruments for interim reporting periods. FSP FAS 107-1 and APB 28-1 will be effective for interim reporting periods ending after June 15, 2009. As FSP FAS 107-1 and APB 28-1 only require enhanced disclosures, they will have no impact on the Company’s consolidated financial position, results of operation and cash flows.

In April 2009, the FASB issued FASB Staff Position No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (FSP FAS 157-4). FSP FAS 157-4 provides additional guidance in accordance with FASB No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability has significantly decreased. FSP FAS 157-4 will be effective for interim and annual reporting periods ending after June 15, 2009. The Company is evaluating any potential impact of the adoption of FSP FAS 157-4 on the consolidated financial statements.

In December 2008, the FASB issued FASB Staff Position No. FAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets (FSP 132(R)-1). FSP 132(R)-1 provides guidance on a plan sponsor’s disclosures about plan assets of defined benefit pension and postretirement plans. Required disclosures include information about categories of plan assets, fair value measurements of plan assets, and significant concentrations of risk, as well as investment policies and strategies. FSP 132(R)-1 is effective for fiscal years beginning after December 15, 2009. The Company is evaluating any potential impact of the adoption of FSP132(R)-1 on the consolidated financial statements.

Operating Results

Three months ended March 31, 2009 and 2008

Sales. Consolidated sales decreased from $315.7 million in the three months ended March 31, 2008, to $157.8 million in the comparable period in 2009, a decrease of $157.9 million or 50% due to reduced volume and market pricing offset by negotiated price improvements. The Company has and continues to negotiate price improvements to cover changes in input costs. The decrease in sales also resulted from lower shipments which decreased from 208.8 million pounds in the three months ended March 31, 2008 to 150.2 million pounds in the first quarter of 2009 a reduction of 28%.

Wise Alloys sales decreased from $275.0 million in the three months ended March 31, 2008 to $148.1 million in the comparable period in 2009, a decrease of $126.9 million or 46% due to reduced volume and decreased cost of aluminum and other inputs offset by negotiated price improvements. First quarter shipments decreased from 160.2 million pounds in the three months ended March 31, 2008 to 122.0 million pounds in the first quarter of 2009, a decrease of 38.2 million pounds or 24% due to decreased demand.

Wise Recycling sales to third parties decreased from $40.1 million in the three months ended March 31, 2008 to $8.6 million in the comparable period in 2009, a decrease of $31.5 million or 79%. Shipments by Wise Recycling to third parties decreased approximately 42% for the first quarter of 2009 over the first quarter of 2008 due to lower recycling activity.

Cost of Sales. Consolidated cost of sales decreased from $299.9 million in the three months ended March 31, 2008, to $185.1 million in the three months ended March 31, 2009, a decrease of $114.8 million or 38%. The decrease in consolidated cost of sales was primarily due to the decrease in shipments and decreased input costs.

Wise Alloys cost of sales decreased from $261.7 million in the three months ended March 31, 2008 to $174.7 million in the three months ended March 31, 2009, a decrease of $87.0 million or 33%. Metal costs, representing 67% of Alloys cost of sales in the first quarter of 2008 and 62% in the first quarter of 2009, decreased from $176.3 million in the first quarter of 2008 to $108.4 million in the first quarter of 2009, a decrease of $67.9 million or 39%. The decrease is attributable to the 24% decrease in Alloys shipments and lower metal prices which decreased 48% from an average of $1.28 per pound in the first quarter of 2008 to $0.66 per pound in the first quarter of 2009.

Wise Recycling cost of sales associated with third party sales decreased from $36.4 million in the three months ended March 31, 2008 to $9.6 million in the three months ended March 31, 2009, a decrease of $26.8 million or 74%. The decrease is attributable to the 42% decrease in Recycling shipments and lower metal prices.

Selling, General and Administrative. Selling, general and administrative expense decreased from $2.9 million in the first quarter of 2008 to $2.8 million in the first quarter of 2009.

Interest Expense and Fees. Interest expense and fees decreased from $8.7 million in the first quarter of 2008 to $8.4 million in the first quarter of 2009. The decrease was due in part to lower working capital needs caused by lower metal prices as well as a decrease in the underlying LIBOR rate.

Loss on derivative instruments. The gain (loss) on derivative instruments is comprised of a realized loss of $8.2 million and an unrealized loss of $4.2 million for the first quarter of 2008 and a realized gain of $1.1 million and an unrealized loss of $1.2 million for the first quarter of 2009.

Liquidity and Capital Resources

The Company has incurred significant losses in the past three years as a result of unfavorable contracts, commodity pricing pressures and liquidity issues which have had a negative impact on cash flows. During 2008 and the first quarter of 2009, management took active steps to improve its contracts, improve productivity, reduce costs and implement new machinery to expand product offerings to include wider coil to supply the 14-out market. Management believes these investments will strengthen their competitive position by increasing capacity and product offerings and reducing operating costs while maintaining industry-leading quality standards. The market for the Company’s products remains quite competitive and management does not foresee a climate for substantial price increases through the remainder of 2009. The Company believes there are an unusually large number of long-term industry-wide can sheet contracts which expire at the end of 2009 affecting a substantial portion of the domestic can sheet market. Given the recent history of substantial industry losses by can sheet makers, the Company believes there is opportunity for substantial price increases to occur in new contracts and in this contract renewal process for can sheet volume beginning in 2010.

Beginning in the third quarter of 2008, management implemented cost reduction and process improvement initiatives, as well as negotiated more favorable sales terms with certain customers and extended payment terms with certain vendors. On April 30, 2009, in an effort to improve liquidity to meet the Company’s 2009 operating plan, the Company amended their revolving and secured credit facility which increased their availability by $46 million (see Note 5). Management believes that these initiatives as well as the availability under the revolving and secured credit agreement will be sufficient to pay operating expenses, satisfy debt service obligations and fund capital expenditures through the remainder of 2009. However, in the event they are not, the Company will seek alternative sources of funding.

Our principal sources of cash to fund liquidity needs has been net cash provided by operating activities and availability under our revolving and secured credit facility described in Note 5 to our Consolidated Financial Statements. We anticipate that our primary liquidity needs will be for debt service, working capital (including potential increased margin deposits associated with derivatives) and capital expenditures. Our debt service costs and working capital requirements have increased as a result of increased aluminum prices. In addition to these sources, we are actively seeking to increase available liquidity and to reduce our business risk. Specifically, we are reducing capital spending and ongoing expenses, and improving our production capabilities to increase our product offering while maintaining high levels of quality. Collectively, we believe these efforts will provide sufficient liquidity to manage our business. However, if market factors prevent us from successfully executing our plan or we are otherwise unable to successfully execute our plan, our liquidity would be adversely affected, which would have a material adverse effect on our business, results of operations, and financial condition. We believe that cash generated from operations, available borrowings under our senior revolving secured credit facility and other indebtedness will be sufficient to enable us to meet our liquidity requirements in the foreseeable future.

The following discusses material changes in our liquidity and capital resources in the three months ended March 31, 2009.

At March 31, 2009, the Company had drawn $156.2 million on the revolving and secured credit facility. In addition, the Company had approximately $1,023 of outstanding letters of credit against the $300 million revolving credit line which was reduced on April 30, 2009 to $274 million with Amendment No. 16. Availability as calculated under the revolving and secured credit facility at March 31, 2009 was $15.4 million subject to the minimum availability level discussed below. Should commodity prices increase significantly or should the Company need to increase working capital levels to accommodate increased sales levels, borrowings under the facility can increase to as high as the maximum level under the agreement of $274 million as of April 30, 2009, subject to borrowing base limitations. The maximum level under the agreement through March 31, 2009 was $300 million. The applicable interest rates for the loan are either from 1.25%—1.75% over the prime interest rate or 3.50%—4.00% over the LIBOR rate, and are based upon the Adjusted EBITDA of the Company for the immediately preceding two (2), three (3) or four (4) fiscal quarter periods. The term of the revolving and secured credit facility is May 5, 2010. Our ability to borrow the full available amount of our revolving and secured credit facility is limited by the available borrowing base under the revolving credit facility as determined based on a borrowing base formula which relates to the collateral value of trade receivables and inventory on a basis approximating the lower of current cost (on a first-in-first-out or FIFO basis) or fair market value. This borrowing base is then compared to the outstanding loan balance (including outstanding letters of credit) to determine a net amount available for additional borrowings (“Availability”). A minimum availability covenant of $10 million was in place for 2009. There are no other financial covenants required under the revolving and secured credit facility. Our revolving and secured credit facility and indenture agreement contain restrictive covenants. These covenants may constrain our activities and limit our operational and financial flexibility. The failure to comply with these covenants could result in an event of default, which, if not cured or waived, could have a material adverse effect on our business, financial condition, and results of operations. The facility is considered short term due to the use of a lockbox as well as material adverse effect language within the agreement. The terms of the revolving and secured credit facility permit us to enter into various forms of additional financing with varying amounts. See Note 5 of the Notes to the Condensed Consolidated Financial Statements above for further discussion. Furthermore, we frequently offer cash discounts for early payment against receivables from our major can sheet customers which can also increase overall liquidity.

If we do not comply with the restrictions contained in our revolving and secured credit facility, the indenture and other agreements governing our indebtedness, we could be in default under those agreements, and the debt under those instruments, together with accrued interest, could then be declared immediately due and payable. If we default under our revolving and secured credit facility, the lenders could cause all of our outstanding debt obligations under our revolving and secured credit facility to become due and payable, require us to apply all of our cash to repay the indebtedness or prevent us from making debt service payments on any other indebtedness we owe. In addition, any default under our senior secured credit facility or agreements governing our other indebtedness could lead to an acceleration of debt under other debt instruments that contain cross-acceleration or cross-default provisions. If the indebtedness under our senior secured credit facility and indenture is accelerated, we may have to seek other sources of financing or otherwise may not have sufficient assets to repay amounts due under our revolving and secured credit facility, our senior secured notes or under other debt securities then outstanding. Our ability to comply with these provisions of our revolving and secured credit facility, the indenture and other agreements governing our other indebtedness may be affected by changes in economic or business conditions or other events beyond our control. The fair value of the Company’s debt at March 31, 2009 was $309.7 million compared to $305.7 million at December 31, 2008 due mostly to the increased borrowings under the revolving line of credit. On May 29, 2009, the Company received a Notice of Default from the Trustee under the Indenture for failure to timely file its quarterly report on Form 10-Q for the quarter ended March 31, 2009. Such Default will not become an Event of Default under the Indenture so long as the Company files its March 31, 2009 Form 10-Q by July 13, 2009.

Our liquidity has been directly impacted by aluminum prices which have increased steadily and dramatically since 2002 through the first half of 2008. Average aluminum prices in 2002 were $0.65 per pound and have risen over 86% to an average of $1.21 per pound in 2008. These price increases impacted our working capital requirements during 2008 resulting in higher outstanding debt supported by higher levels of receivables and inventory. The impact lessened somewhat during the second half of 2008 as the average price dropped to $1.09 for that period and averaged $0.89 during the fourth quarter of 2008. Further price decreases occurred during 2009 as the average price for the first quarter of 2009 was $0.66. Our liquidity could also be hampered if we incurred significant unexpected increases in necessary capital expenditures. Significant increases in volumes could also impact our liquidity. See Item 1A, “Risk Factors” in our annual report on Form 10-K, for the year ended December 31, 2008, filed on May 29, 2009, for certain circumstances that could adversely affect our liquidity. Decreased sales or lower margins could have a material adverse effect on our liquidity.

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

Should aluminum prices rise, we expect that the collateral value of our working capital would continue to rise sufficiently to warrant further increases to the revolving and secured credit facility should required borrowings and conditions dictate. As such, we believe our available sources of credit will be sufficient to meet our liquidity needs.

Three months ended March 31, 2009 and 2008.

Operating Activities. During the three months ended March 31, 2009, net cash provided by operating activities was $14.8 million, compared to net cash used in operating activities of $52.5 million during the three months ended March 31, 2008. Fluctuations in cash provided by and used in operating activities are subject to changing working capital requirements especially for accounts receivable and inventory. Net loss increased from ($8.3) million in the first quarter of 2008 to ($38.7) million in the first quarter of 2009, an increase of $30.4 million. In the first quarter of 2008, receivables increased from $77.5 million at December 31, 2007, to $130.4 million at March 31, 2008, an increase of $52.9 million. The receivables increase was due mostly to increased orders in the first quarter of 2008 including a significant increase in foreign shipments with longer terms. This also contributed to a $74.1 million increase in inventory from December 31, 2007 to March 31, 2008. Accounts payable increased $57.0 million from December 31, 2007 to March 31, 2008 resulting from increased inventory requirements and increase raw material pricing. In the first quarter of 2009, receivables decreased from $72.4 million at December 31, 2008, to $59.7 million at March 31, 2009, a decrease of $12.7 million. This decrease is a result of lower sales resulting from lower commodity pricing reduced volumes and timing. The payments by our customers are made at periodic times during the week and month, not every day, nor exactly in 30 days, so the balance in receivables can fluctuate significantly at the end of a quarter depending on the timing of receiving payments. Inventories increased from $199.9 million at December 31, 2008, to $223.7 million at March 31, 2009, an increase of $23.8 million due to anticipated increases in sales volumes. Accounts payable increased $50.8 million from December 31, 2008 to March 31, 2009 resulting from a higher level of purchasing ahead of increased 2009 sales commitments, timing and extended vendor terms.

Investing Activities. In the three months ended March 31, 2009, our capital expenditures were $1.9 million, compared to $3.4 million during the same period in 2008. Both three month periods included some significant projects leading to relatively higher expenditures including planned furnace rebuilds. The Company is continuing the next step in a program to further diversify industry product offerings by adding increased width to its aluminum can-stock capabilities. The results of this phase will extend the width of Wise Alloys can stock from 60 inches to 72 inches and will begin production in 2009. This project will allow Wise Alloys’ can-sheet product to also become available to beverage-can producers that use “14 and 15 out” extended-width cupping presses in their manufacturing process.

Financing Activities. Net cash used in financing activities was $12.4 million in the three months ended March 31, 2009, compared to net cash provided by financing activities of $56.1 million in the first three months of 2008. The increase in the net cash used in financing activities was related to the reduction of borrowings under the revolving line of credit due to reduced working capital needs reflecting lower aluminum prices in the first quarter of 2009 which decreased from an average of $1.28 in the first three months of 2008 to an average of $0.66 in the first three months of 2009.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See Item 7A of the Company’s Annual Report on Form 10-K, for the year ended December 31, 2008, filed on May 29, 2009. There have been no significant changes to market risk.

ITEM 4T. CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures

As of March 31, 2009, our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), has conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Securities Exchange Act Rule 13a-15(e), as amended). Based on the evaluation, our CEO and CFO concluded that our disclosure controls and procedures as of March 31, 2009 were not effective because of a material weakness in internal control over financial reporting described below.

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

(d) Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the first fiscal quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company is also party to an Environmental Cooperation Agreement, (“ECA”), with Alcoa, which is Reynolds’ successor. The ECA addresses, among other things, the use of a surface water ditch system by both the Company and Alcoa, the use of process water retention ponds on Alcoa’s property and certain surface drainage easements across our property. The ECA expires in December 2009, with automatic two year renewal periods unless either party elects to terminate, in which event the ECA will terminate one year following such election. Under the ECA, each party defends and indemnifies the other against claims arising from its own violations of any applicable environmental laws, its handling, use, or disposal of hazardous materials at the Listerhill facility, a breach of any warranties, representations or covenants in the agreement, or damage or loss to property and injury to or death of any persons.

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

In July 2008, the National Labor Relations Board issued a consolidated complaint against the Company which alleges that the Company failed to pay termination benefits to certain former employees represented by unions that, as of November 1, 2007, no longer represent any employees at the Company. The complaint seeks benefits on behalf of a group of former employees but does not seek a specific amount for relief. No decision is expected on the case before the end of the year. Wise Metals is vigorously contesting this complaint and believes it has meritorious defenses. The Company has accrued for this contingency and, accordingly, the ultimate resolution of these matters is not expected to have a material adverse effect on the Company’s financial position, operating results and cash flows.

We are a defendant from time to time in various legal actions arising in the normal course of business including certain claims and litigation associated with employment related matters, the outcomes of which, in the opinion of management, neither individually nor in the aggregate are likely to result in a material adverse effect on our business, results of operations or financial condition.

ITEM 1A. RISK FACTORS

In addition to other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2008 which could materially impact our business, financial condition or future results. Risks disclosed in our Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem immaterial may materially adversely impact our business, financial condition or operating results.

The information presented below updates, and should be read in conjunction with, the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008.

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

WISE METALS GROUP LLC

Dated: July 9, 2009	/s/ David D’Addario
David D’Addario
Chairman and Chief Executive Officer

/s/ Kenneth Stastny
Kenneth Stastny
Chief Financial Officer