Form 10-Q
period 2009-06-30
Wise Metals Group LLC
filed 2009-08-31
CIK 1297014

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Wise Metals Group LLC

Condensed Consolidated Balance Sheets

(In thousands)

	June 30, 2009	December 31, 2008
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$688	$234
Broker deposits	264	1,233
Accounts receivable, less allowance for doubtful accounts ($2,284 in 2009 and $2,793 in 2008)	80,289	72,430
Inventories	285,527	199,895
Fair value of contracts under SFAS 133	629	1,141
Other current assets	6,034	6,193

Total current assets	373,431	281,126
Non-current assets:
Property and equipment, net	100,572	103,519
Other assets	7,687	8,410
Goodwill	283	283

Total non-current assets	108,542	112,212

Total assets	$481,973	$393,338

Liabilities and members’ deficit
Current liabilities:
Accounts payable	$311,548	$196,278
Current portion of long-term debt and capital lease obligations	27,274	4,286
Borrowings under revolving credit facility, net of discount ($402 in 2009 and $654 in 2008)	196,786	167,765
Fair value of contracts under SFAS 133	176	341
Accrued expenses, payroll and other	18,975	16,633

Total current liabilities	554,759	385,303
Non-current liabilities:
Term loans and capital lease obligations, less current portion	1,933	26,617
Senior notes	150,000	150,000
Accrued pension and other post retirement obligations	13,521	13,521
Other liabilities	1,279	1,173

Total non-current liabilities	166,733	191,311
Redeemable preferred membership interest (liquidation preference of $88,688 as of June 30, 2009)	87,875	83,673
Members’ deficit
Members’ deficit	(316,197)	(255,752)
Accumulated other comprehensive deficit	(11,197)	(11,197)

Total members’ deficit	(327,394)	(266,949)

Total liabilities, redeemable preferred membership interest, and members’ deficit	$481,973	$393,338

See accompanying notes.

Wise Metals Group LLC

Condensed Consolidated Statements of Operations

(In thousands)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Sales	$161,601	$350,003	$319,406	$665,666
Cost of sales	167,172	344,742	352,303	644,617

Gross (loss) profit	(5,571)	5,261	(32,897)	21,049
Operating expenses:
Selling, general, and administrative	3,070	2,792	5,892	5,711

Operating (loss) income	(8,641)	2,469	(38,789)	15,338
Other expense:
Interest expense	(8,899)	(9,587)	(17,284)	(18,333)
Loss on derivative instruments	(33)	(1,283)	(170)	(13,693)

Net loss	$(17,573)	$(8,401)	$(56,243)	$(16,688)
Accretion of redeemable preferred membership interest	(2,101)	(1,929)	(4,202)	(3,858)

Net loss attributable to common members	$(19,674)	$(10,330)	$(60,445)	$(20,546)

See accompanying notes.

Wise Metals Group LLC

Condensed Consolidated Statements of Cash Flows

(In Thousands)

(Unaudited)

	Six months ended June 30,
	2009	2008
Cash flows from operating activities
Net loss	$(56,243)	$(16,688)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,625	7,052
Amortization of deferred financing fees	1,252	1,066
Recognition of unrealized actuarial gain from other post retirement benefits	—	(3,178)
LIFO provision	—	17,500
Employee retirement benefits	1,454	(1,548)
Unrealized losses on derivative instruments	1,240	4,223
Changes in operating assets and liabilities:
Broker deposits	969	(94)
Accounts receivable	(7,859)	(87,505)
Inventories	(85,632)	(79,092)
Other current assets	159	(3,300)
Accounts payable	115,270	79,315
Accrued expenses, payroll and other	(428)	(2,090)

Net cash used in operating activities	(22,193)	(84,339)
Cash flows from investing activities
Purchase of equipment	(4,678)	(9,522)

Net cash used in investing activities	(4,678)	(9,522)
Cash flows from financing activities
Net issuance of short-term borrowings	29,021	91,836
Proceeds from sale-financing transaction	—	4,000
Payments on long-term obligations	(1,696)	(1,702)

Net cash provided by financing activities	27,325	94,134

Net increase in cash and cash equivalents	454	273
Cash and cash equivalents at beginning of period	234	1,447

Cash and cash equivalents at end of period	$688	$1,720

See accompanying notes.

Wise Metals Group LLC

Notes to Condensed Consolidated Financial Statements

June 30, 2009

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

2. Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements are presented in accordance with generally accepted accounting principles for interim financial information and with the requirements of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the disclosures normally required by accounting principles generally accepted in the United States of America for complete financial statements. The condensed consolidated financial statements have been prepared in accordance with the Company’s customary accounting practices and, in the opinion of management, all adjustments necessary to fairly present the financial position, results of operations and cash flows for the reported interim periods have been made and were of a normal recurring nature. Operating results for the three and six month periods ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. For further information, refer to the consolidated financial statements and Notes included in the Company’s Annual Report on Form 10-K, for the year ended December 31, 2008, filed May 29, 2009. The accompanying condensed consolidated financial statements include the accounts of Wise Metals Group LLC and its subsidiaries. Intercompany transactions have been eliminated in consolidation.

Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid investments with a maturity date of three months or less when purchased. Included in accounts payable were book overdraft amounts of $2,328 and $3,431 at June 30, 2009 and December 31, 2008, respectively.

Broker Deposits

Broker deposits generally consist of cash on deposit with brokers to support lines of credit associated with the Company’s derivative and hedging activity. At June 30, 2009 and December 31, 2008 substantially all broker deposits were on deposit with brokers associated with derivative and hedging activity as more fully described below. Broker deposits also include restricted cash of $250 with financial institutions.

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

A summary of the fair value of the Company’s derivative instruments is as follows:

Description of Derivative Instrument	Balance Sheet Account	Fair value at June 30, 2009	Fair value at December 31, 2008
Aluminum derivatives assets	Current Assets	$—	$1,141
Natural gas derivatives assets	Current Assets	629	—
Natural gas derivatives liabilities	Current Liabilities	(176)	(341)

		$453	$800

Gain (loss) amounts recorded were as follows:

	Three months ended June 30,		Six months ended June 30,
Description of Derivative Instrument	2009	2008	2009	2008
Aluminum futures and options—unrealized	$—	$(6)	$(973)	$(4,578)
Aluminum futures and options—realized	—	(1,277)	1,070	(9,470)
Natural gas futures and options—unrealized	(33)	—	(267)	355

	$(33)	$(1,283)	$(170)	$(13,693)

In connection with the Company’s futures activity, the Company maintains lines of credit with brokers to cover unrealized losses on futures contracts and uses options to manage price exposure with respect to firm commitments to purchase or sell aluminum. Our brokers contractually require assets to be posted as collateral for unrealized losses in excess of a contractually defined credit limit. These derivative contracts involve elements of credit and market risk that are reflected on our consolidated balance sheet, including the risk of dealing with counterparties and their ability to meet the terms of the contracts. The counterparties to our forward contracts and options are major aluminum brokers and suppliers. At June 30, 2009 the Company had 672,000 mmBTUs of natural gas covered for periods extending through December of 2009.

The Company adopted SFAS No. 157 on January 1, 2008 for its financial assets and financial liabilities. On January 1, 2009, the Company adopted SFAS 157 for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The adoption in 2009 had no impact on the Company’s consolidated financial statements. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). SFAS No. 157 classifies the inputs used to measure fair value into the following hierarchy:

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

The Company endeavors to utilize the best available information in measuring fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table sets forth the Company’s financial assets and liabilities that were accounted for, at fair value on a recurring basis as of April 1, 2009 and the level in the fair value hierarchy:

		Fair Value Measurements at Reporting Date Using
Description	Total fair value in the Consolidated Balance Sheet	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivatives Assets	$629	$629	$—	$—
Derivatives Liabilities	(176)	(176)	—	—

Net Derivative Asset (Liabilities)	$453	$453	$—	$—

The Company’s derivative financial assets and liabilities have historically been aluminum and natural gas forward contracts, and aluminum option contracts.

Aluminum futures contracts are fair valued using market prices as published by the London Metal Exchange, which is an active market (Level 1). Natural gas forwards are fair valued using market prices as published by the New York Mercantile Exchange (NYMEX), which is an active market (Level 1). Aluminum option contracts are valued using a Black Scholes model with observable market inputs for aluminum and interest rates (Level 2). The Company used Aluminum options during 2008 but did not hold any at June 30, 2009.

Inventories, net

The Company uses the last-in, first-out (LIFO) method of accounting for manufacturing inventories. Supplies inventory is valued on an average cost basis. Inventories maintained by Recycling that consist solely of raw materials are valued on a first-in, first-out (FIFO) basis.

Long-Lived Assets

The Company continually evaluates whether events and circumstances have occurred that indicate the remaining estimated useful life of long-lived assets may warrant revision or that the remaining balance may not be recoverable. These factors may include a significant deterioration of operating results, changes in business plans, or changes in anticipated cash flows. When factors indicate that an asset should be evaluated for possible impairment, the Company reviews long-lived assets to assess recoverability from future operations using undiscounted cash flows. Impairments are recognized in earnings to the extent that the carrying value exceeds fair value. The Company evaluated the recoverability of long-lived assets as of June 30, 2009 and December 31, 2008 and no impairment charge was recorded.

Recently Adopted Accounting Standards

In May 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 establishes accounting and reporting standards for events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In addition, SFAS 165 requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for selecting that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. SFAS 165 was effective for fiscal years and interim periods ending after June 15, 2009. The adoption of SFAS 165 on April 1, 2009 did not have a material impact on the Company’s consolidated financial statements. The Company has performed an evaluation of subsequent events through August 31, 2009, which is the day the financial statements were issued.

In April 2009, the FASB issued FASB Staff Position No. 107-1 (FSP FAS 107-1) and Accounting Principles Board (“APB”) Opinion 28-1 (APB 28-1), Interim Disclosures about Fair Value of Financial Instruments. FSP FAS 107-1 and APB 28-1 amends FASB 107 and APB Opinion No. 28, Interim Financial Reporting, to require disclosures about the fair value of financial instruments for interim reporting periods. FSP FAS 107-1 and APB 28-1 are effective for interim reporting periods ending after June 15, 2009. As FSP FAS 107-1 and APB 28-1, adopted on April 1, 2009, only require enhanced disclosures, they had no impact on the Company’s consolidated financial position, results of operation and cash flows.

In April 2009, the FASB issued FASB Staff Position No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (FSP FAS 157-4). FSP FAS 157-4 provides additional guidance in accordance with FASB No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability has significantly decreased. FSP FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009. The adoption of FSP FAS 157-4 on April 1, 2009 did not have a material impact on the Company’s consolidated financial statement disclosures.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”). SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. The provisions of SFAS 161 are effective for the fiscal years and interim periods beginning after November 15, 2008. The Company adopted SFAS 161 and updated its consolidated financial statement disclosures in accordance with SFAS 161. The adoption of SFAS 161 on January 1, 2009 did not have a material impact on the Company’s consolidated financial statement disclosures.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interest in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51, Consolidated Financial Statements (SFAS 160). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income (loss) attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes reporting requirements that identify and distinguish between the interest of the parent and the interest of the noncontrolling owners. SFAS 160 was effective for fiscal years and interim periods beginning after December 15, 2008. The adoption of SFAS 160 on January 1, 2009 did not have any impact on the Company’s consolidated financial statements.

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

Recently Issued Accounting Standards

In June 2009, the FASB issued Financial Accounting Standard No. 166, “Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140” (SFAS 166). SFAS 166 clarifies the information that an entity must provide in its financial statements surrounding a transfer of financial assets and the effect of the transfer on its financial position, financial performance, and cash flows. This Statement is effective as of the beginning of the annual period beginning after November 15, 2009. The Company is evaluating any potential impact of the adoption of SFAS 166 on the consolidated financial statements.

In June 2009, the FASB issued Financial Accounting Standard No. 167, “Amendments to FASB Interpretation No. 46(R)” (SFAS 167). SFAS 167 clarifies and improves financial reporting by entities involved with variable interest entities. This Statement is effective as of the beginning of the annual period beginning after November 15, 2009. The Company is evaluating any potential impact of the adoption of SFAS 167 on the consolidated financial statements.

In June 2009, the FASB issued Financial Accounting Standard No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162” (SFAS 168). In addition in June 2009, the FASB issued Accounting Standards Update No. 2009-01, “Topic 205 – Generally Accepted Accounting Principles - amendments based on Statement of Financial Accounting Standards No. 168 – The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles” (ASU 2009-1). Both FAS 168 and ASU 2009-1 recognize the FASB Accounting Standards CodificationTM as the source of authoritative U.S. generally accepted accounting principles to be utilized by nongovernmental entities. SFAS 168 and ASU 2009-1 are effective for interim and annual periods ending after September 15, 2009.

In December 2008, the FASB issued FASB Staff Position No. FAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets (FSP 132(R)-1). FSP 132(R)-1 provides guidance on a plan sponsor’s disclosures about plan assets of defined benefit pension and postretirement plans. Required disclosures include information about categories of plan assets, fair value measurements of plan assets, and significant concentrations of risk, as well as investment policies and strategies. FSP 132(R)-1 is effective for fiscal years ending after December 15, 2009. The Company is evaluating any potential impact of the adoption of FSP132(R)-1 on the consolidated financial statements.

Reclassification

For comparability, the 2008 financial statements reflect reclassifications where appropriate to conform to the financial statements presentation used in 2009. Certain amounts have been revised in the Consolidated Statement of Operations for the three and six months ended June 30, 2008 to correct the classification of the realized loss on derivative instruments by presenting it as “Loss on derivative instruments” instead of “Cost of sales.” As a result, the Company is presenting, in the Consolidated Statement of Operations for the three and six months ended June 30, 2008, ($1,277) and ($9,470), respectively, in Loss on derivative instruments that had previously been included in Cost of Sales. This revision resulted in a decrease in cost of sales and an increase in loss on derivative instruments of $1,277 for the three month period ended June 30, 2008 and $9,470 for the six month period ended June 30, 2008. The revision has no impact on the Company’s Consolidated Balance Sheets, Consolidated Statements of Cash Flows, or net loss on the Consolidated Statements of Operations for the periods presented.

3. Liquidity

The Company has incurred significant losses in the past three years as a result of unfavorable contracts, commodity pricing pressures, volume and liquidity issues which have had a negative impact on cash flows. During 2008 and the first six months of 2009, management took active steps to improve its contracts, improve productivity, reduce costs and implement new machinery to expand product offerings to include wider coil to supply the 14-out market. Management believes these investments will strengthen their competitive position by increasing capacity and product offerings and reducing operating costs while maintaining industry-leading quality standards. The market for the Company’s products remains quite competitive and management does not foresee a climate for substantial price increases through the remainder of 2009. The Company believes there are an unusually large number of long-term industry-wide can sheet contracts which expire at the end of 2009 affecting a substantial portion of the domestic can sheet market. Given the recent history of substantial industry losses by can sheet makers, the Company believes there is opportunity for substantial price increases to occur in new contracts and in this contract renewal process for can sheet volume beginning in 2010. There can be no assurance as to whether the Company will receive these price increases. The Company’s revolving and secured credit facility matures on May 5, 2010. The Company is working with lenders to negotiate an extension to the term of the facility.

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

4. Inventories

Inventories consisted of the following:

	June 30, 2009	December 31, 2008
Manufacturing inventories:
Raw materials	$245,323	$146,619
Work in progress	42,360	37,791
Finished goods	11,588	29,893
LIFO reserve	(34,208)	(34,208)

Total manufacturing inventories	265,063	180,095
Supplies inventory	20,464	19,800

Total inventories	$285,527	$199,895

Manufacturing inventories for Wise Alloys are stated at the lower of cost or market based on the last-in, first-out (LIFO) method. If the first-in, first-out (FIFO) method had been used at June 30, 2009 and December 31, 2008, inventories would have been approximately $34,208 higher. An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Interim LIFO calculations must necessarily be based on management’s estimates of expected year-end inventory levels and costs dependent upon prevailing aluminum costs and other factors which are beyond management’s control. Accordingly, management’s estimates of the effects of LIFO calculations on inventories and costs of sales are subject to change prior to the year-end calculation. Inventories at Wise Recycling are stated at the lower of cost or market based on the first-in, first-out (FIFO) method.

5. Financing Arrangements

Debt consisted of the following:

	June 30, 2009	December 31, 2008
Revolving and secured credit facility	$196,786	$167,765
Senior 10.25% notes due 2012	150,000	150,000
Other notes payable	29,207	30,903

	375,993	348,668
Less current portion	(224,060)	(172,051)

	$151,933	$176,617

Revolving and secured credit facility

At June 30, 2009, the Company had drawn $196,786 on the revolving and secured credit facility. In addition, the Company had approximately $1,023 of outstanding letters of credit against the $274,000 revolving credit line which was reduced on April 30, 2009 from $300,000 with Amendment No. 16. The applicable interest rates for the remaining commitment under the revolving credit facility will range either from 1.25%—1.75% over the prime interest rate or 3.50%—4.00% over the LIBOR rate, as determined by the Agent, and will be based upon the Adjusted EBITDA (defined in the revolving credit agreement as earnings before income taxes, interest expense and fees, net, and depreciation and amortization, adjusted to exclude early extinguishment of debt, income from affiliate, nonrecurring charges, severance charges and credits, LIFO adjustments, cumulative effect of change in accounting principle and mark-to-market adjustment for contracts under SFAS No. 133) of the Company for the immediately preceding two (2), three (3) or four (4) fiscal quarter periods. The prime rate at June 30, 2009 was 3.25% and LIBOR was 1.61%. As of December 31, 2008 and June 30, 2009, the Company was in compliance with the financial covenants related to the revolving credit facility. The Company was in compliance with the minimum availability covenant and therefore was not required to meet the capital expenditure covenant. A minimum availability covenant was in place for the 2009 first quarter until Amendment No. 16 was executed on April 30, 2009. The minimum availability was set at $20,000 which was reduced to $15,000 and then $10,000 all within the first quarter. A minimum availability level of $10 million resulting from provisions in Amendment 16 was set on May 15, 2009 and remains in place indefinitely. The facility is due to expire on May 5, 2010. We are working with lenders to negotiate an extension of the term of the agreement. There can be no assurance that we will reach agreement for a new facility on satisfactory terms or at all. If we are not able to successfully negotiate a new facility prior to termination of the current facility, the Company will seek alternative sources of funding. However, there can be no assurance that we will be able to do so and the inability to do so could have a material adverse impact on our business, assets and ability to fund our liquidity needs. The facility is considered short term based on maturity in addition to the use of a lockbox as well as material adverse effect language within the agreement. The Company’s ability to borrow the full available amount of the credit facility is limited by the available borrowing base under the revolving credit facility as determined based on a borrowing base formula which relates to the collateral value of trade receivables and inventory on a basis approximating the lower of current cost (on a FIFO basis) or fair market value. This borrowing base is then compared to the outstanding loan balance (including outstanding letters of credit) to determine a net amount available for additional borrowings (“Availability”). Availability as calculated under the revolving credit agreement at June 30, 2009 was $31,801 subject to the minimum availability level discussed above. In addition, any default under the revolving and secured credit facility or agreements governing other indebtedness could lead to an acceleration of debt under other debt instruments that contain cross acceleration or cross default provisions. In connection with Amendment No. 15, the Company also granted the Retirement Systems of Alabama (the “RSA”) a 4% membership interest in the Company and granted those members of the Company’s management board appointed by the RSA approval rights over certain matters. The 4% member interest was recorded separately as an increase in Members’ Deficit with the remaining proceeds from the debt issuance recorded as borrowings under the revolving and secured credit facility. This resulted in a debt discount of $654 which will be accreted over the life of the loan.

On April 30, 2009, the Company entered into an Amendment No. 16 to its revolving and secured credit facility (“Amendment No. 16”). Under Amendment No. 16, the RSA pre-funded an additional $46,000 (the “Amendment No. 16 Commitment” and together with the Amendment No. 15 Commitment, the “Tranche D Commitment”) under the revolving credit facility. The interest rate on the Amendment No. 16 Commitment is fixed at 10%. The Amendment No. 16 Commitment was used to pay down the commitments of the existing revolving lenders, including the RSA in its capacity as a revolving lender and the RSA’s Tranche B Commitment was terminated. The RSA’s Tranche D Commitment will remain outstanding without regard to any changes to the Company’s borrowing base applicable to the revolving loans and will be repaid upon maturity of the revolving credit facility and after the commitments of the revolving lenders and the Tranche C Lender have been repaid.

Senior notes

The Company issued $150,000 in senior notes which are due in 2012. The notes bear a 10.25% interest rate payable bi-annually on May 15 and November 15. Total financing costs associated with the issuance of the senior secured notes were $8,200 and are included on the balance sheet as other long term assets. On August 20, 2009, the Company received a Notice of Default from the Trustee under the Indenture for failure to timely file its quarterly report on Form 10-Q for the quarter ended June 30, 2009. Such Default will not become an Event of Default under the Indenture so long as the Company files its June 30, 2009 Form 10-Q by October 3, 2009.

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

Other notes payable and capital lease obligations

On November 13, 2006, the Company executed a sale-financing agreement on certain pieces of production equipment with the RSA in the amount of $29,900. The agreement provided the Company with an initial funding of $14,950 to be followed by an additional $14,950 which became available on December 1, 2006 and the Company drew down on January 3, 2007. The agreement qualifies as a capital lease and has a three-year term with a fixed interest rate of 10.7%. On April 25, 2008, this agreement was amended to extend the term to May 5, 2010, to increase the note balance by $4,000 and to increase the interest rate to 13.7%. The note is classified as “Current portion of long-term debt and capital lease obligation” on the Company’s consolidated balance sheet at June 30, 2009 and “Term loans and capital lease obligations less current portion” at December 31, 2008. In conjunction with the amended lease, the Company and the RSA entered into a fee letter agreement which requires the Company to pay the RSA certain deferred commitment, closing and consulting fees on a monthly basis which, together with the increased interest rate under the amended lease, will ensure that the rate of return for the outstanding RSA commitment under the revolving credit facility equals 8.5%. As part of Amendment No. 16 to the revolving and secured credit facility, the terms of the April 25, 2008 fee letter were rescinded and the interest rate was reset to 10.7%.

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

During the first quarter of 2008, the Company elected to make a change in the manner in which it recognizes unrealized gains or losses associated with its benefit plans. Specifically, the accounting changed from the standard recognition methodology under SFAS 106 and SFAS 87, which is recognizing the net gain or loss that exceeds 10% of the greater of the accumulated postretirement benefit obligation or the market-related value of plan assets, to a methodology of fully recognizing any gain or loss in excess of 45% of the greater of (1) Accumulated Post-Retirement Benefit Obligation (“APBO”) and (2) market value of assets (“MVA”) and recognizing any gain or loss between 10% – 45% of the greater of (1) APBO and (2) MVA over the remaining service period. The Company made this change because the immediate recognition of the unrecognized gain appears to more closely resemble the actuarial equivalent of what will ultimately be paid/expensed in future periods.

As a result of the change in accounting principle, $3,178 of the $4,180 unrealized gain was recognized in the statement of operations in cost of sales and $531 was an adjustment to retained earnings in the first quarter of 2008 in connection with the adoption of the “one measurement” approach described below. The Company also considered the impact of the accounting change on prior years and noted that there was no impact that would require retrospective adjustment of prior years’ financial statements.

The 2009 and 2008 amounts shown below reflect the defined benefit pension and other postretirement benefit expense for the three and six month periods ended June 30 for each year:

	Three months ended June 30				Six months ended June 30
	Pension Benefits		Other Post Retirement Benefits		Pension Benefits		Other Post Retirement Benefits
	2009	2008	2009	2008	2009	2008	2009	2008
Service cost	$—	$34	$69	$59	$—	$68	$138	$118
Interest cost	343	312	48	39	686	624	95	78
Expected return on plan assets	(276)	(412)	—	—	(551)	(824)	—	—
Net loss (gain) recognition	554	—	(11)	(12)	1,108	—	(22)	(12)
Immediate recognition of actuarial gain	—	—	—	—	—	—	—	(3,190)

Net periodic benefit cost	$621	$(66)	$106	$86	$1,243	$(132)	$211	$(3,006)

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

In conjunction with the transaction, deferred financing fees were incurred in the amount of $1,083 of which the amortization of those fees was $39 and $54 for the three months ended June 30, 2009 and 2008, respectively and $77 and $108 for the six months ended June 30, 2009 and 2008, respectively. As of June 30, 2009 and December 31, 2008, total accumulated PIK interest on the $75,000 cumulative-convertible preferred membership interest was $13,688 and $9,563, respectively. As of June 30, 2009 and December 31, 2008, unamortized deferred financing fees in the amount of $812 and $890, respectively, are included as an offset to the total liquidation preference of $75,000 preferred membership interest and $13,688 and $9,563, respectively, of accumulated PIK interest classified as “mezzanine equity” on the consolidated balance sheet.

Total liquidation preference as of June 30, 2009 is $88,688 and total accretion of redeemable preferred membership interest for the three and six months ended June 30, 2009 was $2,101 and $4,202, respectively, which increases the net loss attributable to common members. In the event of any liquidation, dissolution or winding up of the Company, the preferred members are entitled to receive distributions before any distributions to the members.

8. Commitments and Contingencies

The Company is a defendant in an action brought by Merrill Lynch, Pierce, Fenner & Smith Incorporated pending in the New York Supreme Court, County of New York. In this action, Merrill Lynch seeks $900 for out-of-pocket costs and expenses allegedly incurred pursuant to a letter agreement between Wise Metals and Merrill Lynch dated January 31, 2002, in which Merrill Lynch alleges that Wise Metals agreed to reimburse Merrill Lynch for such costs and expenses. Wise Metals has hired counsel and is vigorously contesting this lawsuit and believes it has meritorious defenses. Wise Metals has filed an answer to the complaint denying the material allegations and alleging several affirmative defenses and counterclaims which exceed in amount the sum sought by Merrill Lynch. Merrill Lynch moved to dismiss the Wise Metals’ counterclaims and by an order dated December 30, 2004, the Court granted this motion, dismissed the counterclaims and permitted Wise Metals to replead two of the counterclaims. Wise Metals appealed, which resulted in a reversal reinstating the dismissed counterclaims. Merrill Lynch has replied to the counterclaims. The action is proceeding and is presently in the discovery stages. The Company believes that it is not currently possible to estimate the ultimate outcome of this litigation. As a result, no expense for any potential adverse outcome of this matter has been recorded in the consolidated financial statements.

In connection with our acquisition of the Listerhill facility in 1999, a consultant performed a soil and groundwater investigation (“Phase II Report”) to identify any environmental issues at the various plants that comprise the Listerhill facility. That Phase II Report identified certain on-site environmental areas of concern that may potentially require investigation or remediation and provided a then-present value estimate of approximately $18,000 to address them. Pursuant to the Listerhill facility purchase agreement, the prior owner of the Listerhill facility, Reynolds, now Alcoa, is required to perform the work necessary and to indemnify the Company against the environmental matters required by applicable law to be addressed that are identified in the Phase II Report and any other such environmental liabilities attributable to Reynolds that were identified on or before March 31, 2004 subject to certain limitations. Alcoa disagrees with the cost estimates contained in the Phase II Report and has stated that it estimates that the environmental issues identified in the Phase II Report will cost less than $18,000 to remediate. Although Alcoa has conducted some on-site environmental investigations and sampling and has submitted reports to the Alabama Department of Environmental Management (“ADEM”) regarding most of the on-site areas of concern, and it has commenced cleanup activities with respect to some of the areas of concern, Alcoa has not yet commenced cleanup activities with respect to some of the areas of concern.

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

The Company is a defendant in an action brought by M&A Capital, LLC (M&A). In a suit dated May 8, 2008, M&A is seeking payment of fees in the amount of $1,400 related to a financial advisory engagement. Wise Metals has hired counsel and is vigorously contesting this lawsuit and believes it has meritorious defenses. The Company has accrued for this contingency and, accordingly, the ultimate resolution of these matters is not expected to have a material adverse effect on the Company’s consolidated financial statements.

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

The Company is subject to certain monthly purchase commitments for raw materials. The amount of inventory under this commitment not yet received was $226,471 and $118,188 as of June 30, 2009 and December 31, 2008, respectively.

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

Substantially all of our revenues and assets are attributed to or are located in the United States. During the first six months of 2009, approximately 90% of revenues were from domestic sources and approximately 10% were international (Middle East). The Company evaluates segment performance based on profit or loss from operations before corporate general and administrative expenses, LIFO adjustments, and mark-to-market adjustments for derivative contracts under SFAS 133. The accounting policies of the segments are the same as those described in the significant accounting policies.

We have concluded that both TMC and AEM are not reportable segments because they are not significant to our consolidated operations and represent less than 10% of our revenues and their absolute profits or losses represent less than 10% of our absolute profit or loss for the three and six months ended June 30, 2009 and 2008. Additionally, TMC’s and AEM’s assets were less than 10% of the combined assets of our operating segments as of December 31, 2008 and June 30, 2009. Financial information about TMC and AEM are included in the “Other” caption in the tables below.

The following table sets forth information on the Company’s reportable segments:

	Three Months Ended		Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Net Sales
Alloys	$146,726	$298,338	$294,797	$573,378
Recycling – (Note 1)	13,739	51,009	22,339	91,074
Other	1,136	656	2,270	1,214

Net sales	$161,601	$350,003	$319,406	$665,666

Segment profit (loss)
Alloys	$(5,696)	$11,183	$(32,503)	$31,889
Recycling – (Note 1)	331	3,365	(725)	5,493

Segment profit (loss)	(5,365)	14,548	(33,228)	37,382
LIFO adjustments	—	(10,000)	—	(17,500)
Loss on derivative instrument attributable to Alloys	(33)	(1,283)	(170)	(13,693)
Corporate and other undistributed expenses, net	(12,175)	(11,666)	(22,845)	(22,877)

Net loss	$(17,573)	$(8,401)	$(56,243)	$(16,688)

Note 1: The Company has eliminated all intercompany sales and cost of sales associated with transfers of recycled aluminum from Recycling to Alloys. Recycling transfers aluminum to Alloys at market value and recognizes profit only when the sale to the end consumer is completed. Recycling transferred aluminum to Alloys with a cost of $8,035 and $19,671 for the three month periods ended June 30, 2009 and 2008, respectively and with a cost of $15,213 and $32,785 for the six month periods ended June 30, 2009 and 2008, respectively.

	As of
	June 30, 2009	December 31, 2008
Total Assets
Alloys	$432,615	$349,337
Recycling	35,025	35,558
Corporate and other	14,333	8,443

Total assets	$481,973	$393,338

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Depreciation and Amortization
Alloys	$3,486	$3,382	$7,077	$6,656
Recycling	195	177	389	353
Corporate and other	84	39	159	43

Total depreciation and amortization	$3,765	$3,598	$7,625	$7,052

	Six months ended June 30,
	2009	2008
Capital Expenditures
Alloys	$4,413	$8,492
Recycling	79	599
Corporate and other	186	431

Total capital expenditures	$4,678	$9,522

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Recently Adopted Accounting Standards

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 establishes accounting and reporting standards for events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In addition, SFAS 165 requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for selecting that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. SFAS 165 was effective for fiscal years and interim periods ending after June 15, 2009. The adoption of SFAS 165 on April 1, 2009 did not have a material impact on the Company’s consolidated financial statements. The Company has performed an evaluation of subsequent events through August 28, 2009, which is the day the financial statements were issued.

In April 2009, the FASB issued FASB Staff Position No. 107-1 (FSP FAS 107-1) and Accounting Principles Board (“APB”) Opinion 28-1 (APB 28-1), Interim Disclosures about Fair Value of Financial Instruments. FSP FAS 107-1 and APB 28-1 amends FASB 107 and APB Opinion No. 28, Interim Financial Reporting, to require disclosures about the fair value of financial instruments for interim reporting periods. FSP FAS 107-1 and APB 28-1 are effective for interim reporting periods ending after June 15, 2009. As FSP FAS 107-1 and APB 28-1, adopted on April 1, 2009, only require enhanced disclosures, they had no impact on the Company’s consolidated financial position, results of operation and cash flows.

In April 2009, the FASB issued FASB Staff Position No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (FSP FAS 157-4). FSP FAS 157-4 provides additional guidance in accordance with FASB No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability has significantly decreased. FSP FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009. The adoption of FSP FAS 157-4 on April 1, 2009 did not have a material impact on the Company’s consolidated financial statement disclosures.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”). SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. The provisions of SFAS 161 are effective for the fiscal years and interim periods beginning after November 15, 2008. The Company adopted SFAS 161 and updated its consolidated financial statement disclosures in accordance with SFAS 161. The adoption of SFAS 161 on January 1, 2009 did not have a material impact on the Company’s consolidated financial statement disclosures.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interest in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51, Consolidated Financial Statements (SFAS 160). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income (loss) attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes reporting requirements that identify and distinguish between the interest of the parent and the interest of the noncontrolling owners. SFAS 160 was effective for fiscal years and interim periods beginning after December 15, 2008. The adoption of SFAS 160 on January 1, 2009 did not have any impact on the Company’s consolidated financial statements.

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

Recently Issued Accounting Standards

In June 2009, the FASB issued Financial Accounting Standard No. 166, “Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140” (SFAS 166). SFAS 166 clarifies the information that an entity must provide in its financial statements surrounding a transfer of financial assets and the effect of the transfer on its financial position, financial performance, and cash flows. This Statement is effective as of the beginning of the annual period beginning after November 15, 2009. The Company is evaluating any potential impact of the adoption of SFAS 166 on the consolidated financial statements.

In June 2009, the FASB issued Financial Accounting Standard No. 167, “Amendments to FASB Interpretation No. 46(R)” (FAS 167). FAS 167 clarifies and improves financial reporting by entities involved with variable interest entities. This Statement is effective as of the beginning of the annual period beginning after November 15, 2009. The Company is evaluating any potential impact of the adoption of SFAS 167 on the consolidated financial statements.

In June 2009, the FASB issued Financial Accounting Standard No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162” (SFAS 168). In addition in June 2009, the FASB issued Accounting Standards Update No. 2009-01, “Topic 205 – Generally Accepted Accounting Principles - amendments based on Statement of Financial Accounting Standards No. 168 – The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles” (ASU 2009-1). Both SFAS 168 and ASU 2009-1 recognize the FASB Accounting Standards CodificationTM as the source of authoritative U.S. generally accepted accounting principles to be utilized by nongovernmental entities. FAS 168 and ASU 2009-1 are effective for interim and annual periods ending after September 15, 2009.

In December 2008, the FASB issued FASB Staff Position No. FAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets (FSP 132(R)-1). FSP 132(R)-1 provides guidance on a plan sponsor’s disclosures about plan assets of defined benefit pension and postretirement plans. Required disclosures include information about categories of plan assets, fair value measurements of plan assets, and significant concentrations of risk, as well as investment policies and strategies. FSP 132(R)-1 is effective for fiscal years ending after December 15, 2009. The Company is evaluating any potential impact of the adoption of FSP132(R)-1 on the consolidated financial statements.

Operating Results

Three months ended June 30, 2009 and 2008

Sales. Consolidated sales decreased from $350.0 million in the three months ended June 30, 2008 to $161.6 million in the comparable period in 2009, a decrease of $188.4 million or 54% due to reduced volume and market pricing offset by negotiated price improvements. The Company has and will continue to negotiate price improvements to cover changes in input costs. The decrease in sales also resulted from lower shipments which decreased from 227.7 million pounds in the three months ended June 30, 2008 to 161.7 million pounds in the second quarter of 2009, a reduction of 29%. Metal prices decreased 48% from an average of $1.38 per pound in the second quarter of 2008 to $0.72 per pound in the second quarter of 2009.

Wise Alloys sales decreased from $298.3 million in the three months ended June 30, 2008 to $146.7 million in the comparable period in 2009, a decrease of $151.6 million or 51% due to reduced volume and decreased cost of aluminum pass through and other inputs offset by negotiated price improvements. Second quarter shipments decreased from 162.1 million pounds in the three months ended June 30, 2008 to 121.4 million pounds in the second quarter of 2009, a decrease of 40.7 million pounds or 25% due to decreased demand.

Wise Recycling sales to third parties decreased from $51.0 million in the three months ended June 30, 2008 to $13.7 million in the comparable period in 2009, a decrease of $37.3 million or 73%. Shipments by Wise Recycling to third parties decreased approximately 39% for the second quarter of 2009 over the second quarter of 2008 due to lower recycling activity caused in part by reduced production levels at our industrial sources which supply various scrap products as well as lower off the street scrap purchases.

Cost of Sales. Consolidated cost of sales decreased from $344.7 million in the three months ended June 30, 2008, to $167.2 million in the comparable period in 2009, a decrease of $177.5 million or 51%. The decrease in consolidated cost of sales was primarily due to the decrease in metal pricing as well as decreased shipments and input costs.

Wise Alloys cost of sales decreased from $295.7 million in the three months ended June 30, 2008 to $152.4 million in the comparable period in 2009, a decrease of $143.3 million or 48%. Metal costs, representing 73% of Alloys cost of sales in the second quarter of 2008 and 54% in the second quarter of 2009, decreased from $215.5 million in the second quarter of 2008 to $81.7 million in the second quarter of 2009, a decrease of $133.8 million or 62%. The decrease is attributable to the 25% decrease in Alloys shipments and lower metal prices which decreased 48% from an average of $1.38 per pound in the second quarter of 2008 to $0.72 per pound in the second quarter of 2009.

Wise Recycling cost of sales associated with third party sales decreased from $47.1 million in the three months ended June 30, 2008 to $13.7 million in the comparable period in 2009, a decrease of $33.4 million or 71%. The decrease is attributable to the 39% decrease in Recycling shipments and lower metal prices.

Selling, General and Administrative. Selling, general and administrative expense increased from $2.8 million in the second quarter of 2008 to $3.1 million in the second quarter of 2009.

Interest Expense and Fees. Interest expense and fees decreased from $9.6 million in the second quarter of 2008 to $8.9 million in the second quarter of 2009. The decrease was due in part to lower working capital needs caused by lower metal prices as well as a decrease in the underlying LIBOR rate.

Loss on derivative instruments. The loss on derivative instruments is comprised of a realized loss of $1.3 million for the second quarter of 2008 and no material gains or losses for the second quarter of 2009.

Six months ended June 30, 2009 and 2008

Sales. Consolidated sales decreased from $665.7 million in the six months ended June 30, 2008, to $319.4 million in the comparable period in 2009, a decrease of $346.3 million or 52% due to reduced volume and market pricing offset by negotiated price improvements. The Company has and will continue to negotiate price improvements to cover changes in input costs. The decrease in sales also resulted from lower shipments which decreased from 436.5 million pounds in the six months ended June 30, 2008 to 311.9 million pounds in the first half of 2009 a reduction of 29%. Metal prices decreased 48% from an average of $1.33 per pound in the first half of 2008 to $0.69 per pound in the first half of 2009.

Wise Alloys sales decreased from $573.4 million in the six months ended June 30, 2008, to $294.8 million in the comparable period in 2009, a decrease of $278.6 million or 49% due to reduced volume and decreased cost of aluminum pass through and other inputs offset by negotiated price improvements. First half shipments decreased from 322.3 million pounds in the six months ended June 30, 2008 to 243.4 million pounds in the first half of 2009, a decrease of 78.9 million pounds or 24% due to decreased demand.

Wise Recycling sales to third parties decreased from $91.1 million in the six months ended June 30, 2008 to $22.3 million in the comparable period in 2009, a decrease of $68.8 million or 76%. Shipments by Wise Recycling to third parties decreased approximately 40% for the first half of 2009 over the first half of 2008 due to lower recycling activity caused in part by reduced production levels at our industrial sources which supply various scrap products as well as lower off the street scrap purchases.

Cost of Sales. Consolidated cost of sales decreased from $644.6 million in the six months ended June 30, 2008, to $352.3 million in the comparable period in 2009, a decrease of $292.3 million or 45%. The decrease in consolidated cost of sales was primarily due to the decrease in metal pricing as well as decreased shipments and input costs.

Wise Alloys cost of sales decreased from $549.2 million in the six months ended June 30, 2008 to $327.3 million in the comparable period in 2009, a decrease of $221.9 million or 40%. Metal costs, representing 73% of Alloys cost of sales in the first half of 2008 and 58% in the first half of 2009, decreased from $403.6 million in the first half of 2008 to $190.2 million in the first half of 2009, a decrease of $213.4 million or 53%. The decrease is attributable to the 24% decrease in Alloys shipments and lower metal prices which decreased 48% from an average of $1.33 per pound in the first half of 2008 to $0.69 per pound in the first half of 2009.

Wise Recycling cost of sales associated with third party sales decreased from $84.6 million in the comparable period in 2009 to $23.0 million in the six months ended June 30, 2009, a decrease of $61.6 million or 73%. The decrease is attributable to the 40% decrease in Recycling shipments and lower metal prices.

Selling, General and Administrative. Selling, general and administrative expense increased from $5.7 million in the first half of 2008 to $5.9 million in the first half of 2009.

Interest Expense and Fees. Interest expense and fees decreased from $18.3 million in the first half of 2008 to $17.3 million in the first half of 2009. The decrease was due in part to lower working capital needs caused by lower metal prices as well as a decrease in the underlying LIBOR rate.

Loss on derivative instruments. The gain (loss) on derivative instruments is comprised of a realized loss of $9.5 million and an unrealized loss of $4.2 million for the first half of 2008 and a realized gain of $1.1 million and an unrealized loss of $1.2 million for the first half of 2009.

Liquidity and Capital Resources

The Company has incurred significant losses in the past three years as a result of unfavorable contracts, commodity pricing pressures and liquidity issues which have had a negative impact on cash flows. During 2008 and the first six months of 2009, management took active steps to improve its contracts, improve productivity, reduce costs and implement new machinery to expand product offerings to include wider coil to supply the 14-out market. Management believes these investments will strengthen their competitive position by increasing capacity and product offerings and reducing operating costs while maintaining industry-leading quality standards. The market for the Company’s products remains quite competitive and management does not foresee a climate for substantial price increases through the remainder of 2009. The Company believes there are an unusually large number of long-term industry-wide can sheet contracts which expire at the end of 2009 affecting a substantial portion of the domestic can sheet market. Given the recent history of substantial industry losses by can sheet makers, the Company believes there is opportunity for substantial price increases to occur in new contracts and in this contract renewal process for can sheet volume beginning in 2010. There can be no assurance as to whether the Company will receive these price increases.

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

The following discusses material changes in our liquidity and capital resources in the six months ended June 30, 2009.

At June 30, 2009, the Company had drawn $196.8 million on the revolving and secured credit facility. In addition, the Company had approximately $1 million of outstanding letters of credit against the $274 million revolving credit line which was reduced on April 30, 2009 from $300 million with Amendment No. 16. Availability as calculated under the revolving and secured credit facility at June 30, 2009 was $31.8 million subject to the minimum availability level discussed below. Should commodity prices increase significantly or should the Company need to increase working capital levels to accommodate increased sales levels, borrowings under the facility can increase to as high as the maximum level under the agreement of $274 million as of April 30, 2009, subject to borrowing base limitations. The applicable interest rates for the loan are either from 1.25%—1.75% over the prime interest rate or 3.50%—4.00% over the LIBOR rate, and are based upon the Adjusted EBITDA of the Company for the immediately preceding two (2), three (3) or four (4) fiscal quarter periods. The term of the revolving and secured credit facility is May 5, 2010. We are working with lenders to negotiate an extension of the term of the agreement. There can be no assurance that we will reach agreement for a new facility on satisfactory terms or at all. If we are not able to successfully negotiate a new facility prior to termination of the current facility, the Company will seek alternative sources of funding. However, there can be no assurance that we will be able to do so and the inability to do so could have a material adverse impact on our business, assets and ability to fund our liquidity needs. Our ability to borrow the full available amount of our revolving and secured credit facility is limited by the available borrowing base under the revolving credit facility as determined based on a borrowing base formula which relates to the collateral value of trade receivables and inventory on a basis approximating the lower of current cost (on a first-in-first-out or FIFO basis) or fair market value. This borrowing base is then compared to the outstanding loan balance (including outstanding letters of credit) to determine a net amount available for additional borrowings (“Availability”). A minimum availability covenant of $10 million was in place for 2009. The Company was in compliance with the minimum availability covenant and therefore was not required to meet the capital expenditure covenant. Our revolving and secured credit facility and indenture agreement contain restrictive covenants. These covenants may constrain our activities and limit our operational and financial flexibility. The failure to comply with these covenants could result in an event of default, which, if not cured or waived, could have a material adverse effect on our business, financial condition, and results of operations. The facility is considered short term due to the use of a lockbox as well as material adverse effect language within the agreement. The terms of the revolving and secured credit facility permit us to enter into various forms of additional financing with varying amounts. See Note 5 of the Notes to the Condensed Consolidated Financial Statements above for further discussion. Furthermore, we frequently offer cash discounts for early payment against receivables from our major can sheet customers which can also increase overall liquidity.

If we do not comply with the restrictions contained in our revolving and secured credit facility, the indenture and other agreements governing our indebtedness, we could be in default under those agreements, and the debt under those instruments, together with accrued interest, could then be declared immediately due and payable. If we default under our revolving and secured credit facility, the lenders could cause all of our outstanding debt obligations under our revolving and secured credit facility to become due and payable, require us to apply all of our cash to repay the indebtedness or prevent us from making debt service payments on any other indebtedness we owe. In addition, any default under our senior secured credit facility or agreements governing our other indebtedness could lead to an acceleration of debt under other debt instruments that contain cross-acceleration or cross-default provisions. If the indebtedness under our senior secured credit facility and indenture is accelerated, we may have to seek other sources of financing or otherwise may not have sufficient assets to repay amounts due under our revolving and secured credit facility, our senior secured notes or under other debt securities then outstanding. Our ability to comply with these provisions of our revolving and secured credit facility, the indenture and other agreements governing our other indebtedness may be affected by changes in economic or business conditions or other events beyond our control. The fair value of the Company’s debt at June 30, 2009 was $342.0 million compared to $305.7 million at December 31, 2008 due mostly to the increased borrowings under the revolving line of credit.

Our liquidity has been directly impacted by aluminum prices which have increased steadily and dramatically since 2002 through the first half of 2008. Average aluminum prices in 2002 were $0.65 per pound and had risen over 86% to an average of $1.21 per pound in 2008. These price increases impacted our working capital requirements during 2008 resulting in higher outstanding debt supported by higher levels of receivables and inventory. The impact lessened somewhat during the second half of 2008 as the average price dropped to $1.09 per pound for that period and averaged $0.89 per pound during the fourth quarter of 2008. Further price decreases occurred during 2009 as the average price for the first half of 2009 was $0.69 per pound. Our liquidity could also be hampered if we incurred significant unexpected increases in necessary capital expenditures. Significant increases in volumes could also impact our liquidity. See Item 1A, “Risk Factors” in our annual report on Form 10-K, for the year ended December 31, 2008, filed on May 29, 2009, for certain circumstances that could adversely affect our liquidity. Decreased sales or lower margins could have a material adverse effect on our liquidity.

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

Six months ended June 30, 2009 and 2008

Operating Activities. During the six months ended June 30, 2009, net cash used in operating activities was $22.2 million, compared to net cash used in operating activities of $84.3 million during the six months ended June 30, 2008. Fluctuations in cash provided by and used in operating activities are subject to changing working capital requirements especially for accounts receivable and inventory. Non-cash items in 2008 included a $3.2 million gain for a change in accounting principle related to a change in the manner in which the Company recognizes unrealized gains or losses associated with its benefit plans as well as a $17.5 million adjustment to the LIFO provision. Net loss increased from $16.7 million in the first six months of 2008 to $56.2 million in the first six months of 2009, an increase of $39.5 million. In the first six months of 2008, receivables increased from $77.5 million at December 31, 2007, to $165.0 million at June 30, 2008, an increase of $87.5 million. The receivables increase was due mostly to increased orders in the first six months of 2008 including a significant increase in foreign shipments with longer terms. This also contributed to a $61.6 million increase in inventory from December 31, 2007 to June 30, 2008. Accounts payable increased $79.4 million from December 31, 2007 to June 30, 2008 resulting from increased inventory requirements and increase raw material pricing. In the first six months of 2009, receivables increased from $72.4 million at December 31, 2008, to $80.3 million at June 30, 2009, an increase of $7.9 million. This increase is primarily a result of timing. The payments by our customers are made at periodic times during the week and month, not every day, nor exactly in 30 days, so the balance in receivables can fluctuate significantly at the end of a quarter depending on the timing of receiving payments. Inventories increased from $199.9 million at December 31, 2008, to $285.5 million at June 30, 2009, an increase of $85.4 million due to anticipated increases in sales volumes in the second half of the year. Accounts payable increased $115.2 million from December 31, 2008 to June 30, 2009 resulting from a higher level of purchasing ahead of increased 2009 sales commitments, timing and extended vendor terms.

Investing Activities. In the six months ended June 30, 2009, our capital expenditures were $4.7 million, compared to $9.5 million during the same period in 2008. Both six month periods included some significant projects leading to relatively higher expenditures including planned furnace rebuilds. The Company is continuing the next step in a program to further diversify industry product offerings by adding increased width to its aluminum can-stock capabilities. The results of this phase will extend the width of Wise Alloys can stock from 60 inches to 72 inches and have begun production in the second half of 2009. This project will allow Wise Alloys’ can-sheet product to also become available to beverage-can producers that use “14 and 15 out” extended-width cupping presses in their manufacturing process.

Financing Activities. Net cash provided by financing activities was $27.3 million in the six months ended June 30, 2009, compared to net cash provided by financing activities of $94.1 million in the first six months of 2008. The decrease in the net cash provided financing activities was related to the reduction of borrowings under the revolving line of credit due to reduced working capital needs reflecting lower aluminum prices in the first six months of 2009 which decreased from an average of $1.33 per pound in the first six months of 2008 to an average of $0.69 per pound in the first six months of 2009.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See Item 7A of the Company’s Annual Report on Form 10-K, for the year ended December 31, 2008, filed on May 29, 2009. There have been no significant changes to market risk.

ITEM 4T.	CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures

As of June 30, 2009, our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), has conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Securities Exchange Act Rule 13a-15(e), as amended). Based on the evaluation, our CEO and CFO concluded that our disclosure controls and procedures as of June 30, 2009 were not effective because of a material weakness in internal control over financial reporting described below.

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

(d) Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the second fiscal quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The Company is a defendant in an action brought by Merrill Lynch, Pierce, Fenner & Smith Incorporated pending in the New York Supreme Court, County of New York. In this action, Merrill Lynch seeks $900 for out-of-pocket costs and expenses allegedly incurred pursuant to a letter agreement between Wise Metals and Merrill Lynch dated January 31, 2002, in which Merrill Lynch alleges that Wise Metals agreed to reimburse Merrill Lynch for such costs and expenses. Wise Metals has hired counsel and is vigorously contesting this lawsuit and believes it has meritorious defenses. Wise Metals has filed an answer to the complaint denying the material allegations and alleging several affirmative defenses and counterclaims which exceed in amount the sum sought by Merrill Lynch. Merrill Lynch moved to dismiss the Wise Metals’ counterclaims and by an order dated December 30, 2004, the Court granted this motion, dismissed the counterclaims and permitted Wise Metals to replead two of the counterclaims. Wise Metals appealed, which resulted in a reversal reinstating the dismissed counterclaims. Merrill Lynch has replied to the counterclaims. The action is proceeding and is presently in the discovery stages. The Company believes that it is not currently possible to estimate the ultimate outcome of this litigation. As a result, no expense for any potential adverse outcome of this matter has been recorded in the consolidated financial statements.

In connection with our acquisition of the Listerhill facility in 1999, a consultant performed a soil and groundwater investigation (“Phase II Report”) to identify any environmental issues at the various plants that comprise the Listerhill facility. That Phase II Report identified certain on-site environmental areas of concern that may potentially require investigation or remediation and provided a then-present value estimate of approximately $18,000 to address them. Pursuant to the Listerhill facility purchase agreement, the prior owner of the Listerhill facility, Reynolds, now Alcoa, is required to perform the work necessary and to indemnify the Company against the environmental matters required by applicable law to be addressed that are identified in the Phase II Report and any other such environmental liabilities attributable to Reynolds that were identified on or before March 31, 2004 subject to certain limitations. Alcoa disagrees with the cost estimates contained in the Phase II Report and has stated that it estimates that the environmental issues identified in the Phase II Report will cost less than $18,000 to remediate. Although Alcoa has conducted some on-site environmental investigations and sampling and has submitted reports to the Alabama Department of Environmental Management (“ADEM”) regarding most of the on-site areas of concern, and it has commenced cleanup activities with respect to some of the areas of concern, Alcoa has not yet commenced cleanup activities with respect to some of the areas of concern.

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

The Company is a defendant in an action brought by M&A Capital, LLC (M&A). In a suit dated May 8, 2008, M&A is seeking payment of fees in the amount of $1,400 related to a financial advisory engagement. Wise Metals has hired counsel and is vigorously contesting this lawsuit and believes it has meritorious defenses. The Company has accrued for this contingency and, accordingly, the ultimate resolution of these matters is not expected to have a material adverse effect on the Company’s consolidated financial statements.

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

WISE METALS GROUP LLC

Dated: August 31, 2009	/s/ David D’Addario
David D’Addario Chairman and Chief Executive Officer

/s/ Kenneth Stastny
Kenneth Stastny Chief Financial Officer