Form 10-Q
period 2009-09-30
Wise Metals Group LLC
filed 2009-11-16
CIK 1297014

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Wise Metals Group LLC

Condensed Consolidated Balance Sheets

(In thousands)

	September 30, 2009	December 31, 2008
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$414	$234
Broker deposits	264	1,233
Accounts receivable, less allowance for doubtful accounts ($2,152 in 2009 and $2,793 in 2008)	90,249	72,430
Inventories	250,976	199,895
Fair value of derivative instruments	326	1,141
Other current assets	10,059	6,193

Total current assets	352,288	281,126
Non-current assets:
Property and equipment, net	103,545	103,519
Other assets	7,282	8,410
Goodwill	283	283

Total non-current assets	111,110	112,212

Total assets	$463,398	$393,338

Liabilities and members’ deficit
Current liabilities:
Accounts payable	$289,247	$196,278
Current portion of long-term debt and capital lease obligations	26,346	4,286
Borrowings under revolving credit facility, net of discount ($282 in 2009 and $654 in 2008)	217,887	167,765
Fair value of derivative instruments	—	341
Accrued expenses, payroll and other	22,542	16,633

Total current liabilities	556,022	385,303
Non-current liabilities:
Term loans and capital lease obligations, less current portion	1,933	26,617
Senior notes	150,000	150,000
Accrued pension and other post retirement obligations	13,521	13,521
Other liabilities	1,335	1,173

Total non-current liabilities	166,789	191,311
Redeemable preferred membership interest (liquidation preference of $90,750 as of September 30, 2009)	89,976	83,673
Members’ deficit
Members’ deficit	(338,192)	(255,752)
Accumulated other comprehensive loss	(11,197)	(11,197)

Total members’ deficit	(349,389)	(266,949)

Total liabilities, redeemable preferred membership interest, and members’ deficit	$463,398	$393,338

See accompanying notes.

Wise Metals Group LLC

Condensed Consolidated Statements of Operations

(In thousands)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Net sales	$177,076	$296,945	$496,482	$962,611
Cost of sales	183,619	321,087	535,922	965,704

Gross deficit	(6,543)	(24,142)	(39,440)	(3,093)
Operating expenses:
Selling, general, and administrative	3,848	6,579	9,740	12,290

Operating loss	(10,391)	(30,721)	(49,180)	(15,383)
Other expense:
Interest expense	(8,729)	(8,840)	(26,013)	(27,173)
Gain (loss) on derivative instruments	(774)	11,987	(944)	(1,706)

Net loss	$(19,894)	$(27,574)	$(76,137)	$(44,262)
Accretion of redeemable preferred membership interest	(2,101)	(1,929)	(6,303)	(5,787)

Net loss attributable to common members	$(21,995)	$(29,503)	$(82,440)	$(50,049)

See accompanying notes.

Wise Metals Group LLC

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine months ended September 30,
	2009	2008
Cash flows from operating activities
Net loss	$(76,137)	$(44,262)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	11,534	10,515
Amortization of deferred financing fees	2,097	1,401
Recognition of unrealized actuarial gain from other post retirement benefits	—	(3,178)
LIFO provision	—	12,382
Lower of cost or market reserve	—	1,900
Net periodic benefit cost	2,181	(2,322)
Bad debt (recovery) expense	(125)	1,321
Unrealized loss (gain) on derivative instruments	1,326	(1,018)
Changes in operating assets and liabilities:
Broker deposits	969	(3,564)
Accounts receivable	(17,694)	(20,941)
Inventories	(51,081)	15,023
Other assets	(5,346)	(1,837)
Accounts payable	92,969	26,087
Accrued expenses and other liabilities	3,120	4,539

Net cash used in operating activities	(36,187)	(3,954)
Cash flows from investing activities
Purchase of equipment	(11,131)	(16,647)
Acquisition of Alabama Electric Motors LLC, net of cash received	—	(244)

Net cash used in investing activities	(11,131)	(16,891)
Cash flows from financing activities
Net issuance of short-term borrowings	50,122	18,468
Proceeds from long-term debt	—	300
Proceeds from sale-financing transaction	—	4,000
Payments on long-term obligations	(2,624)	(2,513)

Net cash provided by financing activities	47,498	20,255
Net increase (decrease) in cash and cash equivalents	180	(590)
Cash and cash equivalents at beginning of period	234	1,447

Cash and cash equivalents at end of period	$414	$857

Non-cash investing activities
Capital expenditures included in liabilities	$429	$1,177

See accompanying notes.

Wise Metals Group LLC

Notes to Condensed Consolidated Financial Statements

September 30, 2009

(Unaudited)

(Dollars in thousands)

1. Organization and Basis of Presentation

Wise Metals Group LLC is a holding company formed for the purpose of managing the operations of Wise Alloys LLC, Wise Recycling LLC, Listerhill Total Maintenance Company LLC and Alabama Electric Motor Services LLC (collectively, the “Company”). Wise Alloys LLC (“Alloys”) manufactures and sells aluminum can stock and related aluminum products primarily to aluminum can producers. Wise Recycling LLC is engaged in the recycling and sale of scrap aluminum and other non-ferrous metals. Listerhill Total Maintenance Company LLC (“TMC”) specializes in providing maintenance, repairs and fabrication to manufacturing and industrial plants all over the world ranging from small onsite repairs to complete turn-key maintenance. Alabama Electric Motor Services LLC (“AEM”) specializes in the service, repair, and replacement of electric motors and pumps.

2. Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements are presented in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the requirements of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the disclosures normally required by accounting principles generally accepted in the United States of America for complete financial statements. The condensed consolidated financial statements have been prepared in accordance with the Company’s customary accounting practices and, in the opinion of management, all adjustments necessary to fairly present the financial position, results of operations and cash flows for the reported interim periods have been made and were of a normal recurring nature. Operating results for the three and nine month periods ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. For further information, refer to the consolidated financial statements and Notes included in the Company’s Annual Report on Form 10-K, for the year ended December 31, 2008, filed May 29, 2009. The accompanying condensed consolidated financial statements include the accounts of Wise Metals Group LLC and its subsidiaries. Intercompany transactions have been eliminated in consolidation.

Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid investments with a maturity date of three months or less when purchased. Included in accounts payable were book overdraft amounts of $3,433 and $3,431 at September 30, 2009 and December 31, 2008, respectively.

Broker Deposits

Broker deposits generally consist of cash on deposit with brokers to support lines of credit associated with the Company’s derivative and hedging activity. At September 30, 2009 and December 31, 2008 substantially all broker deposits were on deposit with brokers associated with derivative and hedging activity as more fully described below. Broker deposits also include restricted cash of $250 with financial institutions.

Derivatives and Hedging Activity

The Company has entered into long-term contracts to supply can sheet to its largest customers. To reduce the risk of changing prices for purchases and sales of metal, including firm commitments under these supply contracts, the Company uses commodity futures and option contracts. In addition, the Company uses natural gas futures and option contracts. The Company employs established risk management policies and procedures, which seek to reduce the Company’s exposure to fluctuations in commodity prices although there can be no assurance that these policies and procedures will be successful.

The Financial Accounting Standards Board (“FASB”) issued authoritative guidance for derivatives and hedging which requires companies to recognize all derivative instruments as either assets or liabilities on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through the statement of operations. The Company has elected not to designate any of its derivative instruments as hedges under the guidance.

Wise Metals Group LLC

Notes to Condensed Consolidated Financial Statements—(Continued)

September 30, 2009

(Unaudited)

(Dollars in thousands)

A summary of the fair value of the Company’s derivative instruments is as follows:

Description of Derivative Instrument	Balance Sheet Account	Fair value at September 30, 2009	Fair value at December 31, 2008
Aluminum derivatives assets	Current Assets	$77	$1,141
Natural gas derivatives assets	Current Assets	249	—
Natural gas derivatives liabilities	Current Liabilities	—	(341)

		$326	$800

Gain (loss) amounts recorded were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Aluminum futures and options—unrealized	$(23)	$5,241	$(996)	$663
Aluminum futures and options—realized	—	6,746	1,070	(2,724)
Natural gas futures and options—unrealized	(63)	—	(330)	355
Natural gas futures and options—realized	(688)	—	(688)	—

	$(774)	$11,987	$(944)	$(1,706)

In connection with the Company’s futures activity, the Company maintains lines of credit with brokers to cover unrealized losses on futures contracts and uses options to manage price exposure with respect to firm commitments to purchase or sell aluminum. Our brokers contractually require assets to be posted as collateral for unrealized losses in excess of a contractually defined credit limit. These derivative contracts involve elements of credit and market risk that are reflected on our consolidated balance sheet, including the risk of dealing with counterparties and their ability to meet the terms of the contracts. The counterparties to our forward contracts and options are major aluminum brokers and suppliers. At September 30, 2009 the Company had 707,000 mmBTUs of natural gas covered for periods extending through December 2009.

On January 1 2008, the Company adopted the authoritative guidance for fair value measurements for financial assets and financial liabilities. On January 1, 2009, the Company adopted the guidance for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The adoption in 2009 had no impact on the Company’s consolidated financial statements. The guidance defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). The guidance classifies the inputs used to measure fair value into the following hierarchy:

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

The Company endeavors to utilize the best available information in measuring fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table sets forth the Company’s financial assets and liabilities that were accounted for at fair value as of September 30, 2009 and the level in the fair value hierarchy:

		Fair Value Measurements at Reporting Date Using
Description	Total fair value in the Consolidated Balance Sheet	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivatives Assets	$326	$249	$77	$—
Derivatives Liabilities	—	—	—	—

Net Derivative Assets	$326	$249	$77	$—

Wise Metals Group LLC

Notes to Condensed Consolidated Financial Statements—(Continued)

September 30, 2009

(Unaudited)

(Dollars in thousands)

The Company’s derivative financial assets and liabilities have historically been aluminum and natural gas forward contracts, and aluminum option contracts.

Aluminum futures contracts are fair valued using market prices as published by the London Metal Exchange, which is an active market (Level 1). Natural gas forwards are fair valued using market prices as published by the New York Mercantile Exchange (“NYMEX”), which is an active market (Level 1). Aluminum option contracts are valued using a Black Scholes model with observable market inputs for aluminum and interest rates (Level 2).

Inventories, Net

The Company uses the last-in, first-out (“LIFO”) method of accounting for manufacturing inventories. Supplies inventory is valued on an average cost basis. Inventories maintained by Recycling that consist solely of raw materials are valued on a first-in, first-out (“FIFO”) basis.

Long-Lived Assets

The Company continually evaluates whether events and circumstances have occurred that indicate the remaining estimated useful life of long-lived assets may warrant revision or that the remaining balance may not be recoverable. These factors may include a significant deterioration of operating results, changes in business plans, or changes in anticipated cash flows. When factors indicate that an asset should be evaluated for possible impairment, the Company reviews long-lived assets to assess recoverability from future operations using undiscounted cash flows. Impairments are recognized in earnings to the extent that the carrying value exceeds fair value. The Company evaluated the recoverability of long-lived assets as of December 31, 2008 and no impairment charge was recorded. The Company evaluated events and circumstances to determine whether any impairment indicators were present during the nine months ended September 30, 2009 and none were noted.

Recently Adopted Accounting Standards

The FASB, in June 2009, issued new authoritative guidance that established the FASB Accounting Standards Codification, (“Codification” or “ASC”) as the single source of authoritative GAAP to be applied by nongovernmental entities, except for the rules and interpretive releases of the SEC under authority of federal securities laws, which are sources of authoritative Generally Accepted Accounting Principles (“GAAP”) for Securities and Exchange Commission (“SEC”) registrants. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standards Updates. Accounting Standards Updates will not be authoritative in their own right as they will only serve to update the Codification. These changes and the Codification itself do not change GAAP. This new guidance became effective for interim and annual periods ending after September 15, 2009. Other than the manner in which new accounting guidance is referenced, the adoption of these changes did not have an impact on the Company’s consolidated financial statements.

In May 2009, the FASB issued new authoritative guidance for subsequent events that establishes accounting and reporting standards for events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In addition, the guidance requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for selecting that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. The new guidance was effective for fiscal years and interim periods ending after June 15, 2009. The adoption of the new guidance on April 1, 2009 did not have a material impact on the Company’s consolidated financial statements. The Company has performed an evaluation of subsequent events through November 16, 2009, which is the day the consolidated financial statements were issued.

In April 2009, the FASB issued new authoritative guidance that requires disclosures about the fair value of financial instruments for interim reporting periods. The disclosures are effective for interim reporting periods ending after June 15, 2009. As the new guidance, adopted on April 1, 2009, only requires enhanced disclosures, it had no impact on the Company’s consolidated financial position, results of operation and cash flows.

Wise Metals Group LLC

Notes to Condensed Consolidated Financial Statements—(Continued)

September 30, 2009

(Unaudited)

(Dollars in thousands)

In April 2009, the FASB issued new authoritative guidance for determining fair value when the volume and level of activity for an asset or liability have significantly decreased and for identifying transactions that are not orderly. The new guidance is effective for interim and annual reporting periods ending after June 15, 2009. The adoption of the new guidance on April 1, 2009 did not have a material impact on the Company’s consolidated financial statement disclosures.

In March 2008, the FASB issued new authoritative guidance that is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. The provisions of the new guidance are effective for the fiscal years and interim periods beginning after November 15, 2008. The Company adopted the new guidance and updated its consolidated financial statement disclosures in accordance with the guidance. The adoption of the new guidance on January 1, 2009 did not have a material impact on the Company’s consolidated financial statement disclosures.

In December 2007, the FASB issued new authoritative guidance for noncontrolling interest in consolidated financial statements that establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income (loss) attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. The guidance also establishes reporting requirements that identify and distinguish between the interest of the parent and the interest of the noncontrolling owners. The new guidance was effective for fiscal years and interim periods beginning after December 15, 2008. The adoption of the new guidance on January 1, 2009 did not have any impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued new authoritative guidance for business combinations. The new guidance retains the underlying concepts that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting but changed the method of applying the acquisition method in a number of significant aspects. Acquisition costs will generally be expensed as incurred; noncontrolling interests will be valued at fair value at the acquisition date; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. The new guidance is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. The guidance provides that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of the new guidance would also apply the provisions of the new guidance. Early adoption is not permitted. The adoption of the new guidance on January 1, 2009 did not have any impact on the Company’s consolidated financial statements.

Recently Issued Accounting Standards

In June 2009, the FASB issued new authoritative guidance for accounting for transfers of financial assets. This guidance clarifies the information that an entity must provide in its financial statements surrounding a transfer of financial assets and the effect of the transfer on its financial position, financial performance, and cash flows. This Statement is effective as of the beginning of the annual period beginning after November 15, 2009. The Company is evaluating any potential impact of the adoption of the guidance on the consolidated financial statements.

In June 2009, the FASB issued new authoritative guidance that clarifies and improves financial reporting by entities involved with variable interest entities. This Statement is effective as of the beginning of the annual period beginning after November 15, 2009. The Company is evaluating any potential impact of the adoption of the new guidance on the consolidated financial statements.

In December 2008, the FASB issued new authoritative guidance for employers’ disclosures about postretirement benefit plan assets that provides guidance on a plan sponsor’s disclosures about plan assets of defined benefit pension and postretirement plans. Required disclosures include information about categories of plan assets, fair value measurements of plan assets, and significant concentrations of risk, as well as investment policies and strategies. The new guidance is effective for fiscal years ending after December 15, 2009. The Company is evaluating any potential impact of the adoption of the new guidance on the consolidated financial statements.

Wise Metals Group LLC

Notes to Condensed Consolidated Financial Statements—(Continued)

September 30, 2009

(Unaudited)

(Dollars in thousands)

Reclassification

For comparability, the 2008 consolidated financial statements reflect reclassifications where appropriate to conform to the financial statements presentation used in 2009.

3. Liquidity

The Company has incurred significant losses in the past three years as a result of unfavorable contracts, commodity pricing pressures, volume and liquidity issues which have had a negative impact on cash flows. During 2008 and the first nine months of 2009, management took active steps to improve its contracts, improve productivity, reduce costs and implement new machinery to expand product offerings to include wider coil to supply the 14-out market. Management believes these investments, which were completed in 2009, have strengthened their competitive position by increasing capacity and product offerings and reducing operating costs while maintaining industry-leading quality standards. The market for the Company’s products remains quite competitive. The Company is entering into new supply contacts for 2010, including a multi-year contract to supply Anheuser-Busch InBev. The Company believes the new supply contracts will provide for more effective pass throughs of its costs than did its prior contracts. The Company expects to have substantially all of its capacity committed under these contracts.

The Company’s revolving and secured credit facility matures on May 5, 2010. The Company is working with lenders to negotiate an extension to the term of the facility. There can be no assurance that the Company will be successful in obtaining an extension or additional financing on favorable terms, or at all.

Beginning in the third quarter of 2008, management implemented cost reduction and process improvement initiatives, as well as negotiated more favorable sales terms with certain customers and extended payment terms with certain vendors. On April 30, 2009, in an effort to improve liquidity to meet the Company’s 2009 operating plan, the Company amended their revolving and secured credit facility which increased their availability by $46,000 (see Note 5). Furthermore, in the fourth quarter management has obtained additional financing through modifications of its existing equipment leases and is exploring opportunities for customer financing of its working capital needs. Management believes that these initiatives as well as the availability under the revolving and secured credit agreement will be sufficient to pay operating expenses, satisfy debt service obligations, fund capital expenditures through the remainder of 2009 and meet the production increases necessary to meet its new contractual obligations in 2010. However, in the event they are not, the Company will seek alternative sources of funding.

4. Inventories

Inventories consisted of the following:

	September 30, 2009	December 31, 2008
Manufacturing inventories:
Raw materials	$218,639	$146,619
Work in progress	28,523	37,791
Finished goods	19,198	29,893
LIFO reserve	(34,208)	(34,208)

Total manufacturing inventories	232,152	180,095
Supplies inventory	18,824	19,800

Total inventories	$250,976	$199,895

Manufacturing inventories for Wise Alloys are stated at the lower of cost or market based on the LIFO method. If the FIFO method had been used at September 30, 2009 and December 31, 2008, inventories would have been approximately $34,208 higher. An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Interim LIFO calculations must necessarily be based on management’s estimates of expected year-end inventory levels and costs dependent upon prevailing aluminum costs and other factors which are beyond management’s control. Accordingly, management’s estimates of the effects of LIFO calculations on inventories and costs of sales are subject to change prior to the year-end calculation. Inventories at Wise Recycling are stated at the lower of cost or market based on the FIFO method.

Wise Metals Group LLC

Notes to Condensed Consolidated Financial Statements—(Continued)

September 30, 2009

(Unaudited)

(Dollars in thousands)

5. Financing Arrangements

Debt consisted of the following:

	September 30, 2009	December 31, 2008
Revolving and secured credit facility	$217,887	$167,765
Senior 10.25% notes due 2012	150,000	150,000
Other notes payable	28,279	30,903

	396,166	348,668
Less current portion	(244,233)	(172,051)

	$151,933	$176,617

Revolving and secured credit facility

At September 30, 2009, the Company had drawn $217,887 on the revolving and secured credit facility. In addition, the Company had approximately $1,023 of outstanding letters of credit against the $274,000 revolving credit line which was reduced on April 30, 2009 from $300,000 with Amendment No. 16. The applicable interest rates for the remaining commitment under the revolving credit facility will range either from 1.25%—1.75% over the prime interest rate or 3.50%—4.00% over the LIBOR rate, as determined by the Agent, and will be based upon the Adjusted EBITDA (defined in the revolving credit agreement as earnings before income taxes, interest expense and fees, net, and depreciation and amortization, adjusted to exclude early extinguishment of debt, income from affiliate, nonrecurring charges, severance charges and credits, LIFO adjustments, cumulative effect of change in accounting principle and mark-to-market adjustment for contracts under ASC 815 Derivatives and Hedging) of the Company for the immediately preceding two (2), three (3) or four (4) fiscal quarter periods. At September 30, 2009 the prime rate was 3.25% and LIBOR was 1.26%. As of December 31, 2008 and September 30, 2009, the Company was in compliance with the financial covenants related to the revolving credit facility. The Company was in compliance with the minimum availability covenant and therefore was not required to meet the capital expenditure covenant. A minimum availability covenant was in place for the 2009 first quarter until Amendment No. 16 was executed on April 30, 2009. The minimum availability was set at $20,000 which was reduced to $15,000 and then $10,000 all within 2009. A minimum availability level of $10,000 resulting from provisions in Amendment No. 16 was set on May 15, 2009 and remains in place indefinitely. The facility is due to expire on May 5, 2010. We are working with lenders to negotiate an extension of the term of the agreement. There can be no assurance that we will reach agreement for a new facility on satisfactory terms or at all. If we are not able to successfully negotiate a new facility prior to termination of the current facility, the Company will seek alternative sources of funding. However, there can be no assurance that we will be able to do so and the inability to do so could have a material adverse impact on our business, assets and ability to fund our liquidity needs. The facility is considered short term based on maturity in addition to the use of a lockbox as well as material adverse effect language within the agreement. The Company’s ability to borrow the full available amount of the credit facility is limited by the available borrowing base under the revolving credit facility as determined based on a borrowing base formula which relates to the collateral value of trade receivables and inventory on a basis approximating the lower of current cost (on a FIFO basis) or fair market value. This borrowing base is then compared to the outstanding loan balance (including outstanding letters of credit) to determine a net amount available for additional borrowings (“Availability”). Availability as calculated under the revolving credit agreement at September 30, 2009 was $13,237 subject to the minimum availability level discussed above. In addition, any default under the revolving and secured credit facility or agreements governing other indebtedness could lead to an acceleration of debt under other debt instruments that contain cross acceleration or cross default provisions. In connection with Amendment No. 15, the Company also granted the Retirement Systems of Alabama (the “RSA”) a 4% membership interest in the Company and granted those members of the Company’s management board appointed by the RSA approval rights over certain matters. The 4% member interest was recorded separately as an increase in Members’ Deficit with the remaining proceeds from the debt issuance recorded as borrowings under the revolving and secured credit facility. This resulted in a debt discount of $654 which will be accreted over the life of the loan.

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

Wise Metals Group LLC

Notes to Condensed Consolidated Financial Statements—(Continued)

September 30, 2009

(Unaudited)

(Dollars in thousands)

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

Wise Metals Group LLC and Wise Alloys Finance Corporation are co-issuers of the senior notes. Wise Alloys Finance Corporation is an indirect wholly-owned subsidiary of Wise Metals Group LLC. Wise Metals Group LLC has no independent assets or operations. The senior notes are guaranteed by all Wise Metals Group LLC subsidiaries, other than Wise Alloys Finance Corporation, which are all 100% owned, and the guarantees are full and unconditional and joint and several. There are no material restrictions on the ability of our subsidiaries to transfer cash to the co-issuers. All amounts in Wise Metals Group LLC’s consolidated financial statements would be representative of the combined guarantors.

Other notes payable and capital lease obligations

On November 13, 2006, the Company executed a sale-financing agreement on certain pieces of production equipment with the RSA in the amount of $29,900. The agreement provided the Company with an initial funding of $14,950 to be followed by an additional $14,950 which became available on December 1, 2006 and the Company drew down on January 3, 2007. The agreement qualifies as a capital lease and has a three-year term with a fixed interest rate of 10.7%. On April 25, 2008, this agreement was amended to extend the term to May 5, 2010, to increase the note balance by $4,000 and to increase the interest rate to 13.7%. The note is classified as “Current portion of long-term debt and capital lease obligation” on the Company’s consolidated balance sheet at September 30, 2009 and “Term loans and capital lease obligations less current portion” at December 31, 2008. In conjunction with the amended lease, the Company and the RSA entered into a fee letter agreement which requires the Company to pay the RSA certain deferred commitment, closing and consulting fees on a monthly basis which, together with the increased interest rate under the amended lease, will ensure that the rate of return for the outstanding RSA commitment under the revolving credit facility equals 8.5%. As part of Amendment No. 16 to the revolving and secured credit facility, the terms of the April 25, 2008 fee letter were rescinded and the interest rate was reset to 10.7%. Subsequent to September 30, 2009 the master lease agreement was amended to increase the note balance by $9,000 which was received in cash. The interest rate remains at 10.7%.

The fair value of the Company’s debt at September 30, 2009 was $387,400 compared to $305,700 at December 31, 2008 due mostly to the increased borrowings under the revolving line of credit.

6. Pension and Post-Retirement Benefits

The Company maintains defined contribution plans as well as a defined benefit pension plan. In 2009, the Company made cash contributions of approximately $400 to its defined benefit pension plan. The amounts principally represent contributions required by funding regulations and in addition the Company expects to fund benefits paid under its post retirement benefit plans during 2009.

During the first quarter of 2008, the Company elected to make a change in the manner in which it recognizes unrealized gains or losses associated with its benefit plans. Specifically, the accounting changed from the standard recognition methodology under ASC 715 Compensation-Retirement Benefits, which is recognizing the net gain or loss that exceeds 10% of the greater of the accumulated postretirement benefit obligation or the market-related value of plan assets, to a methodology of fully recognizing any gain or loss in excess of 45% of the greater of (1) Accumulated Post-Retirement Benefit Obligation (“APBO”) and (2) market value of assets (“MVA”) and recognizing any gain or loss between 10%—45% of the greater of (1) APBO and (2) MVA over the remaining service period. The Company made this change because the immediate recognition of the unrecognized gain appears to more closely resemble the actuarial equivalent of what will ultimately be paid/expensed in future periods.

As a result of the change in accounting principle, $3,178 of the $4,180 unrealized gain was recognized in the statement of operations in cost of sales and $531 was an adjustment to retained earnings in the first quarter of 2008 in connection with the adoption of the “one measurement” approach described below. The Company also considered the impact of the accounting change on prior years and noted that there was no impact that would require retrospective adjustment of prior years’ consolidated financial statements.

Wise Metals Group LLC

Notes to Condensed Consolidated Financial Statements—(Continued)

September 30, 2009

(Unaudited)

(Dollars in thousands)

In 2008, the Company changed the measurement date for each of its benefit plans from October 31 to December 31. The impact on members’ deficit was immaterial. The 2009 and 2008 amounts shown below reflect the defined benefit pension and other postretirement benefit expense for the three and nine month periods ended September 30 for each year:

	Three months ended September 30,				Nine months ended September 30,
	Pension Benefits		Other Post Retirement Benefits		Pension Benefits		Other Post Retirement Benefits
	2009	2008	2009	2008	2009	2008	2009	2008
Service cost	$—	$34	$69	$59	$—	$102	$207	$177
Interest cost	343	312	48	39	1,029	936	143	117
Expected return on plan assets	(276)	(412)	—	—	(827)	(1,236)	—	—
Net loss (gain) recognition	554	—	(11)	(12)	1,662	—	(33)	(24)
Immediate recognition of actuarial gain	—	—	—	—	—	—	—	(3,190)

Net periodic benefit cost	$621	$(66)	$106	$86	$1,864	$(198)	$317	$(2,920)

7. Redeemable Preferred Membership Interest

On October 4, 2007, the Company reached an agreement with the RSA in which the RSA agreed to purchase $75,000 of cumulative-convertible 10 percent PIK preferred membership interests of the Company. The preferred interest is convertible into 25 percent of the common interest of the Company. The Company has the right to call the preferred membership interest after seven years at the cost of the greater of the investment plus any accrued PIK dividends or the fair market value of the preferred interest on an as converted basis.

In conjunction with the transaction, deferred financing fees were incurred in the amount of $1,083 of which the amortization of those fees was $39 and $54 for the three months ended September 30, 2009 and 2008, respectively and $116 and $162 for the nine months ended September 30, 2009 and 2008, respectively. As of September 30, 2009 and December 31, 2008, total accumulated PIK interest on the $75,000 cumulative-convertible preferred membership interest was $15,750 and $9,563, respectively. As of September 30, 2009 and December 31, 2008, unamortized deferred financing fees in the amount of $774 and $890, respectively, are included as an offset to the total liquidation preference of $75,000 preferred membership interest and $15,750 and $9,563, respectively, of accumulated PIK interest classified as “mezzanine equity” on the consolidated balance sheets. In the event of any liquidation, dissolution or winding up of the Company, the preferred members are entitled to receive distributions before any distributions to the members.

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

Wise Metals Group LLC

Notes to Condensed Consolidated Financial Statements—(Continued)

September 30, 2009

(Unaudited)

(Dollars in thousands)

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

The Company is a defendant in an action brought by M&A Capital, LLC (“M&A”). In a suit dated May 8, 2008, M&A is seeking payment of fees in the amount of $1,400 related to a financial advisory engagement. Wise Metals has hired counsel and is vigorously contesting this lawsuit and believes it has meritorious defenses. The Company has accrued for this contingency and, accordingly, the ultimate resolution of these matters is not expected to have a material adverse effect on the Company’s consolidated financial statements.

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

The Company is subject to certain unconditional purchase commitments for raw materials through December 31, 2010. The amount of inventory under this commitment not yet received was $200,274 and $118,188 as of September 30, 2009 and December 31, 2008, respectively.

9. Business Segment Information

A reportable segment is a component of an enterprise in which the operating results are regularly reviewed by the enterprise’s chief operating decision maker to make decisions about resources to be allocated to the segment and assess its performance, and for which discrete financial information is available. The Company has two reportable segments under ASC 280 Segment Reporting: Alloys and Recycling.

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

Substantially all of our revenues and assets are attributed to or are located in the United States. The Company evaluates segment performance based on profit or loss from operations before corporate general and administrative expenses, LIFO adjustments, and mark-to-market adjustments for derivative contracts under ASC 815. The accounting policies of the segments are the same as those described in the significant accounting policies.

We have concluded that both TMC and AEM are not reportable segments because they are not significant to our consolidated operations and represent less than 10% of our revenues and their absolute profits or losses represent less than 10% of our absolute profit or loss for the three and nine months ended September 30, 2009 and 2008. Additionally, TMC’s and AEM’s assets were less than 10% of the combined assets of our operating segments as of December 31, 2008 and September 30, 2009. Financial information about TMC and AEM are included in the “Other” caption in the tables below.

The following table sets forth information on the Company’s reportable segments:

	Three Months Ended		Nine months Ended
	September	September	September	September
	2009	2008	2009	2008
Net Sales
Alloys	$153,361	$249,903	$448,158	$823,281
Recycling – (Note 1)	22,557	46,765	44,896	137,839
Other	1,158	277	3,428	1,491

Net sales	$177,076	$296,945	$496,482	$962,611

Segment Profit (Loss)
Alloys	$(8,431)	$(35,461)	$(34,317)	$4,898
Recycling – (Note 1)	(32)	(1,298)	361	4,195

Segment profit (loss)	(8,463)	(36,759)	(33,956)	9,093
LIFO adjustments	—	5,118	—	(12,382)
Gain (loss) on derivative instrument attributable to	(774)	11,987	(944)	(1,706)
Corporate and other undistributed expenses	(10,657)	(7,920)	(41,237)	(39,267)

Net loss	$(19,894)	$(27,574)	$(76,137)	$(44,262)

Note 1: The Company has eliminated all intercompany sales and cost of sales associated with transfers of recycled aluminum from Recycling to Alloys. Recycling transfers aluminum to Alloys at market value and recognizes profit only when the sale to the end consumer is completed. Recycling transferred aluminum to Alloys with a cost of $10,379 and $20,687 for the three month periods ended September 30, 2009 and 2008, respectively, and with a cost of $25,592 and $53,472 for the nine month periods ended September 30, 2009 and 2008, respectively.

	As of
	September 30, 2009	December 31, 2008
Total Assets
Alloys	$420,982	$349,337
Recycling	37,367	35,558
Corporate and other	5,049	8,443

Total assets	$463,398	$393,338

Wise Metals Group LLC

Notes to Condensed Consolidated Financial Statements—(Continued)

September 30, 2009

(Unaudited)

(Dollars in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Depreciation and Amortization
Alloys	$3,607	$3,241	$10,684	$9,901
Recycling	213	177	602	530
Corporate and other	89	45	248	84

Total depreciation and amortization	$3,909	$3,463	$11,534	$10,515

	Nine months ended September 30,
	2009	2008
Capital Expenditures
Alloys	$10,427	$16,422
Recycling	878	868
Corporate and other	255	534

Total capital expenditures	$11,560	$17,824

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Unlike some of our principal competitors, we do not manufacture aluminum from bauxite. Instead, we process aluminum scrap and prime aluminum manufactured by third parties. As a result, we do not have the capital requirements and high fixed costs associated with the production of prime aluminum. Historically, prices of our aluminum can sheet and other products have been directly correlated to the prices of our metal costs due to the standard industry practice of passing through metal costs to customers, subject to the impacts of metal ceilings or “price caps”, which were an artificial limit on the price we could charge certain customers for metal, which has otherwise allowed us to maintain a relatively consistent conversion revenue, defined as net revenue less material costs, on a per pound basis. We had no impact from metal price ceilings on its beverage can business in 2008 and 2009.

Quarterly Information

Our quarterly revenues tend to fluctuate period to period based in large part on changes in aluminum prices and production volumes. Aluminum price changes generally do not affect our cash flow because we seek to match our hedging positions to our contractually-obligated sales agreements. We also pass aluminum cost increases to customers through an indexed pricing mechanism and/or by fixing the cost of metal through forward contracts on the London Metals Exchange (“LME”). Our net income may fluctuate period to period based on the mark to market adjustments for derivatives we hold to hedge aluminum and natural gas. Because we do not designate our forward contracts as hedges under ASC 815, we are required to recognize the non-cash mark to market adjustment in our current earnings and these adjustments may be material. Quarterly results may also be impacted by changes in the input cost that are used in the production of can sheet. Through our contracts, we seek to adjust pricing for those costs based on the Producer Price Index or similar indices that properly reflect the economic change.

Critical Accounting Policies

We have prepared our financial statements in conformity with accounting principles generally accepted in the United States. These statements include some amounts that are based on informed judgments and estimates of management. Our critical accounting policies are discussed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in our Annual Report on Form 10-K, for the year ended December 31, 2008, filed May 29, 2009.

Recently Adopted Accounting Standards

The FASB, in June 2009, issued new authoritative guidance that established the FASB Accounting Standards Codification, (“Codification” or “ASC”) as the single source of authoritative GAAP to be applied by nongovernmental entities, except for the rules and interpretive releases of the SEC under authority of federal securities laws, which are sources of authoritative Generally Accepted Accounting Principles (“GAAP”) for Securities and Exchange Commission (“SEC”) registrants. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standards Updates. Accounting Standards Updates will not be authoritative in their own right as they will only serve to update the Codification. These changes and the Codification itself do not change GAAP. This new guidance became effective for interim and annual periods ending after September 15, 2009. Other than the manner in which new accounting guidance is referenced, the adoption of these changes did not have an impact on our consolidated financial statements.

In May 2009, the FASB issued new authoritative guidance for subsequent events that establishes accounting and reporting standards for events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In addition, the guidance requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for selecting that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. The new guidance was effective for fiscal years and interim periods ending after June 15, 2009. The adoption of the new guidance on April 1, 2009 did not have a material impact on our consolidated financial statements. We have performed an evaluation of subsequent events through November 16, 2009, which is the day the consolidated financial statements were issued.

In April 2009, the FASB issued new authoritative guidance that requires disclosures about the fair value of financial instruments for interim reporting periods. The disclosures are effective for interim reporting periods ending after June 15, 2009. As the new guidance, adopted on April 1, 2009, only requires enhanced disclosures, it had no impact on our consolidated financial position, results of operation and cash flows.

In April 2009, the FASB issued new authoritative guidance for determining fair value when the volume and level of activity for an asset or liability have significantly decreased and for identifying transactions that are not orderly. The new guidance is effective for interim and annual reporting periods ending after June 15, 2009. The adoption of the new guidance on April 1, 2009 did not have a material impact on our consolidated financial statement disclosures.

In March 2008, the FASB issued new authoritative guidance that is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. The provisions of the new guidance are effective for the fiscal years and interim periods beginning after November 15, 2008. We adopted the new guidance and updated its consolidated financial statement disclosures in accordance with the guidance. The adoption of the new guidance on January 1, 2009 did not have a material impact on our consolidated financial statement disclosures.

In December 2007, the FASB issued new authoritative guidance for noncontrolling interest in consolidated financial statements that establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income (loss) attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. The guidance also establishes reporting requirements that identify and distinguish between the interest of the parent and the interest of the noncontrolling owners. The new guidance was effective for fiscal years and interim periods beginning after December 15, 2008. The adoption of the new guidance on January 1, 2009 did not have any impact on our consolidated financial statements.

In December 2007, the FASB issued new authoritative guidance for business combinations. The new guidance retains the underlying concepts that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting but changed the method of applying the acquisition method in a number of significant aspects. Acquisition costs will generally be expensed as incurred; noncontrolling interests will be valued at fair value at the acquisition date; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. The new guidance is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. The guidance provides that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of the new guidance would also apply the provisions of the new guidance. Early adoption is not permitted. The adoption of the new guidance on January 1, 2009 did not have any impact on our consolidated financial statements.

Recently Issued Accounting Standards

In June 2009, the FASB issued new authoritative guidance for accounting for transfers of financial assets. This guidance clarifies the information that an entity must provide in its financial statements surrounding a transfer of financial assets and the effect of the transfer on its financial position, financial performance, and cash flows. This Statement is effective as of the beginning of the annual period beginning after November 15, 2009. We are evaluating any potential impact of the adoption of the guidance on the consolidated financial statements.

In June 2009, the FASB issued new authoritative guidance that clarifies and improves financial reporting by entities involved with variable interest entities. This Statement is effective as of the beginning of the annual period beginning after November 15, 2009. We are evaluating any potential impact of the adoption of the new guidance on the consolidated financial statements.

In December 2008, the FASB issued new authoritative guidance for employers’ disclosures about postretirement benefit plan assets that provides guidance on a plan sponsor’s disclosures about plan assets of defined benefit pension and postretirement plans. Required disclosures include information about categories of plan assets, fair value measurements of plan assets, and significant concentrations of risk, as well as investment policies and strategies. The new guidance is effective for fiscal years ending after December 15, 2009. We are evaluating any potential impact of the adoption of the new guidance on the consolidated financial statements.

Operating Results

Three months ended September 30, 2009 and 2008

Sales. Consolidated sales decreased from $296.9 million in the three months ended September 30, 2008 to $177.1 million in the comparable period in 2009, a decrease of $119.8 million or 40% due to reduced volume and market pricing offset by negotiated price improvements. We have and will continue to negotiate price improvements to cover changes in input costs. The decrease in sales also resulted from lower shipments which decreased from 207.4 million pounds in the three months ended September 30, 2008 to 171.3 million pounds in the third quarter of 2009, a reduction of 17%. Metal prices decreased 34% from an average of $1.31 per pound in the third quarter of 2008 to $0.87 per pound in the third quarter of 2009.

Wise Alloys sales decreased from $249.9 million in the three months ended September 30, 2008 to $153.4 million in the comparable period in 2009, a decrease of $96.5 million or 38% due to reduced volume and decreased cost of aluminum pass through and other inputs offset by negotiated price improvements. Third quarter shipments decreased from 138.8 million pounds in the three months ended September 30, 2008 to 119.8 million pounds in the third quarter of 2009, a decrease of 19.0 million pounds or 14% due to decreased demand.

Wise Recycling sales to third parties decreased from $46.8 million in the three months ended September 30, 2008 to $22.6 million in the comparable period in 2009, a decrease of $24.2 million or 52%. Shipments by Wise Recycling to third parties decreased approximately 25% for the third quarter of 2009 over the third quarter of 2008 due to lower recycling activity caused in part by reduced production levels at our industrial sources which supply various scrap products as well as lower off the street scrap purchases. The reduction can also be attributed to lower demand from the industrials markets that Wise Recycling supplies.

Cost of Sales. Consolidated cost of sales decreased from $321.1 million in the three months ended September 30, 2008, to $183.6 million in the comparable period in 2009, a decrease of $137.5 million or 42%. The decrease in consolidated cost of sales was primarily due to the decrease in metal pricing as well as decreased shipments and input costs.

Wise Alloys cost of sales decreased from $274.4 million in the three months ended September 30, 2008 to $161.9 million in the comparable period in 2009, a decrease of $112.5 million or 40%. Metal costs, representing 69% of Alloys cost of sales in the third quarter of 2008 and 58% in the third quarter of 2009, decreased from $188.5 million in the third quarter of 2008 to $94.1 million in the third quarter of 2009, a decrease of $94.4 million or 50%. The decrease is attributable to the 14% decrease in Alloys shipments and lower metal prices which decreased 34% from an average of $1.31 per pound in the third quarter of 2008 to $0.87 per pound in the third quarter of 2009.

Wise Recycling cost of sales associated with third party sales decreased from $46.6 million in the three months ended September 30, 2008 to $20.7 million in the comparable period in 2009, a decrease of $25.9 million or 56%. The decrease is attributable to the 25% decrease in Recycling shipments and lower metal prices.

Selling, General and Administrative. Selling, general and administrative expense decreased from $6.6 million in the third quarter of 2008 to $3.8 million in the third quarter of 2009. The higher level of expenses in 2008 was attributed to an additional $3.6 million increase in bad debt reserves, professional service fees and legal reserves.

Interest Expense. Interest expense decreased from $8.8 million in the third quarter of 2008 to $8.7 million in the third quarter of 2009. The decrease was due in part to lower working capital needs caused by lower metal prices as well as a decrease in the underlying LIBOR rate.

Gain (loss) on derivative instruments. The gain (loss) on derivative instruments is comprised of a realized and unrealized gain of $6.7 million and $5.2 million, respectively, on aluminum futures and options for the third quarter of 2008 and a realized and unrealized loss of $0.7 million and $0.1 million, respectively, for the third quarter of 2009.

Nine months ended September 30, 2009 and 2008

Sales. Consolidated sales decreased from $962.6 million in the nine months ended September 30, 2008, to $496.5 million in the comparable period in 2009, a decrease of $466.1 million or 48% due to reduced volume and market pricing offset by negotiated price improvements. The decrease in sales also resulted from lower shipments which decreased from 643.9 million pounds in the nine months ended September 30, 2008 to 483.2 million pounds in the first nine months of 2009, a reduction of 25%. Metal prices decreased 43% from an average of $1.32 per pound in the first nine months of 2008 to $0.75 per pound in the nine months of 2009.

Wise Alloys sales decreased from $823.3 million in the nine months ended September 30, 2008, to $448.2 million in the comparable period in 2009, a decrease of $375.1 million or 45% due to reduced volume and decreased cost of aluminum pass through and other inputs offset by negotiated price improvements. Shipments decreased from 461.1 million pounds in the nine months ended September 30, 2008 to 363.2 million pounds in the first nine months of 2009, a decrease of 97.9 million pounds or 21% due to decreased demand.

Wise Recycling sales to third parties decreased from $137.8 million in the nine months ended September 30, 2008 to $44.9 million in the comparable period in 2009, a decrease of $92.9 million or 67%. Shipments by Wise Recycling to third parties decreased approximately 34% for the nine months half of 2009 over the first nine months of 2008 due to lower recycling activity caused in part by reduced production levels at our industrial sources which supply various scrap products as well as lower off the street scrap purchases.

Cost of Sales. Consolidated cost of sales decreased from $965.7 million in the nine months ended September 30, 2008, to $535.9 million in the comparable period in 2009, a decrease of $429.8 million or 44%. The decrease in consolidated cost of sales was primarily due to the decrease in metal pricing as well as decreased shipments and input costs.

Wise Alloys cost of sales decreased from $833.1 million in the nine months ended September 30, 2008 to $489.2 million in the comparable period in 2009, a decrease of $343.9 million or 41%. Metal costs, representing 70% of Alloys cost of sales in the first nine months of 2008 and 58% in the first nine months of 2009, decreased from $592.1 million in the first nine months of 2008 to $284.3 million in the first nine months of 2009, a decrease of $307.8 million or 51%. The decrease is attributable to the 21% decrease in Alloys shipments and lower metal prices which decreased 43% from an average of $1.32 per pound in the first nine months of 2008 to $0.75 per pound in the first nine months of 2009.

Wise Recycling cost of sales associated with third party sales decreased from $131.1 million in the nine months ended September 30, 2008 to $43.7 million in the nine months ended September 30, 2009, a decrease of $87.4 million or 67%. The decrease is attributable to the 34% decrease in Recycling shipments and lower metal prices.

Selling, General and Administrative. Selling, general and administrative expense decreased from $12.3 million in the first nine months of 2008 to $9.7 million in the first nine months of 2009. The higher level of expenses in 2008 was attributed to an additional $3.8 million increase in bad debt reserves, professional service fees and legal reserves.

Interest Expense. Interest expense decreased from $27.2 million in the first nine months of 2008 to $26.0 million in the first nine months of 2009. The decrease was due in part to lower working capital needs caused by lower metal prices as well as a decrease in the underlying LIBOR rate.

Gain (loss) on derivative instruments. The gain (loss) on derivative instruments is comprised of a realized loss and unrealized gain of $2.7 million and $1.0 million, respectively, on aluminum futures and options for the first nine months of 2008 and a realized gain and an unrealized loss of $0.4 million and $1.3 million, respectively, for the first nine months of 2009.

Liquidity and Capital Resources

We have incurred significant losses in the past three years as a result of unfavorable contracts, commodity pricing pressures and liquidity issues which have had a negative impact on cash flows. During 2008 and the first nine months of 2009, management took active steps to improve its contracts, improve productivity, reduce costs and implement new machinery to expand product offerings to include wider coil to supply the 14-out market. Management believes these investments, which were completed in 2009, have strengthened their competitive position by increasing capacity and product offerings and reducing operating costs while maintaining industry-leading quality standards. The market for our products remains quite competitive. We are entering into new supply contracts for 2010, including a multi-year contract to supply Anheuser-Busch InBev. We believe the new supply contracts will provide for more effective pass throughs of its costs than did its prior contracts. We expect to have substantially all of our capacity committed under these contracts.

Beginning in the third quarter of 2008, management implemented cost reduction and process improvement initiatives, as well as negotiated more favorable sales terms with certain customers and extended payment terms with certain vendors. On April 30, 2009, in an effort to improve liquidity to meet the our 2009 operating plan, we amended our revolving and secured credit facility which increased their availability by $46 million (see Note 5). Furthermore, in the fourth quarter management has obtained additional financing through modifications of its existing equipment leases and is exploring opportunities for customer financing of its working capital needs. Management believes that these initiatives as well as the availability under the revolving and secured credit agreement will be sufficient to pay operating expenses, satisfy debt service obligations and fund capital expenditures through the remainder of 2009 and meet the production increases necessary to meet its new collateral obligations in 2010. However, in the event they are not, we will seek alternative sources of funding.

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

The following discusses material changes in our liquidity and capital resources in the nine months ended September 30, 2009.

At September 30, 2009, we had drawn $217.9 million on the revolving and secured credit facility. In addition, the Company had approximately $1.0 million of outstanding letters of credit against the $274 million revolving credit line which was reduced on April 30, 2009 from $300 million with Amendment No. 16. Availability as calculated under the revolving and secured credit facility at September 30, 2009 was $13.2 million subject to the minimum availability level discussed below. Should commodity prices increase significantly or should we need to increase working capital levels to accommodate increased sales levels, borrowings under the facility can increase to as high as the maximum level under the agreement of $274 million as of April 30, 2009, subject to borrowing base limitations. The applicable interest rates for the loan are either from 1.25%—1.75% over the prime interest rate or 3.50%—4.00% over the LIBOR rate, and are based upon our Adjusted EBITDA for the immediately preceding two (2), three (3) or four (4) fiscal quarter periods. The term of the revolving and secured credit facility is May 5, 2010. We are working with lenders to negotiate an extension of the term of the agreement. There can be no assurance that we will reach agreement for a new facility on satisfactory terms or at all. If we are not able to successfully negotiate a new facility prior to termination of the current facility, we will seek alternative sources of funding. However, there can be no assurance that we will be able to do so and the inability to do so could have a material adverse impact on our business, assets and ability to fund our liquidity needs. Our ability to borrow the full available amount of our revolving and secured credit facility is limited by the available borrowing base under the revolving credit facility as determined based on a borrowing base formula which relates to the collateral value of trade receivables and inventory on a basis approximating the lower of current cost (on a FIFO basis) or fair market value. This borrowing base is then compared to the outstanding loan balance (including outstanding letters of credit) to determine a net amount available for additional borrowings (“Availability”). A minimum availability covenant of $10 million was in place for 2009. We were was in compliance with the minimum availability covenant and therefore was not required to meet the capital expenditure covenant. Our revolving and secured credit facility and indenture agreement contain restrictive covenants. These covenants may constrain our activities and limit our operational and financial flexibility. The failure to comply with these covenants could result in an event of default, which, if not cured or waived, could have a material adverse effect on our business, financial condition, and results of operations. The facility is considered short term due to the use of a lockbox as well as material adverse effect language within the agreement. The facility is also considered short term due to its expiration on May 5, 2010. The terms of the revolving and secured credit facility permit us to enter into various forms of additional financing with varying amounts. See Note 5 of the Notes to the Condensed Consolidated Financial Statements above for further discussion. Furthermore, we frequently offer cash discounts for early payment against receivables from our major can sheet customers which can also increase overall liquidity.

If we do not comply with the restrictions contained in our revolving and secured credit facility, the indenture and other agreements governing our indebtedness, we could be in default under those agreements, and the debt under those instruments, together with accrued interest, could then be declared immediately due and payable. If we default under our revolving and secured credit facility, the lenders could cause all of our outstanding debt obligations under our revolving and secured credit facility to become due and payable, require us to apply all of our cash to repay the indebtedness or prevent us from making debt service payments on any other indebtedness we owe. In addition, any default under our senior secured credit facility or agreements governing our other indebtedness could lead to an acceleration of debt under other debt instruments that contain cross-acceleration or cross-default provisions. If the indebtedness under our senior secured credit facility and indenture is accelerated, we may have to seek other sources of financing or otherwise may not have sufficient assets to repay amounts due under our revolving and secured credit facility, our senior secured notes or under other debt securities then outstanding. Our ability to comply with these provisions of our revolving and secured credit facility, the indenture and other agreements governing our other indebtedness may be affected by changes in economic or business conditions or other events beyond our control. The fair value of our debt at September 30, 2009 was $387.4 million compared to $305.7 million at December 31, 2008 due mostly to the increased borrowings under the revolving line of credit.

Our liquidity has been directly impacted by aluminum prices which have increased steadily and dramatically since 2002 through the first half of 2008. Average aluminum prices in 2002 were $0.65 per pound and had risen over 86% to an average of $1.21 per pound in 2008. These price increases impacted our working capital requirements during 2008 resulting in higher outstanding debt supported by higher levels of receivables and inventory. The impact lessened somewhat during the second half of 2008 as the average price dropped to $1.09 per pound for that period and averaged $0.89 per pound during the fourth quarter of 2008. Further price decreases occurred during 2009 as the average price for the first nine months of 2009 was $0.75 per pound. Our liquidity could also be hampered if we incurred significant unexpected increases in necessary capital expenditures. Significant increases in volumes could also impact our liquidity. See Item 1A, “Risk Factors” in our annual report on Form 10-K, for the year ended December 31, 2008, filed on May 29, 2009, for certain circumstances that could adversely affect our liquidity. Decreased sales or lower margins could have a material adverse effect on our liquidity.

We are a party to certain claims and litigation associated with employment related matters for which management believes that the ultimate resolution will not have a material adverse impact on our financial position.

Should aluminum prices rise, we expect that the collateral value of our working capital would continue to rise sufficiently to warrant further increases to the revolving and secured credit facility should required borrowings and conditions dictate. As such, we believe our available sources of credit will be sufficient to meet our liquidity needs.

Nine months ended September 30, 2009 and 2008

Operating Activities. During the nine months ended September 30, 2009, net cash used in operating activities was $36.2 million, compared to net cash used in operating activities of $4.0 million during the nine months ended September 30, 2008. Fluctuations in cash provided by and used in operating activities are subject to changing working capital requirements especially for accounts receivable and inventory. Non-cash items in 2008 included a $3.2 million gain for a change in accounting principle related to a change in the manner in which the Company recognizes unrealized gains or losses associated with its benefit plans as well as a $12.4 million adjustment to the LIFO provision. Net loss increased from $44.3 million in the first nine months of 2008 to $76.1 million in the first nine months of 2009, an increase of $31.8 million. In the first nine months of 2008, receivables increased from $77.5 million at December 31, 2007, to $97.6 million at September 30, 2008, an increase of $20.9 million. The receivables increase was due mostly to increased orders in the first nine months of 2008 including a significant increase in foreign shipments with longer terms. Inventory for the same period decreased $29.0. Accounts payable increased $27.6 million from December 31, 2007 to September 30, 2008 resulting from increased inventory requirements and increase raw material pricing. In the first nine months of 2009, receivables increased from $72.4 million at December 31, 2008, to $90.3 million at September 30, 2009, an increase of $17.9 million. This increase is primarily a result of timing. The payments by our customers are made at periodic times during the week and month, not every day, nor exactly in 30 days, so the balance in receivables can fluctuate significantly at the end of a quarter depending on the timing of receiving payments. Inventories increased from $199.9 million at December 31, 2008, to $251.0 million at September 30, 2009, an increase of $51.1 million due to anticipated increases in sales volumes in the next six months. Accounts payable increased $93.0 million from December 31, 2008 to September 30, 2009 resulting from a higher level of purchasing ahead of increased 2009 sales commitments, timing and extended vendor terms.

Investing Activities. In the nine months ended September 30, 2009, our capital expenditures were $11.1 million, compared to $16.9 million during the same period in 2008. Both nine month periods included some significant projects leading to relatively higher expenditures including planned furnace rebuilds. The Company is continuing the next step in a program to further diversify industry product offerings by adding increased width to its aluminum can-stock capabilities. The results of this phase extended the width of Wise Alloys can stock from 60 inches to 72 inches and have begun production in the third quarter of 2009. This project will allow Wise Alloys’ can-sheet product to also become available to beverage-can producers that use “14 and 15 out” extended-width cupping presses in their manufacturing process.

Financing Activities. Net cash provided by financing activities was $47.5 million in the nine months ended September 30, 2009, compared to net $20.3 million in the first nine months of 2008. The increase in the net cash provided by financing activities was related to the increase in borrowings under the revolving line of credit due to increased working capital needs reflecting offset by lower aluminum prices in the first nine months of 2009 which decreased from an average of $1.32 per pound in the first nine months of 2008 to an average of $0.75 per pound in the first nine months of 2009.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See Item 7A of the Company’s Annual Report on Form 10-K, for the year ended December 31, 2008, filed on May 29, 2009. There have been no significant changes to market risk.

ITEM 4T.	CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures

As of September 30, 2009, our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), has conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Securities Exchange Act Rule 13a-15(e), as amended). Based on the evaluation, our CEO and CFO concluded that our disclosure controls and procedures as of September 30, 2009 were not effective because of a material weakness in internal control over financial reporting described below.

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

(d) Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the third fiscal quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

We do not know if market conditions or the state of the overall economy will improve in the near future.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

10.57	Amendment No. 2 to Master Lease Agreement dated October 23, 2009, by and among The Employees’ Retirement System of Alabama, The Teachers’ Retirement System of Alabama, Wilmington Trust Company and the Company

10.58	Amendment No. 3 to Master Lease Agreement dated November 12, 2009, by and among The Employees’ Retirement System of Alabama, The Teachers’ Retirement System of Alabama, Wilmington Trust Company and the Company

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WISE METALS GROUP LLC

Dated: November 16, 2009	/s/ DAVID D’ADDARIO
David D’Addario Chairman and Chief Executive Officer

/s/ KENNETH STASTNY
Kenneth Stastny Chief Financial Officer