Form 10-K
period 2009-12-31
Wise Metals Group LLC
filed 2010-03-31
CIK 1297014

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2009

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

Wise Alloys

Wise Alloys is the third largest producer of aluminum beverage can stock in the world based on The Aluminum Association, Inc., a trade association for producers of primary aluminum and semi-fabricated aluminum products and recyclers. Alloys contributed 88% of the total revenue of Wise Metals Group in 2009. Beverage can stock is aluminum sheet specifically designed and engineered for the production of aluminum beverage cans. We supplied a significant portion of the North American market for aluminum beverage can stock as measured by volume, and we own one of only five beverage can stock facilities in North America, which provides valuable capacity to a consolidated industry. Our can stock customers include Ball Corporation, Crown Holdings, Inc. Rexam PLC and Anheuser-Busch, Incorporated. Our beverage can stock customers produce aluminum cans for the largest brewers and carbonated soft drink bottlers in North America. In addition, we produce food can stock and semi-fabricated aluminum sheet for building and construction, transportation and other markets. In 2009, we derived 7% of our revenues from customers outside the United States.

The aluminum beverage can industry is a consolidated and mature industry which has experienced consistent historical stability. Four principal competitors, Ball, Crown, Rexam and Metal Container Corporation, the can-making subsidiary of Anheuser-Busch Companies, Inc., account for nearly all of the production volumes of aluminum beverage cans in North America. Over the past ten years, the compounded annual growth rate for the United States beverage can market has been stable. In addition to our Listerhill facility in Muscle Shoals, Alabama, the only other facilities in North America that have the capability to produce aluminum beverage can stock are operated by two companies, Alcoa, Inc. and Novelis, Inc. which was spun off by Alcan, Inc. in January 2005. The newest of these facilities was built in the mid-1980’s and we are unaware of any plans to build additional facilities in North America to serve the can stock industry. Factors that have led to the consolidation in the industry and our expectation of limited new entrants include substantial capital requirements, lengthy customer qualification procedures and Food and Drug Administration regulations concerning beverage can coatings for bottlers. Most importantly, customers’ stringent requirements for thinner gauge can stock and higher quality can stock have surpassed the technical capabilities of most rolling mill operators. Furthermore, there historically have been virtually no foreign shipments of aluminum beverage can stock to North America primarily due to product quality requirements.

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

Aluminum feedstock purchases comprised approximately 60% of our cost of sales in 2009 for our Alloys operations, with scrap comprising a significant percentage of those total aluminum purchases. Historically, scrap has been a lower cost input for the production of our products than prime aluminum because our scrap reclamation assets are integrated into our production process and because scrap has generally been sold at a discount to prime aluminum. We have scrap purchase arrangements with our key customers through which we purchase scrap aluminum generated by their can production processes. These scrap purchase arrangements provided us with approximately 12% of our scrap aluminum requirements in 2009. We also obtain scrap from our scrap collection subsidiary, Wise Recycling, which provided us with approximately 24% of our scrap aluminum requirements in 2009. In addition, in September of 2009, we entered into a multi-year supply agreement with Anheuser-Busch Recycling Company, or ABRC, in which ABRC agreed to provide a significant portion of our scrap aluminum requirements starting in 2010. Any remaining scrap aluminum requirements are met by independent suppliers and brokers. We believe that our current supply arrangements will satisfy the large majority of our scrap aluminum needs and to the extent that we would need to purchase scrap aluminum on the open market, as one of the largest purchasers of used beverage containers, or UBCs, in North America, we believe that our purchasing power provides us with the ability to negotiate favorable terms and conditions with our suppliers and enhance our operating margins.

Wise Metals’ subsidiary, Listerhill Total Maintenance Center, (“TMC”), provides maintenance, repairs and fabrication to manufacturing and industrial plants worldwide ranging from small on-site repairs to complete turn-key maintenance as well as providing machine shop services to Wise Alloys. TMC specializes in servicing and repairing electric turbines for the Tennessee Valley Authority (“TVA”) and others. TMC is actively expanding the business outside of the power generation into mining equipment and other large-scale projects.

Wise Metals Group formed a wholly owned subsidiary, Alabama Electric Motor LLC (“AEM”), for the purpose of acquiring substantially all of the assets and liabilities, including equipment, inventory, real property, and notes payable of Alabama Electric Motor, Inc. on September 29, 2008. Located in Sheffield, Alabama, AEM has a very strong regional reputation in repairing and rewinding of electric motors. They also sell retail motors and assemble electrical control panels. TMC presently subcontracts work to AEM and also refers business to AEM when motor work is needed on a TMC jobsite. Wise Alloys represents roughly 94% of their ongoing work and the new railcar facility in the area presents opportunity to the growth of the business.

Market Overview and Competitive Environment

Wise Alloys competes principally in the rolled aluminum sheet product market. This market in North America is believed to consist of approximately 10 billion pounds of aluminum shipments annually in segments such as packaging, automotive, building and construction and original equipment manufacturing. The rolled aluminum market is somewhat fragmented, with numerous domestic competitors serving a number of different markets according to industry data. We principally serve the packaging segment, which represents approximately 45% of rolled aluminum sheet products. In addition, production began in 2009 related to a capital project to expand one of our cold mills and diversify our product offerings to include wider coil to supply the 14-out market.

The aluminum beverage can stock market is highly concentrated and competitive. The top manufacturers of aluminum beverage cans in North America in 2009 were Ball, Crown, Metal Container and Rexam. These manufacturers are supplied with aluminum beverage can stock (aluminum sheet for body stock, tab and ends) by four principal suppliers: Novelis, Alcoa, ARCO and Wise Alloys.

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

The following table sets forth our rolled aluminum product distribution for the past three years:

	Year ended December 31,
	2009	2008	2007
Body Stock	60%	58%	58%
End Stock	27	26	13
Tab Stock	3	2	2

Beverage Can Stock	90	86	73
Food Container	5	6	6
Trailer Roofing	1	2	3
Other	4	6	18

Total	100%	100%	100%

Total pounds billed (in millions)	432 (a)	566 (a)	544 (a)

(a)	Total pounds billed do not include Wise Recycling billings to third parties of 170.3 million in 2009, 219.8 million pounds in 2008, and 163.2 million pounds in 2007.

Beverage can shipments decreased from 2008 to 2009 due to lower domestic shipping levels resulting from negotiated volume reductions offset by customer price concessions as well as a weak commercial product market. Beverage can shipments increased from 2007 to 2008 due to higher export sales of end stock.

Customers

Ball is the largest beverage can manufacturer in the United States. In 2009, we supplied Ball with approximately 59% of our Listerhill facility’s total plant output. Our Listerhill facility has served selected Ball manufacturing facilities since 1965. Shipments to Ball decreased approximately 17% from 2008 to 2009 due to contractual decreases.

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

In 2009, we shipped approximately 15% of our Listerhill facility’s total plant output to Crown. Shipments in 2009 were approximately 12% lower than shipments for 2008 due to market conditions resulting in lower demand.

In 2009, we shipped approximately 7% of our can stock to Rexam down from approximately 10% of our can stock from 2008. 2009 included a decrease in foreign shipments.

In 2009, we shipped approximately 7% of our can stock to Nafcel. We shipped approximately 10% of or can stock volume to Nafcel in 2008. The 2009 reduction resulted from reduced contractual volume.

In 2009, we shipped approximately 29% of our can stock to international locations of which 22% was sold to domestic customers and 7% was sold to international customers . We have a large number of customers for common alloy products for the commercial distributor and building and construction markets. Our marketing efforts in this segment are intended to develop and diversify our customer base for these products.

In 2009, we entered into a multi-year supply agreement with Anheuser-Busch, Incorporated, or ABI, to provide can stock to ABI commencing on January 1, 2010 through December 31, 2012.

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

Operations

Aluminum Sheet Operations

We believe that our Listerhill facility is one of the most technologically advanced and flexible manufacturing facilities in the United States aluminum sheet industry. The facility’s features include state-of-the-art gauge control and closed-loop shape control systems, as well as state-of-the-art surface inspection systems. Our Listerhill facility’s hot-mill rolling speed is equal to industry standards, while the cold-mill rolling speed is competitive with that of our leading competitors. One of our four coating lines can coat wide-width aluminum sheet at a high speed. In addition, we recently completed a capital project to expand one of our cold mills and expand our product offerings to include wider coil to supply the 14-out market. Our ability to supply the 14-out market has helped us to secure supply contracts with our customers, including Anheuser-Busch. These investments strengthened our facility’s competitive position by improving its product quality, increasing its processing capacity and reducing its operating costs. Since 2005, we have incurred maintenance expenditures ranging from approximately $32 to $45 million annually, comprising between $15 million and $21 million in part replacements and contractor costs and between $17 million and $24 million in employment costs. In 2009, we spent $15 million in part replacements and contractor costs and $17 million in employment costs. In addition, our capital expenditures, primarily for equipment and related upgrades, have averaged $18.0 million annually since 2005. Our facility’s features include a technologically advanced electromagnetic cast house, which is the only multiple station unit in the industry; a pusher furnace; hot mills with 116-inch width capability; four cold mills; an annealing line; a coating line and inspection and gauge control systems; and surface inspection systems. Our rolling capabilities have allowed us to meet our customers’ increasing demands for thinner gauge aluminum sheets and their increasingly stringent quality controls, unlike some of our former competitors. For instance, Listerhill is one of only two North American facilities capable of rolling the widths necessary for trailer roofs. In addition, our electromagnetic casting facilities and cold mills also give us superior flexibility to produce customized runs of limited quantity products with shorter production lead times in a cost effective manner. These shorter runs enable us not only to meet our can stock customers’ demands for special seasonal or promotional products or innovative new products with a limited initial market, such as energy drinks, but also efficiently produce common alloy products, such as StarBright™, an aluminum tread product used in truck beds and linings.

Suppliers and Materials

The raw materials used by our aluminum sheet business are generally available from several sources. We utilize a mix of scrap aluminum and prime aluminum. Our supply of raw materials satisfies our current production requirements. One of our key competitive advantages in the production of can stock is our use of scrap aluminum for a large portion of our aluminum requirements. Aluminum can body stock can be manufactured with UBCs (used beverage cans) comprising up to 95% of the metal used. As we are capable of processing and recycling UBCs in an efficient manner and the use of scrap is nearly always less expensive than utilizing primary aluminum to produce the alloy required for producing can sheet, we believe that our high utilization of scrap provides us with a cost advantage over our competitors. In 2009, we satisfied approximately 58% of our raw material requirements from scrap aluminum, of which approximately 75% was composed of UBCs, 12% was scrap purchased from our customers and 13% was all other scrap including recycled sheet ingot and electric cable. In 2009, approximately 7% of our scrap aluminum requirements were supplied through our scrap collection segment, Wise Recycling. In 2009, we also entered into a multi-year supply agreement with Anheuser-Busch Recycling Company, or ABRC, where ABRC agreed to provide a significant portion of our UBC requirements starting in 2010. We expect that a significant amount of our scrap aluminum requirements will continue to be sourced through scrap purchase arrangements with ABRC, our can sheet customers, and purchases through WiseRecycling and third party suppliers. We expect to obtain the remaining balance, if any is needed, of our scrap aluminum requirements from our established network of independent scrap dealers and brokers throughout the United States. We believe we are the largest purchaser of UBCs in North America, and as a result, we believe this allows us to have better pricing with our vendors. We obtain prime aluminum from brokers throughout the United States and directly from foreign and domestic producers.

We purchase our electrical requirements from the TVA. Effective in January 2005, we began purchasing our natural gas from Atmos Energy Marketing and successfully negotiated a reduction in the cost of delivery with another pipeline.

Subsequent to December 31, 2009, we created Alabama Spares and Parts, LLC, or ASAP, a wholly owned subsidiary for the purpose of managing our spare parts inventory and more effectively and efficiently purchasing spare parts on the open market. ASAP’s operations are managed by a third party management company with the market knowledge and purchasing power to streamline purchasing and achieve lower costs. See Note 13 to the consolidated financial statements.

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

Wise Recycling

Wise Recycling was formed in 1998 when Wise Metals purchased the Reynolds Aluminum Recycling division from Reynolds Metals. Wise Recycling is one of the largest aluminum scrap recyclers and one of the largest direct-from-the-public collectors of UBCs in the United States. As well as acting as a low-cost supplier of used beverage container scrap for our aluminum processing operations, Recycling collects and sells copper, brass, aluminum and other scrap including ferrous, which is sold to third parties. In 2009, this segment recycled over 1.7 billion UBCs and contributed 11% of the total net sales of Wise Metals Group.

The following table shows distribution by metal type for the past three years:

	Year ended December 31,
	2009	2008	2007
Copper & brass	13%	13%	14%
Aluminum	16	22	21
Other scrap including ferrous	46	40	23

Total third party sales	75	75	58
Intercompany aluminum UBC sales to Wise Alloys	25	25	42

Total	100%	100%	100%

Total pounds billed (in millions)	228	293	283

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

Customers

Wise Recycling currently sells ferrous and non-ferrous scrap to third parties. In 2009, Recycling sold 170 million pounds of scrap to third parties. There is no single customer who contributes 10% or more to Recycling’s revenue.

Operations, Suppliers and Materials

In 2009, Wise Recycling recycled over 1.7 billion UBCs. Recycling has developed a collection process that utilizes both direct acquisitions from scrap dealers and industrial accounts, as well as from the actual consumer, i.e. off-the-street. The collection process is centered through its seven shipping/regional centers which act as hubs for a total of 38 service and convenience centers. The regional shipping centers process and upgrade, by packaging the material to meet specific customer needs, the various metals collected at their respective area service and convenience centers.

Wise Metals Group

The following discusses matters relating to our business in general.

Research and Development

We engage in research and development programs that include aluminum sheet production process and product development and basic and applied research. We believe that these programs can lead to more cost-effective manufacturing systems that contribute to improvements in quality and operating efficiencies as well as new products. We conduct our research and development activities at our Listerhill facility. Expenditures for our research and development activities were $0.7 million in 2009. We fund substantially all our research and development expenses through operations.

Employees

As of December 31, 2009, we had 669 employees at Alloys’ Listerhill facility. Approximately 74% of these employees are engaged in production and 26% in sales, marketing, product support and general administration. Approximately 74% of these employees are represented by unions and are covered by collective bargaining agreements that will expire on November 1, 2012. In addition, as of December 31, 2009, we had 30 Wise Group employees, 28 at AEM, 158 employees at TMC and 122 employees at Recycling.

Environmental Matters

Our operations are subject to numerous and increasingly stringent federal, state and local laws and regulations governing protection of the environment, including those relating to air emissions, wastewater and storm water discharges, the handling, disposal and remediation of hazardous substances and wastes, and public and employee health and safety. Our operations involve the management of hazardous materials and the use of above ground and underground storage tanks containing materials that are subject to requirements of the federal Resource Conservation and Recovery Act (“RCRA”), and comparable state statutes. Under such statutes, investigation or remediation may be necessary in the event of leaks or other discharges from current or former underground or aboveground storage tanks or other sources. Our operations involving air emissions and wastewater and storm water discharges are subject to the Clean Air Act and Clean Water Act, respectively.

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

Our operating expenditures relating to environmental requirements in 2009 were approximately $4.5 million and are expected to be similar in 2010. Future environmental regulations, including those under the Clean Air Act and Clean Water Act, or more aggressive enforcement of existing regulations, may result in stricter compliance requirements for us and for the aluminum industry in general. Additionally, evolving regulatory standards and expectations can result in increased litigation and/or increased costs.

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

We are also party to an Environmental Cooperation Agreement (“ECA”), with Alcoa, which is Reynolds’ successor. The ECA addresses, among other things, the use of a surface water ditch system by both us and Alcoa, the use of process water retention ponds on Alcoa’s property and certain surface drainage easements across our property. The ECA was set to expire in December 2009, with automatic two year renewal periods unless either party elects to terminate, in which event the ECA will terminate one year following such election. Neither party elected to terminate the agreement. Under the ECA, each party defends and indemnifies the other against claims arising from its own violations of any applicable environmental laws, its handling, use, or disposal of hazardous materials at the Listerhill facility, a breach of any warranties, representations or covenants in the agreement, or damage or loss to property and injury to or death of any persons.

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

Climate change, climate change legislation or regulations, and greenhouse effects may adversely impact Wise’s operations and markets

Energy is a significant input in a number of Wise’s operations. There is growing recognition that energy consumption is a contributor to global warning, greenhouse effects and potential climate change.

A number of governments or governmental bodies have introduced or are contemplating legislative and regulatory change in response to the potential impacts of climate change including pending U.S. legislation that, if enacted, would limit and reduce greenhouse gas emissions through a “cap and trade” system of allowances and credits, among other provisions. In addition, the U.S. Environmental Protection Agency (EPA) has for the first time required large emitters of greenhouse gases to collect and report data with respect to their greenhouse gas emissions. EPA also has proposed to regulate greenhouse gas emissions under the Clean Air Act. There is also current and emerging regulation, such as renewable energy requirements. Wise will likely see changes in the margins of greenhouse gas-intensive assets and energy-intensive assets as a result of regulatory impacts. These regulatory mechanisms may be either voluntary or legislated and may impact Wise’s operations directly or indirectly through customers or Wise’s supply chain. Inconsistency of regulations may also change the attractiveness of the locations of some of the company’s assets. Assessments of the potential impact of future climate change legislation, regulation and international treaties and accords are uncertain, given the wide scope of potential regulatory change in the U.S. Wise may realize increased capital expenditures resulting from required compliance with revised or new legislation or regulations, costs to purchase or profits from sales of, allowances or credits under a “cap and trade” system, increased energy costs, increased insurance premiums and deductibles as new actuarial tables are developed to reshape coverage, a change in competitive position relative to industry peers and changes to profit or loss arising from increased or decreased demand for goods produced by the company and indirectly, from changes in costs of goods sold.

The potential physical impacts of climate change on the company’s operations are highly uncertain, and will be particular to the geographic circumstances. These may include changes in rainfall patterns, shortages of water or other natural resources, changing sea levels, changing storm patterns and intensities, and changing temperature levels. These effects may adversely impact the cost, production and financial performance of Wise’s operations.

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

Some statements and information contained in this Form 10-K are not historical facts, but are “forward-looking statements,” as such term is defined in the Private Securities Litigation Reform Act of 1995. These forward-looking statements can be identified by the use of forward-looking words such as “believes,” “expects,” “plans,” “may,” “will,” “would,” “could,” “should,” or “anticipates” or the negative of these words or other variations of these words or other comparable words, or by discussions of strategy that involve risks and uncertainties. Forward-looking statements may differ from actual future results due to, but not limited to, those factors referenced under “Risk Factors” and/or any of the following factors:

•	sales to our major customers,

•	our ability to successfully meet the production requirements under our existing customer supply contracts,

•	competition from non-aluminum sources of packaging,

•	our relationship with our employees and labor unions,

•	general economic conditions, including those affecting our ability to obtain financing,

•	conditions in the capital markets, or in industry conditions, including those affecting our customers and suppliers,

•	technological developments,

•	aluminum demand and prices, and the market for scrap aluminum,

•	changes in consumer tastes and preferences,

•	cost and availability of raw materials and energy,

•	environmental regulations to which our operations are subject,

•	potential climate change, climate change legislation or regulations, and greenhouse effects of our operations and markets,

•	changes in our credit rating or in the rating of our indebtedness,

•	changes in accounting policies or practices adopted voluntarily or as required by regulations or generally accepted accounting principles,

•	our ability to attract and retain executives and other key personnel, and

•	international commerce with our new sales agreements.

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

Aluminum purchases and related alloying agents represented approximately 60% of our cost of sales in 2009. Prime aluminum costs fluctuate over time. We reduce our exposure to aluminum price fluctuations by seeking to pass cost increases to customers through an indexed sales pricing mechanism, by keeping sufficient inventory on hand and/or by fixing the cost of metal through forward contracts on the London Metal Exchange (“LME”) based on the cost of prime aluminum. We seek to reduce our exposure to increases in aluminum prices over the contracted price by purchasing or committing to purchase aluminum at relative fixed prices. We seek to protect ourselves against price fluctuations in prime aluminum contracts both by purchasing and selling futures contracts and through the use of options contracts to effectively match our customer and supplier commitments. These transactions may require us to post cash pursuant to margin calls. However, there can be no assurance that we will be successful in our efforts to use these types of derivative transactions to help manage fluctuations in prime aluminum prices. These transactions do not qualify for hedge accounting treatment under GAAP.

In addition, we are further exposed to counter-party performance risk in adverse market conditions in the event of non-performance by a supplier, customer or LME broker and could suffer significant financial losses as a result.

Our processing-based business model seeks to take advantage of the lower price of scrap aluminum compared to prime aluminum to provide a cost-competitive product. To the extent the discount between the LME’s quoted primary aluminum price and scrap price narrows, our competitive advantage is reduced. We cannot make use of financial markets to effectively hedge against reductions in this discount as this market is not readily available. If the difference between the price of prime and scrap aluminum is narrow for a considerable period of time, or, if we are unable to successfully manage the risks associated with fluctuations in the price of prime aluminum, our profitability could decline. Derivative transactions may require us to post cash pursuant to margin calls. Significant losses could occur if we entered into a derivative transaction that became unprofitable because a significant customer reduced orders.

A decrease in sales to a major customer could adversely affect our business.

We derived approximately 65% of our total revenues in 2009 from sales to two customers. In 2010, we anticipate that approximately 76% of our total revenues will be derived from sales to two customers. Our customers, typically under long-term supply agreements, have the ability to reduce their purchases from us if our product quality declines or if we fail to perform under a material provision of our supply agreements. There is no guarantee that we will be able to meet the demands of our supply contracts in the future. There is also no guarantee that we will be able to renew these supply agreements on favorable terms, or at all. In addition, the amount of aluminum can stock and other products we sell under this agreement could decrease. The loss of a major customer, our inability to meet the requirements of our supply contracts or decreases in a customer’s levels of purchases from us for any reason, including a customer’s closing or sale of a plant, a sale of its business, a strike or work stoppage by its employees or financial difficulties, or an adverse change in the terms of the supply arrangements could have a harmful effect on our business.

Our ability to meet the requirements of our customer supply contracts is uncertain.

We have recently entered into long-term customer supply contracts to sell substantially all of our production capacity beginning in 2010. If we experience any interruption in our production, any decrease in the quality of our production, or are otherwise unable to maintain our projected production levels, our ability to meet our production obligations under these agreements will be seriously impaired. If we are unable to meet our production obligations under these agreements, our customers may be able to decrease their orders, find alternate supplies of can stock or terminate the agreements altogether.

The loss of our raw materials sources could hurt our business.

Our aluminum can stock production operations use various raw materials, including scrap aluminum and prime aluminum. Unlike Alcoa, we are not an integrated producer of aluminum. Accordingly, our ability to produce competitively priced aluminum products depends on our ability to procure a competitively priced supply of scrap and prime aluminum in a timely manner. In 2010 and beyond, we expect that a significant amount of our scrap aluminum supply requirements will be met through our UBC supply agreement with Anheuser-Busch Recycling Company (“ABRC”), and any remaining requirements will continue to be sourced through scrap purchase arrangements with our customers and acquisitions of scrap aluminum from our Wise Recycling segment and from third party suppliers. We obtain prime aluminum from brokers throughout the United States and directly from foreign and domestic producers. While we believe that these sources of raw materials are sufficient to meet our current operating requirements, we cannot assure that we will be able to timely procure competitively priced aluminum or that we will not experience shortages due to the interruption of supply. In addition, if either Alcoa or Novelis significantly increases its purchases of scrap aluminum, we may experience difficulty in obtaining our raw materials at the price discount that scrap has had traditionally over prime aluminum. Furthermore, our ability to obtain scrap aluminum at reasonable prices may be adversely affected by our inability to perform under our UBC supply agreement with ABRC or rising prices of scrap aluminum due to a rise in foreign demand for scrap aluminum. The recent trend of increased copper and steel scrap consumption by China and other foreign countries could extend to aluminum scrap.

Our operations require substantial amounts of energy and raw materials and, as a result, our profitability may decline if energy and/or commodity costs increase, or if these supplies are interrupted.

We consume substantial amounts of energy in our operations. Energy costs constituted approximately 5% of our overall cost of sales in both 2009 and 2008. Excluding metal costs, energy represented approximately 14% and 20% of our conversion costs in 2009 and 2008, respectively. Although we generally expect to meet our energy requirements from our long-term natural gas and electricity contracts, we have been and could again be adversely affected by increases in the costs in natural gas and/or electricity, interruptions in energy supply due to equipment failure, hurricanes, or other causes, and by our inability to extend the contracts upon expiration on economical terms. For example, we suffered interruptions in our supply of natural gas in 2005 because of hurricanes Katrina and Rita. We buy natural gas on a forward basis to minimize risk of rising prices, but we may not always be able to do so successfully. Except to the extent we are able to protect ourselves against fluctuations in gas prices, every $1.00 change per mmBTU in the price of gas would affect our annual net income by approximately $3.8 million based on our 2009 usage levels. In addition, an outbreak or escalation of hostilities between the United States and any foreign power and, in particular, a prolonged armed conflict in the Middle East, could result in a real or perceived shortage of oil and/or natural gas, which could result in an increase in the cost of natural gas or energy generally. If energy costs were to rise, or if energy supplies or supply arrangements were disturbed, our profitability may decline.

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

Outside of aluminum, our operations require substantial materials and supplies, many of which are subject to cost increases due to increasing commodity costs used in the production of these supplies and materials. These materials account for approximately 11% of cost of sales. In addition, metal costs include costs for non-aluminum hardeners and alloying agents such as magnesium and manganese. These materials comprise approximately 4% of metal costs and are subject to volatile commodity pricing and resulting cost increases. The price increases that we are able to achieve from our customers may not be sufficient to offset the effects of these rising input costs.

A business interruption at our Listerhill facility could significantly harm our operations.

Our beverage can stock production is concentrated entirely at our Listerhill facility. We depend on the equipment and facilities at Listerhill for the production of our beverage can stock and other aluminum sheet products. If our equipment or operations at Listerhill or portions thereof were disabled, our ability to manufacture beverage can stock products could be impaired or interrupted for an indefinite period or could cease altogether and cause us to fail to meet our production obligations to our customers which could have a material adverse effect on our financial condition. Business interruption insurance proceeds may not fully compensate us for damage to our equipment and facilities, lost profits and lost market share. We currently also have property casualty insurance for our Listerhill facility. However, the policy is subject to limits and exclusions.

The beverage can stock industry is highly concentrated and our competitors have greater resources.

The market for beverage can stock products is highly concentrated. Competitors such as Novelis and Alcoa, each with an approximate one-third market share, have market presence, operating capabilities and financial, personnel and other resources that are substantially greater than our own. Also, Alcoa is a fully integrated competitor who supplies its own prime aluminum for use in producing beverage can stock. They may also affect prices for scrap aluminum by making purchases of scrap aluminum. These competitors can develop their technologies more quickly, take advantage of acquisition and other opportunities more readily, produce their own supply of aluminum and devote greater resources to the marketing and sale of their products and services than we can. They may be able to purchase raw materials at a lower cost because of their size. Finally, the financial resources and excess capacity of our major competitors may give them the ability to reduce their prices for an extended period of time. Any of these factors may reduce the prices we can charge for our products, lower our gross margins and cause us to lose market share. We cannot assure that we will be able to compete successfully in these circumstances.

We are subject to competition from non-aluminum sources of packaging.

Although aluminum maintains the largest overall share among packaging materials of the U.S. beverage container industry, it faces increasing competition from other packaging materials such as plastics and glass. We face continued competition from plastic packaging producers (primarily HDPE and PET) in the soft drink and juice segment of the beverage packaging industry. PET increased its market share of the U.S. beverage container market from an approximate 19% market share, as measured by number of containers, in 1997 to an approximate 26% market share in 2002 and was approximately at a 31% market share in 2007 based on information provided by the Freedonia Group as reported by the Can Manufacturers Institute (“CMI”). Some manufacturers and consumers prefer PET to aluminum because of its clarity, availability in multiple sizes and ability to be resealed. In addition, glass accounted for approximately 13% of beverage container demand in 2002 with little expected increase in market share by 2009 as reported by CMI. If plastic and/or glass and/or other new products increase their respective market shares, demand for our products may decrease significantly. For the years ended December 31, 2009 and 2008, 90% and 85%, respectively, of our sales volume at Wise Alloys was from beverage can stock and we expect to derive a significant portion of our revenues from these sales in the future. If demand for these products decreased, our profits and cash flows could be reduced.

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

We have begun the development of higher value-added and intermediate products that complement our aluminum beverage can stock production. For example, we also process aluminum sheet for use in food containers, trailer roofing and air conditioner and refrigerator components. Commercial product volume for the years ended December 31, 2009, 2008 and 2007 were 22.3 million, 48.5 million and 112.5 million pounds, respectively. We have also completed a capital project to expand one of our cold mills and expand our product offerings to include wider coil to supply the 14-out can sheet market. In addition, we have begun to supply intermediate aluminum products to other industry participants. Intermediate aluminum products are products that we sell to customers before they have undergone final processing. We cannot assure you that we will be successful in further developing these products and in entering into new markets. We may experience design, manufacturing, marketing or other difficulties that could delay or prevent the development, introduction or commercialization of any new products. Development of these products and entry into new markets may require greater capital resources than we currently anticipate. We cannot guarantee when or whether these new products will be widely introduced or fully implemented, that they will be successful when they are introduced or that customers will purchase the products offered. If these products or services are not successful or the costs associated with implementation and completion of the rollout of these products or services materially exceed those currently estimated by us, our results of operations may suffer.

Environmental requirements could adversely affect our financial condition and our ability to conduct our business.

Our operations are subject to numerous and increasingly stringent federal, state and local laws and regulations governing protection of the environment, including those relating to air emissions, wastewater and storm water discharges, the handling, disposal and remediation of hazardous substances and wastes, and public and employee health and safety. Our operations involve the management of hazardous materials and the use of aboveground and underground storage tanks containing materials that are subject to requirements of the federal Resource Conservation and Recovery Act, (“RCRA”), and comparable state statutes. Under such statutes, investigation or remediation may be necessary in the event of leaks or other discharges from current or former underground or aboveground storage tanks or other sources. Our operations involving air emissions and wastewater and storm water discharges are subject to the Clean Air Act and Clean Water Act, respectively. Similar to many of our competitors, we have incurred and will continue to incur capital and operating expenditures and other costs in complying with such laws and regulations. Our operations also involve the risk of the release of hazardous materials into the environment. In addition, we send material to third party recycling, treatment, and/or disposal facilities. The Comprehensive Environmental Response, Compensation, and Liability Act of 1980 and comparable state statutes can impose strict, and under some circumstances joint and several, liability upon entities that send materials to third party facilities for investigation and remediation of contamination, as well as upon the owners and operators of sites at which soil or groundwater contamination is identified. We have not received any notice of such potential liability at any such facilities. Future environmental regulations, including those under the Clean Air Act and Clean Water Act, or more aggressive enforcement of existing regulations, may result in stricter compliance requirements for us and for the aluminum industry in general.

In connection with our acquisition of the Listerhill facility in 1999, a consultant performed a soil and groundwater investigation (“Phase II Report”) to identify any environmental issues at the various plants that comprise the Listerhill facility. That Phase II Report identified certain on-site environmental areas of concern that may potentially require investigation or remediation and provided a then-present value estimate of approximately $18 million to address them. Pursuant to the Listerhill facility purchase agreement, the prior owner of the Listerhill facility, Reynolds, now Alcoa, is required to perform the work necessary and to indemnify us against the environmental matters required by applicable law to be addressed and identified in the Phase II Report and any other such environmental liabilities attributable to Reynolds that were identified on or before March 31, 2004, subject to certain limitations. Alcoa disagrees with the cost estimates contained in the Phase II Report and has stated that it estimates that the environmental issues identified in the Phase II Report will cost less than $18 million to remediate. Although Alcoa has conducted some on-site environmental investigations and sampling and has submitted reports to ADEM regarding most of the on-site areas of concern, it has not yet commenced cleanup activities with respect to many of the areas of concern.

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

Mostly all of our hourly-paid employees are represented by labor unions under three collective bargaining agreements. We may not be able to satisfactorily renegotiate our labor agreements when they expire on November 1, 2012. On November 1, 2007, the Company outsourced its maintenance function through a long-term alliance contract with ABB, Inc., an international company specializing in maintenance in a manufacturing environment. In addition, although we consider our employee relations generally to be good, our existing labor agreements may not prevent a strike or work stoppage at our facility in the future, and any such prolonged work stoppage could have a material adverse effect on our financial condition and results of operations. See Item 1, “Business — Employees.”

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

As of December 31, 2009, Silver Knot, LLC, owns approximately 75% of the common membership interests of Wise Group. David D’Addario, CEO, Chairman and a Manager of Wise Group, controls Silver Knot and Greg Garvey, a Manager of Wise Group is also a member of Silver Knot. The board of Wise Group contains no independent managers. Mr. D’Addario and Mr. Garvey have the ability to affect certain corporate transactions, including mergers, consolidations and the sale of all or substantially all of Wise Group’s assets. Their interests could diverge from the interests of other members.

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

We have substantial debt and, as a result, significant debt service obligations. As of December 31, 2009, we had approximately $429.2 million of debt outstanding, including $242.9 million under our revolving and secured credit facility, and outstanding letters of credit in the amount of $1.0 million. Our availability at December 31, 2009 was $25.1 million under our revolving and secured credit facility. Subject to certain restrictions set forth in our revolving and secured credit facility and the indenture, we may incur additional indebtedness in the future. Our substantial level of debt and debt service obligations could:

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

Though, subsequent to December 31, 2009, we extended the maturity date of our revolving and secured credit facility to May 5, 2011, our ability to make scheduled payments of principal of, to pay interest on, or to refinance our indebtedness, and to satisfy our other debt obligations will depend upon our future operating performance, which may be affected by general economic, financial, competitive, legislative, regulatory, business and other factors beyond our control. We will not be able to control many of these factors, such as the economic conditions in the markets in which we operate and initiatives taken by our competitors. In addition, there can be no assurance that future borrowings or equity financing will be available for the payment or refinancing of our indebtedness. If we are unable to service our indebtedness, whether in the ordinary course of business or upon acceleration of such indebtedness, we may be forced to pursue one or more alternative strategies, such as restructuring or refinancing our indebtedness, selling assets, reducing or delaying capital expenditures or seeking additional equity capital. There can be no assurance that any of these strategies could be affected on satisfactory terms, if at all.

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

Liquidity risk is the potential that the Company will be unable to meet its obligations as they become due or capitalize on growth opportunities as they arise because of an inability to liquidate assets or obtain adequate funding on a timely basis, at a reasonable cost and within acceptable risk tolerances. Our access to funding sources in amounts adequate to finance our activities could be impaired by factors that affect us specifically or the financial services industry in general, including a decrease in the level of our business activity due to a market downturn.

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

The following table presents certain information regarding our owned and leased facilities as of December 31, 2009:

Location	Estimated Square Feet	Use	Owned/ Leased	Lease Expiration Date
Wise Metals Group Facilities
Linthicum, MD	6,394	Offices	Leased	March 2013

Wise Alloys Facilities
Muscle Shoals, AL	4,000,000	Alloys Plant	Owned
	215,000	Alabama Reclamation Plant	Owned
	115,000	Southern Reclamation Plant(1)(2)	Owned
	300,000	Sheffield Coating Plant(2)	Leased	March 2098
	30,928	Sewage Treatment Plant(2)	Leased	March 2098
	48,840	Drinking Water Plant(2)	Leased	March 2098
	33,105	Locomotive Shed and Maintenance Building(2)	Leased	March 2098

Wise Recycling Facilities
Albuquerque, NM	32,500	Recycling Service Center	Leased	February 2017
Bristol, VA	31,800	Recycling Service Center	Owned
Bristol, VA	52,800	Recycling Service Center	Leased	July 2019
Charlotte, NC	45,084	Recycling Service Center	Leased	April 2020
Commerce, CA	72,105	Recycling Warehousing Operation(3)	Leased	January 2010
Denver, CO	18,260	Recycling Service Center	Owned
Lexington, KY	43,000	Recycling Service Center	Leased	February 2011
Lexington, KY	98,167	Recycling Service Center	Leased	July 2019
Pensacola, FL	10,900	Recycling Service Center	Leased	November 2015
Raleigh, NC	40,000	Recycling Service Center	Leased	March 2012

(1)	The plant is owned; certain portions of the land are leased from Alcoa. The lease on the land expires March 2098.
(2)

The leases on these plants are subject to certain change of control and consent provisions. Under the terms of the lease related to the Southern Reclamation Plant, Alcoa has the right to terminate the lease if we sell, transfer or assign the lease of the Southern Reclamation plant without Alcoa’s prior consent. Under the terms of the lease related to the sewage treatment plant, Alcoa has the right to terminate the lease prior to its expiration date if we cease to operate the sewage treatment plant, cease to provide sewage treatment services to Alcoa or sell, transfer or assign the lease of the sewage treatment plant without Alcoa’s prior consent. Under the terms of the lease related to the drinking water plant, Alcoa has the right to terminate the lease prior to its expiration date if we cease to provide drinking water services to Alcoa, cease to operate the drinking water plant or sell, transfer or assign the lease of the drinking water plant without Alcoa’s prior consent. Under the terms of the lease related to locomotive shed and maintenance buildings and the related buildings and the related real property, Alcoa has the right to terminate the lease prior to the expiration date if we cease to operate our Listerhill facility, the Alabama Reclamation Plant, the Southern Reclamation Plant or the Sheffield Coating Plant or we sell, transfer or assign the lease for our Listerhill facility, the Alabama Reclamation Plant, the Southern Reclamation Plant or the Sheffield Coating Plant without Alcoa’s prior consent.

(3)	The lease for the Recycling Warehouse located in Commerce, CA expired in January 2010 and was not renewed.

Item 3.	Legal Proceedings

The Company is a defendant from time to time in various legal actions arising in the normal course of business, the outcomes of which, in the opinion of management, neither individually nor in the aggregate are likely to result in a material adverse effect on the Company’s financial position, operating results and cash flows.

The Company is a defendant in an action brought by Merrill Lynch, Pierce, Fenner & Smith Incorporated pending in the New York Supreme Court, County of New York. In this action, Merrill Lynch seeks $0.9 million for out-of-pocket costs and expenses allegedly incurred pursuant to a letter agreement between Wise Metals and Merrill Lynch dated January 31, 2002, in which Merrill Lynch alleges that Wise Metals agreed to reimburse Merrill Lynch for such costs and expenses. The Company has hired counsel and is vigorously contesting this lawsuit and believes it has meritorious defenses to the claims alleged therein. The Company has filed an answer to the complaint denying the material allegations and alleging several affirmative defenses and counterclaims which exceed in amount the sum sought by Merrill Lynch. Merrill Lynch moved to dismiss the Company’s counterclaims and by an order dated December 30, 2004, the Court granted this motion, dismissed the counterclaims and permitted the Company to replead two of the counterclaims. The Company appealed, which resulted in a reversal reinstating the dismissed counterclaims. Merrill Lynch has replied to the counterclaims. The action is proceeding and is presently in the discovery stages. The Company believes that it is not currently possible to estimate the ultimate outcome of this litigation. As a result, no expense for any potential adverse outcome of this matter has been recorded in the Company’s consolidated financial statements.

Future environmental regulations, including those under the Clean Air Act and Clean Water Act, or more aggressive enforcement of existing regulations, may result in fines, penalties, or the temporary or permanent inability to operate one or more of our facilities. If that occurs, it may have a material adverse effect on the Company’s financial position, operating results and cash flows.

In connection with our acquisition of the Listerhill facility in 1999, a consultant performed a soil and groundwater investigation (“Phase II Report”) to identify any environmental issues at the various plants that comprise the Listerhill facility. That Phase II Report identified certain on-site environmental areas of concern that may potentially require investigation or remediation and provided a then-present value estimate of approximately $18 million to address them. Pursuant to the Listerhill facility purchase agreement, the prior owner of the Listerhill facility, Reynolds Metals Company (“Reynolds”), now Alcoa, Inc. (“Aloca”), is required to perform the work necessary and to indemnify the Company against the environmental matters required by applicable law to be addressed that are identified in the Phase II Report and any other such environmental liabilities attributable to Reynolds that were identified on or before March 31, 2004 subject to certain limitations. Alcoa disagrees with the cost estimates contained in the Phase II Report and has stated that it estimates that the environmental issues identified in the Phase II Report will cost less than $18 million to remediate. Although Alcoa has conducted some on-site environmental investigations and sampling and has submitted reports to ADEM regarding most of the on-site areas of concern, and it has commenced cleanup activities with respect to some of the areas of concern, Alcoa has not yet commenced cleanup activities with respect to some of the areas of concern.

The Company is also party to an ECA with Alcoa, which is Reynolds’ successor. The ECA addresses, among other things, the use of a surface water ditch system by both the Company and Alcoa, the use of process water retention ponds on Alcoa’s property and certain surface drainage easements across the Company’s property. The ECA was set to expire in December 2009, with automatic two year renewal periods unless either party elects to terminate, in which event the ECA will terminate one year following such election. Neither party elected to terminate the agreement. Under the ECA, each party defends and indemnifies the other against claims arising from its own violations of any applicable environmental laws, its handling, use, or disposal of hazardous materials at the Listerhill facility, a breach of any warranties, representations or covenants in the agreement, or damage or loss to property and injury to or death of any persons.

The Company is a defendant in an action brought by M&A Capital, LLC (“M&A”), on May 8, 2008. M&A seeks payment of alleged fees in the approximate amount of $1.8 million ($1.5 million plus prejudgment interest of 7% per annum dating back to late 2007) related to a financial advisory engagement. Wise Metals is vigorously contesting this lawsuit through its counsel and alleges that it has meritorious defenses. A jury trial is scheduled to begin on August 9, 2010. The ultimate resolution of this matter is not expected to have a material adverse effect on the Company’s financial position, operating results or cash flows.

The Company may from time to time be a party to claims and litigation associated with employment related matters. Management believes that the ultimate resolution of these matters will not have a material adverse impact on the Company’s financial position, operating results or cash flows.

As of December 31, 2009, the Company had no other known probable exposures relating to claims, environmental matters, or other legal proceedings that are expected to have a material adverse effect on the Company. There can be no assurance, however, that unanticipated events will not require the Company to increase the amount it has accrued for any matter or accrue for a matter that has not been previously accrued because it was not considered probable. While it is possible that the increase or establishment of an accrual could have a material adverse effect on the Company’s financial results for any particular fiscal quarter or year, in the opinion of management there exists no known potential exposure that would have a material adverse effect on the Company’s financial position, operating results or cash flows in subsequent periods.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

There is no publicly traded market for our common equity.

Item 6.	Selected Financial Information

The following table sets forth our selected historical and other financial data for each of the five years in the period ended December 31, 2009. You should read the following selected historical financial and other information in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operation” and our consolidated financial statements and the notes thereto included elsewhere in this Form 10-K.

	2009	2008	2007	2006	2005
	(Dollars in thousands)
Statement of Operations Data:
Net sales	$617,984	$1,136,654	$986,659	$1,038,641	$907,736
Cost of sales	677,589	1,153,158	996,265	1,087,648	914,756

Gross deficit	(59,605)	(16,504)	(9,606)	(49,007)	(7,020)
Selling, general and administrative	14,036	19,540	15,303	11,557	10,728

Operating loss	(73,641)	(36,044)	(24,909)	(60,564)	(17,748)
Interest expense and fees	(35,356)	(36,220)	(35,651)	(32,679)	(25,110)
(Loss) gain on derivative instruments(1)	(1,281)	(78)	7,059	9,387	21,240
Net loss	$(110,278)	$(72,342)	$(53,501)	$(83,856)	$(21,618)

Other Data:
Depreciation and amortization	$15,860	$15,591	$13,721	$12,580	$13,355
Capital expenditures	20,958	21,558	22,247	10,612	14,537
Total pounds billed-rolled aluminum (in millions)	432	566	544	636	661
Number of employees at end of period—Total	1,007	947	938	1,091	1,151
Number of employees at end of period—Alloys	669	624	710	895	959
Total man hours worked (in thousands)—Alloys	890	997	1,371	1,509	1,527

Balance Sheet Data (at period end):
Cash	$449	$234	$1,447	$2,280	$6,456
Broker deposits(2)	—	1,233	902	7,889	250
Property and equipment, net	104,994	103,519	92,184	84,589	86,557
Total assets	552,561	393,338	353,419	334,919	342,439
Working (deficit) capital	(235,899)	(104,177)	(17,615)	(33,918)	34,798
Total debt	429,238	348,668	326,517	344,800	290,033
Total members’ deficit	(374,478)	(266,949)	(172,971)	(121,436)	(37,130)

(1)	We have elected not to designate any of our derivative instruments as hedges. All of our derivatives are recorded at fair value in our balance sheets. Accordingly, any unrealized loss or gain is recorded in the statement of operations as of the end of each accounting period. (See Note 2 to our Consolidated Financial Statements).
(2)	Broker deposits include cash deposits with commodity brokers to cover open hedging positions. Prior to 2009 broker deposits also include $250 in restricted cash with a financial institution.

Adjusted EBITDA, as defined in the revolving and secured credit agreement, represents EBITDA, defined as earnings before income taxes, interest expense and fees, net, and depreciation and amortization, adjusted to exclude early extinguishment of debt, income from affiliate, nonrecurring items, severance charges and credits, LIFO adjustments, cumulative effect of change in accounting principle and mark-to-market adjustment for derivative contracts. Additionally, pursuant to the Company’s revolving and secured credit agreement, the Company discloses inventory values assuming a lower of FIFO cost or market basis to determine liquidity. Adjusted EBITDA is used as a supplemental measure of operating performance and liquidity by management and external users of our financial statements, such as investors and note holders, to assess:

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

Reconciliation of Net Loss to Adjusted EBITDA

	December 31
	2009	2008
Net loss	$(110,278)	$(72,342)
Interest expense and fees	35,356	36,220
Depreciation and amortization	15,860	15,591
LIFO Adjustment	(3,608)	(25,946)
Unrealized loss on derivative instruments	1,663	4,385

Adjusted EBITDA	$(61,007)	$(42,092)
LCM impact	23,048	(23,008)

Adjusted EBITDA with LCM impact	$(37,959)	$(65,100)

Reconciliation of Net Cash Used in Operating Activities to Adjusted EBITDA

	2009	2008	2007	2006	2005
Net cash used in operating activities	$(59,397)	$(227)	$(33,035)	$(47,175)	$(21,559)
Changes in working capital items and other	(36,966)	(78,085)	(28,059)	23,602	3,948
Interest expense and fees	35,356	36,220	35,651	32,679	25,110

Adjusted EBITDA	$(61,007)	$(42,092)	$(25,443)	$9,106	$7,499
LCM impact	23,048	(23,008)	—	—	—

Adjusted EBITDA with LCM impact	$(37,959)	$(65,100)	$(25,443)	$9,106	$7,499

Item 7.	Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

The information contained in this section should be read in conjunction with our consolidated financial statements and related notes and the information contained elsewhere in this Form 10-K under the captions “Risk Factors,” Selected Financial Data,” and “Business.”

Overview

We are the third largest producer of aluminum beverage can stock in the world and one of the largest aluminum and other non-ferrous scrap recyclers in the United States based on The Aluminum Association, Inc. Beverage can stock is aluminum sheet specifically designed and engineered for the production of aluminum beverage cans. We own one of only five beverage can stock facilities in North America, providing valuable capacity to meet volume demands in a consolidated industry. Our can stock customers include Ball, Crown, Rexam and Nafcel. These customers produce aluminum cans for the largest brewers and carbonated soft drink bottlers in North America including Anheuser-Busch, Incorporated (“AB”) who is also one of our customers. AB has contracted to purchase can stock from Wise and then toll it through can producers. In addition, we produce food container stock and semi-fabricated aluminum sheet for transportation and other common alloy commercial markets. Our recycling operation, Wise Recycling, provides aluminum feedstock for our aluminum sheet production as well as collection of scrap for sale in the merchant market.

Unlike some of our principal competitors, we do not manufacture aluminum from bauxite. Instead, we process aluminum scrap and prime aluminum manufactured by third parties. As a result, we do not have the capital requirements and high fixed costs associated with the production of prime aluminum. Aluminum purchases comprised approximately 60% of our cost of sales in 2009. Historically, prices of our aluminum can stock and other products have been directly correlated to the prices of our metal material cost due to the standard industry practice of passing through the metal material costs to customers. This correlation, subject to the impact of metal ceiling or “price caps”, which was an artificial limit on the price we could charge certain customers for metal, has otherwise allowed us to maintain a relatively consistent conversion revenue, defined as net revenue less material costs, on a per pound basis. The impact of metal prices rising above the ceiling in 2005 and 2006 led to a reduction in conversion revenue and resulting conversion margin. The Company had no impact from metal price ceilings on its beverage can business after 2006.

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

We generally warehouse finished can stock at eleven locations which are strategically situated in close proximity to many of the primary customer plant locations that we serve. Our customer plant locations require daily shipments by either rail or truck to replenish warehouse inventory.

In 2009, approximately 59% and 15% of our total shipments were derived from sales to Ball and Crown, respectively. Our Listerhill facility has been a supplier to selected Ball manufacturing facilities since 1965, and we have been the largest supplier of beverage can stock to Ball. Ball has contracted to purchase aluminum beverage can stock from us beyond 2009. Crown has contracted to purchase aluminum beverage can stock from us through a multi-year supply agreement extending beyond 2009. We currently supply Crown food can stock under a multi-year supply agreement which extends beyond 2009. We began to ship can stock to Rexam in 2004 and continue with Rexam to make spot shipments. We also currently supply can stock to Nafcel under a multi-

year supply agreement extending beyond 2009. Anheuser-Busch has contracted to purchase aluminum beverage can stock from us through a multi-year supply agreement extending beyond 2009.

Metal, labor, natural gas, electricity and plant maintenance costs represent the primary components of our cost of sales. In 2009, scrap aluminum represented approximately 58% of our metal input. In 2009, aluminum represented approximately 60% of our cost of sales. Purchases of scrap aluminum from Recycling and our customers made up 75% of total scrap used, with the balance coming from purchases in the open market. The scrap purchase arrangements with our key customers through which we purchase scrap aluminum generated in their can production processes provided us with approximately 12% of our scrap aluminum requirements in 2009. In 2009, scrap aluminum purchases from Recycling represented 24% of our purchases of scrap aluminum. Recycling presently operates seven area centers with eighteen service centers and seventeen convenience centers associated with the area centers. Recycling continues to identify potential locations where there is a sufficient industrial base to provide scrap to the plant and operate profitably on an independent basis. Recycling also sells ferrous, copper and other non-ferrous scrap to unaffiliated third party buyers.

The primary aluminum alloys utilized in our business are readily available and are purchased from both foreign and domestic sources.

We currently purchase natural gas on a bid basis from Atmos which is delivered through Northern Alabama Gas District Pipeline and purchase electricity from the TVA, which provides for firm power at fixed prices and variable power at market prices.

Shipping and handling costs amounted to $25.1 million, $34.8 million, and $23.9 million for the years ended December 31, 2009, 2008 and 2007, respectively, and are recorded as a component of cost of sales in the consolidated statements of operations. Freight costs increased from $23.9 million in 2007 to $34.8 million in 2008 due primarily to an increase in shipments from 706.8 million pounds in 2007 to 785.4 million pounds in 2008. Freight costs decreased from $34.8 million in 2008 to $25.1 million in 2009 due primarily to a decrease in shipments from 785.4 million pounds in 2008 to 602.4 million pounds in 2009.

Selling, general and administrative expenses consist primarily of employment costs, legal fees bad debt expenses and various administrative expenses. Employment costs comprised approximately 38% and 36 % of selling, general and administrative expenses in 2009 and 2008, respectively.

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

Operating Results

Year ended December 31, 2009 compared to year ended December 31, 2008

Sales. Consolidated sales decreased from $1,136.7 million in 2008 to $618.0 million in 2009, a decrease of $518.7 million, or 45%. Total volumes decreased from 785.4 million pounds in 2008 to 602.4 million pounds in 2009, a decrease of 183.0 million pounds, or 23%.

Wise Alloys sales decreased from $980.1 million in 2008 to $543.6 million in 2009, a decrease of 44%, while shipments decreased from 565.6 million pounds in 2008 to 432.1 million pounds in 2009, a decrease of 23%. Sales decreased in part due to lower shipment volume and lower aluminum pricing which decreased from an average of $1.21 in 2008 to an average of $0.80 in 2009, a decrease of 33%. The decrease in shipments resulted from lower negotiated contractual volumes in some of our long term contracts in exchange for price concessions. This was partially offset by continued negotiated price improvements to cover increased input costs.

Wise Recycling sales to third parties decreased from $153.5 million in 2008 to $69.5 million in 2009, a decrease of 54% while shipments to third parties decreased from 219.8 million pounds in 2008 to 170.3 million pounds in 2009, a decrease of 22%. The decreased shipments at Recycling resulted primarily from lower activity on commercial accounts. Average sales price decreased from $0.74 per pound in 2008 to $0.46 per pound in 2009, a decrease of 37%, due to an overall decline in the market pricing for scrap metals.

Cost of Sales. Consolidated cost of sales decreased from $1,153.2 million in 2008 to $677.6 million in 2009, a decrease of $475.6 million or 41%.

Wise Alloys cost of sales decreased from $1,002.3 million in 2008 to $606.5 million in 2009, a decrease of 39%. Metal costs, accounted for on the last-in-first-out (“LIFO”) basis and representing 68% and 56% of cost of sales in 2008 and 2009, respectively, decreased from $685.3 million in 2008 to $340.2 million in 2009, a decrease of $345.1 million or 50%. Gross deficit increased from a loss of $22.7 million in 2008 to a loss of $62.9 million in 2009. Metal prices in 2009 averaged approximately 33% lower than in 2008, while metal prices in 2008 averaged approximately 2% lower than in 2007. The change in gross deficit resulted largely from lower volumes which made it more difficult to cover fixed costs.

The price paid per mmBTU in 2008 was $9.96 versus an average price paid in 2009 of $5.08 a decrease of 48% or $4.88 per mmBTU. Based on annual usage of approximately 3.8 million mmBTUs, this price decrease resulted in an $18.5 million favorable impact to margin compared to 2008.

Wise Recycling cost of sales decreased from $148.1 million in 2008 to $67.5 million in 2009, a decrease of 54%. The decrease is attributable to the decreased volumes at Recycling which decreased from 219.8 pounds in 2008 to 170.3 pounds in 2009, a 22% decrease. The decrease was also attributable to lower commodity prices during the year for aluminum and other scrap products including copper and brass which resulted in cost decreases for recycled products.

Selling, General and Administrative. Selling, general and administrative expenses decreased from $19.5 million in 2008 to $14.0 million in 2009, a decrease of $5.5 million or 28%. 2008 included a $2.6 million increase in bad debt reserves, as well as increases to professional service fees and legal reserves.

Interest Expense and Fees. Interest expense, including amortization of deferred financing costs, decreased from $36.2 million in 2008 to $35.4 million in 2009, a decrease of $0.8 million, primarily due to lower outstanding amounts on our line of credit throughout the year. The decrease was due to lower working capital needs caused by lower metal prices. Amortization of deferred financing costs included in interest expense and fees was $1.8 million in 2008 and $2.7 million in 2009, an increase of $0.9 million or 50%.

Gain (loss) on derivative instruments. In 2009, a loss of $1.3 million was recognized versus a loss of $0.1 million in 2008. The loss was as a result of forward contracts entered into in order to economically hedge the cost of natural gas and aluminum. The fair value at December 31, 2009 for natural gas derivatives was $0.1 million. There were no aluminum derivatives at December 31, 2009. The fair value at December 31, 2008 for natural gas and aluminum derivatives was ($0.2) million and $1.0 million, respectively.

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

Wise Recycling sales to third parties increased from $145.2 million in 2007 to $153.5 million in 2008, an increase of 6% while shipments to third parties increased from 163.2 million pounds in 2007 to 219.8 million pounds in 2008, an increase of 35%. The increased shipments at Recycling resulted from continued internal growth and expansion efforts within existing facilities to handle increased non-aluminum scrap such as copper and brass as well as an increased presence in the ferrous market. Average sales price decreased from $0.91 per pound in 2007 to $0.74 per pound in 2008, a decrease of $0.17, due in part to an increased presence in the ferrous market including an 82% increase in ferrous shipments which has a significantly lower price per pound than other product categories as well an overall decline in the market pricing for all scrap metals.

Cost of Sales. Consolidated cost of sales increased from $996.3 million in 2007 to $1,153.2 million in 2008, an increase of $156.9 million or 16%.

Wise Alloys cost of sales increased from $867.6 million in 2007 to $1,002.3 million in 2008, an increase of 16%. Metal costs, accounted for on the LIFO basis and representing 70% and 68% of cost of sales in 2007 and 2008, respectively, increased from $603.0 million in 2007 to $685.3 million in 2008, an increase of $82.3 million or 14%. Gross deficit increased from a loss of $18.6 million in 2007 to a loss of $22.7 million in 2008. Metal prices in 2008 averaged approximately 2% lower than in 2007, while metal prices in 2007 averaged approximately 1% higher than in 2006. The change in gross deficit resulted largely from increased input costs including energy, lubricants and hardeners.

In 2007, we incurred $7 million in direct costs as a result of a work stoppage related to labor negotiations and an additional $1.2 million in costs associated with transitioning its maintenance service operations. On November 1, 2007, the Company received notice from the union representatives of the United States Steelworkers (USW) that they intended to undergo a work stoppage representing approximately 400 workers. Simultaneously, the union contract covering approximately 200 additional maintenance workers also expired. We replaced these maintenance workers through a long-term alliance contract with ABB, Inc. to provide maintenance services to Wise Alloys. The work stoppage of the USW lasted differing times at each of the facilities of Wise Alloys but in each case lasted less than 5 days. Most of these resulting costs are included in cost of sales in the consolidated statements of operations. The current labor agreements are in effect through November 1, 2012.

The price paid per mmBTU in 2007 was $8.08 versus an average price paid in 2008 of $9.96, an increase of 23% or approximately $1.88 per mmBTU. Based on annual usage of approximately 4.4 million mmBTUs, this price increase contributed approximately $8.3 million to the decline in margin in 2008.

Wise Recycling cost of sales increased from $136.2 million in 2007 to $148.1 million in 2008, an increase of 9%. The increase is attributable to the increased volumes at Recycling as well as the higher commodity prices in the first half of the year for aluminum and other scrap products including copper and brass which resulted in cost increases for recycled products.

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

Gain (loss) on derivative instruments. In 2008, a loss of $0.1 million was recognized versus a gain of $7.1 million in 2007. The gain (loss) was as a result of forward contracts entered into to economically hedge the cost of natural gas and aluminum. The fair value at December 31, 2008 for natural gas and aluminum derivatives was ($0.2) million and $1.0 million, respectively. The fair value at December 31, 2007 for natural gas and aluminum derivatives was ($0.4) million and $4.2 million, respectively.

Liquidity and Capital Resources

We have incurred significant losses in the past four years as a result of unfavorable contracts, commodity pricing pressures and liquidity issues which have had a negative impact on cash flows. During 2008 and 2009, management took active steps to improve its contracts, improve productivity, reduce costs and implement new machinery to expand product offerings to include wider coil to supply the 14-out market. Management believes these investments, which were completed in 2009, have strengthened their competitive position by increasing capacity and product offerings and will reduce operating costs while maintaining industry-leading quality standards. The market for our products remains quite competitive. Production levels in 2009 were lower than expected due to the continued effects of negotiated volume reductions on long term contracts in exchange for price concessions. The reduced volumes resulted in inefficiencies in our production process which had a significant impact on our operating results during 2009. During the fourth quarter of 2009 we ramped up our costs to increase our inventory and production levels in anticipation of significantly higher contracted sales for 2010. This ramp up further negatively impacted our 2009 operating results. We have entered into new supply contracts for 2010, including a multi-year contract to supply Anheuser-Busch InBev. These contracted sales represent significantly higher sales volumes than each of the past five years. We believe the new supply contracts will provide for more effective pass throughs of our production costs than did our prior contracts and are not constricted by artificial price constraints. We expect to have substantially all of our capacity committed under these contracts.

Beginning in the third quarter of 2008, management implemented cost reduction and process improvement initiatives, as well as negotiated more favorable sales terms with certain customers and extended payment terms with certain vendors. On April 30, 2009, in an effort to improve liquidity to meet the 2009 operating plan, we amended our revolving and secured credit facility which increased their availability by $46 million (see Note 6). Furthermore, in the fourth quarter of 2009 management has obtained additional financing through modifications of its existing equipment leases and is exploring opportunities for customer financing of its working capital needs. Management believes that these initiatives as well as the availability under the revolving and secured credit agreement will be sufficient to pay operating expenses, satisfy debt service obligations and fund capital expenditures through the remainder of 2010 and meet the production increases necessary to meet its new collateral obligations in 2010. However, in the event they are not, we will seek alternative sources of funding.

Our principal sources of cash to fund liquidity needs has been net cash provided by operating activities and availability under our revolving and secured credit facility described in Note 6 to our Consolidated Financial Statements. We anticipate that our primary liquidity needs will be for debt service, working capital (including potential increased margin deposits associated with derivatives) and capital expenditures. In addition to these sources, we are actively seeking to increase available liquidity and to reduce our business risk. Specifically, we are reducing capital spending and ongoing expenses, and improving our production capabilities to increase our product offering while maintaining high levels of quality. Collectively, we believe these efforts will provide sufficient liquidity to manage our business. However, if market factors prevent us from successfully executing our plan or we are otherwise unable to successfully execute our plan, our liquidity would be adversely affected, which would have a material adverse effect on our business, results of operations, and financial condition. We believe that cash generated from operations, available borrowings under our senior revolving secured credit facility and other indebtedness will be sufficient to enable us to meet our liquidity requirements in the foreseeable future.

Difficult conditions in the capital, credit and commodities markets and in the overall economy could materially adversely affect our financial position and results of operations, and we do not know if these conditions will improve in the near future. The difficult conditions in these markets and the overall economy affect our business in a number of ways. Although we believe we have sufficient liquidity under our Revolving Credit Facility to run our business, under extreme market conditions there can be no assurance that such funds would be available or sufficient, and in such a case, we may not be able to successfully obtain additional financing on favorable terms, or at all. Additionally, market conditions could cause the counterparties to the derivative financial instruments we use to economically hedge our exposure to fluctuations in the prices of aluminum and natural gas to experience financial difficulties and, as a result, our efforts to hedge these exposures could prove unsuccessful and, furthermore, our ability to engage in additional hedging activities may decrease or become even more costly as a result of these conditions. We do not know if market conditions or the state of the overall economy will improve in the near future.

The following discusses material changes in our liquidity and capital resources for the year ended December 31, 2009.

At December 31, 2009, we had drawn $242.9 million on the revolving and secured credit facility. In addition, the Company had approximately $1.0 million of outstanding letters of credit against the $274 million revolving credit line which was reduced on April 30, 2009 from $300 million with Amendment No. 16. Availability as calculated under the revolving and secured credit facility at December 31, 2009 was $25.1 million subject to the minimum availability level discussed below. Should commodity prices increase significantly or should we need to increase working capital levels to accommodate increased sales levels, borrowings under the facility can increase to as high as the maximum level under the agreement of $274 million as of April 30, 2009, subject to borrowing base limitations. As of December 31, 2009, the applicable interest rates for the loan are either from 1.25% — 1.75% over the prime interest rate or 3.50% — 4.00% over the LIBOR rate. Subsequent to December 31, 2009, the rate was amended to range from 5.25% — 5.50% over the LIBOR. The rates are based upon our Adjusted EBITDA for the immediately preceding two (2), three (3) or four (4) fiscal quarter periods. Adjusted EBITDA represents EBITDA, defined as net earnings before income taxes, interest expense and fees, net, and depreciation and amortization, adjusted to exclude early extinguishment of debt, income from affiliate, nonrecurring charges, severance charges and credits, LIFO adjustments, cumulative effect of change in accounting principle and mark-to-market adjustment for derivative contracts. Adjusted Excess Availability is determined as availability adjusted to remove any contractual sub-limits such as those for inventory or any limitations on the maximum amount of the revolving credit facility. As of December 31, 2009, the term of the revolving and secured credit facility was set to expire on May, 5, 2010. Subsequent to December 31, 2009, the term of the revolving and secured credit facility was extended to 2011. Our ability to borrow the full available amount of our revolving and secured credit facility is limited by the available borrowing base under the revolving credit facility as determined based on a borrowing base formula which relates to the collateral value of trade receivables and inventory on a basis approximating the lower of current cost (on a FIFO basis) or fair market value. This borrowing base is then compared to the outstanding loan balance (including outstanding letters of credit) to determine a net amount available for additional borrowings (“Availability”). A minimum availability covenant of $10 million was in place for 2009. We were in compliance with the minimum availability covenant and therefore were not required to meet the capital expenditure covenant. Subsequent to December 31, 2009, the amount of the minimum availability covenant was reduced to $5 million and will be incrementally increased back to $10 million through September, 2010. Our revolving and secured credit facility and indenture agreement contain restrictive covenants. These covenants may constrain our activities and limit our operational and financial flexibility. The failure to comply with these covenants could result in an event of default, which, if not cured or waived, could have a material adverse effect on our business, financial condition, and results of operations. The facility is considered short term due to the use of a lockbox as well as material adverse effect language within the agreement The terms of the revolving and secured credit facility permit us to enter into various forms of additional financing with varying amounts. See Note 6 to the Condensed Consolidated Financial Statements for further discussion. Furthermore, we frequently offer cash discounts for early payment against receivables from our major can sheet customers which can also increase overall liquidity.

On April 30, 2009, we entered into an Amendment No. 16 to our revolving credit facility (“Amendment No. 16”). Under Amendment No. 16, the RSA pre-funded an additional $46 million (the “Amendment No. 16 Commitment” and together with the Amendment No. 15 Commitment, (the “Tranche D Commitment”) under the revolving credit facility. The interest rate on the Amendment No. 16 Commitment is fixed at 10%. The Amendment No. 16 Commitment was used to pay down the commitments of the existing revolving lenders, including the RSA in its capacity as a revolving lender and the RSA’s Tranche B Commitment was terminated. The RSA’s Tranche D Commitment will remain outstanding without regard to any changes to our borrowing base applicable to the revolving loans and will be repaid upon maturity of the revolving credit facility and after the commitments of the revolving lenders and the Tranche C Lender have been repaid.

On February 12, 2010, we entered into an Amendment No. 17 to our revolving credit facility (“Amendment No. 17”) permitting the formation of Alabama Spares and Parts, LLC(“ASAP”), a subsidiary, which will operate in tandem with its third-party manager to more effectively and efficiently manage the company’s spare parts inventory. In addition, Amendment No. 17 permitted us to make a $10 million investment of various machinery spare parts and up to an additional $2.5 million contribution of cash and/or assets into ASAP in the future. ASAP’s inventory was used to secure an $8 million line of credit from the RSA, the proceeds of which were distributed to Alloys.

On March 10, 2010, we entered into an Amendment No. 18 to our revolving credit facility (“Amendment No. 18”). Under Amendment No. 18, the term of the agreement was extended to May 5, 2011. Additionally, the minimum availability of $10 million discussed in Note 6 to the Condensed Consolidated Financial Statements was reset to $5 million and will be incrementally increased back to $10 million through September 2010 based upon an agreed upon schedule. The applicable interest rates for the remaining commitment under the revolving credit facility will range from 5.25% — 5.50% over the LIBOR rate. The parties to the agreement agreed to a minimum EBITDA level for the first quarter of 2010 and a fixed charge coverage ratio for subsequent quarters.

On March 29, 2010, the Company executed Amendment No. 4 to the master lease agreement with the RSA which extended the term of the lease to May 2011. The interest rate remains at 10.7%.

If we do not comply with these or other covenants and restrictions contained in our revolving and secured credit facility, the indenture and other agreements governing our indebtedness, we could be in default under those agreements, and the debt under those instruments, together with accrued interest, could then be declared immediately due and payable. If we default under our revolving and secured credit facility, the lenders could cause all of our outstanding debt obligations under our revolving and secured credit facility to become due and payable, require us to apply all of our cash to repay the indebtedness or prevent us from making debt service payments on any other indebtedness we owe. In addition, any default under our revolving and secured credit facility or agreements governing our other indebtedness could lead to an acceleration of debt under other debt instruments that contain cross-acceleration or cross-default provisions. If the indebtedness under our revolving and secured credit facility and indenture is accelerated, we may have to seek other sources of financing or otherwise may not have sufficient assets to repay amounts due under our revolving and secured credit facility, our senior secured notes or under other debt securities then outstanding. Our ability to comply with these provisions of our revolving and secured credit facility, the indenture and other agreements governing our other indebtedness may be affected by changes in the economic or business conditions or other events beyond our control. The fair value of our debt at December 31, 2009 was $412.9 million compared to $305.7 million at December 31, 2008 due mostly to the increased borrowings under the revolving line of credit.

On October 4, 2007, we signed an agreement with the RSA in which the RSA agreed to purchase $75 million of cumulative-convertible 10% PIK preferred membership interests of the Company. The preferred interest is convertible into 25 percent of the common interest of the Company. We have the right to call the preferred membership interest after seven years at the cost of the greater of the investment plus any accrued PIK dividends or the fair market value of the preferred interest on an as converted basis. In conjunction with the transaction, deferred financing fees were incurred in the amount of $1.1 million of which the amortization of those fees was $0.2 million for the period ended December 31, 2009. As of December 31, 2009, total accumulated PIK interest on the $75 million cumulative-convertible preferred membership interest was $18.0 million. Unamortized deferred financing fees in the amount of $0.7 million are included as an offset to the total liquidation preference of $75 million preferred membership interest and $18.0 million of accumulated PIK interest classified as “mezzanine equity” on the balance sheet. Total liquidation preference as of December 31, 2009, is $93.0 million and total accretion of redeemable preferred membership interest for the year ended December 31, 2009 is $8.6 million which would increase the net loss attributable to members. In the event of any liquidation, dissolution or winding up of the Company, the preferred members are entitled to receive distributions before any distributions to the members.

Our liquidity has been directly impacted by aluminum prices which have increased steadily and dramatically since 2002 through the first half of 2008. Average aluminum prices in 2002 were $0.65 per pound and had risen over 86% to an average of $1.21 per pound in 2008. These price increases impacted our working capital requirements during 2008 resulting in higher outstanding debt supported by higher levels of receivables and inventory. The impact lessened somewhat during the second half of 2008 as the average price dropped to $1.09 per pound for that period and averaged $0.89 per pound during the fourth quarter of 2008. Further price decreases occurred during 2009 as the average price for the year was $0.80 per pound. Our liquidity could also be hampered if we incurred significant unexpected increases in necessary capital expenditures. Significant increases in volumes and pricing could also impact our liquidity by increasing our working capital needs beyond the maximum level of the revolving and secured credit facility. See Item 1A, “Risk Factors” for certain circumstances that could adversely affect our liquidity. Decreased sales or lower margins could have a material adverse effect on our liquidity.

We may from time to time be a party to certain claims and litigation associated with employment related matters for which management believes that the ultimate resolution will not have a material adverse impact on our financial position.

Should aluminum prices rise, we expect that the collateral value of our working capital would continue to rise sufficiently to warrant further increases to the revolving and secured credit facility should required borrowings and conditions dictate. As such, we believe our available sources of credit will be sufficient to meet our liquidity needs.

Year ended December 31, 2009 compared to year ended December 31, 2008

Operating Activities. During the year ended December 31, 2009, net cash used in operating activities was $59.4 million as compared to net cash used of $0.2 million in 2008. Cash used in or provided by operating activities are subject to fluctuations in working capital requirements especially for accounts receivable and inventories. Net loss for the year ended December 31, 2009 was $110.3 million, which includes a $1.3 million unfavorable impact for derivative contracts and a $3.6 million favorable impact for metal costs accounted for on LIFO. This compares to a net loss of $72.3 million for the year ended December 31, 2008, which includes a $0.1 million unfavorable impact for derivative contracts and a $25.9 million favorable impact for metal costs accounted for on LIFO. Accounts receivable decreased from $72.4 million at December 31, 2008 to $61.6 million at December 31, 2009, a decrease of approximately $10.8 million. This decrease is a result of a reduction in sales as well as timing. The payments by our customers are made at periodic times during the week and month, not every day, nor exactly in 30 days, so the balance in receivables can fluctuate significantly at the end of a quarter depending on the timing of receiving payments. Inventories increased from $199.9 million at December 31, 2008 to $369.8 million at December 31, 2009, an increase of $169.9 million due to increased inventory levels ahead of higher expected sales volumes in 2010 as well as increased market pricing and conversion costs. Accounts payable increased from $196.3 million at December 31, 2008 to $380.1 million at December 31, 2009, an increase of $183.8 million. This increase is a result of a higher level of purchasing ahead of increased 2010 sales commitments, timing and extended vendor terms. During the first quarter of 2008, we elected to make a change in accounting principle with respect to the manner in which we amortize unrealized gains or losses associated with its benefit plans. As a result of the change in accounting principle, $3,178 of the $4,180 unrealized gain was recognized in the statement of operations in cost of sales and $531 was an adjustment to retained earnings in the first quarter of 2008. There was no similar adjustment in 2009.

Investing Activities. Net cash used in investing activities was $21.0 million in 2009 compared with $21.8 million in 2008. In 2009, our capital expenditures were $21.0 million as compared to $21.6 million in 2008. These expenditures are comprised of capital improvements principally related to machinery and equipment. We have completed the next step in a program to further diversify industry product offerings by adding increased width to its aluminum can-stock capabilities. The results of this phase extended the width of Wise Alloys can stock from 60 inches to 72 inches during 2009. This project will allow Wise Alloys’ can-sheet product to become available to beverage-can producers that use “14 and 15 out” extended-width cupping presses in their manufacturing process.

Financing Activities. Net cash provided by financing activities was $80.6 million in 2009 compared with $20.8 million in 2008. Net cash provided by financing activities was primarily from increased borrowings under the revolving and secured credit facility.

Year ended December 31, 2008 compared to year ended December 31, 2007

Operating Activities. During the year ended December 31, 2008, net cash used in operating activities was $0.2 million as compared to net cash used of $33.0 million in 2007. Cash used in or provided by operating activities are subject to fluctuations in working capital requirements especially for accounts receivable and inventories. Net loss for the year ended December 31, 2008 was $72.3 million, which includes a $0.1 million unfavorable impact for derivative contracts and a $25.9 million favorable impact for metal costs accounted for on LIFO. This compares to a net loss of $53.5 million for the year ended December 31, 2007, which includes a $7.1 million favorable impact for derivative contracts and a $13.0 million favorable impact for metal costs accounted for on LIFO. Accounts receivable decreased from $77.5 million at December 31, 2007 to $72.4 million at December 31, 2008, a decrease of $5.1 million. This decrease is a result of timing. The payments by our customers are made at periodic times during the week and month, not every day, nor exactly in 30 days, so the balance in receivables can fluctuate significantly at the end of a quarter depending on the timing of receiving payments. Inventories increased from $165.8 million at December 31, 2007 to $199.9 million at December 31, 2008, an increase of $34.1 million due to increased in market pricing and conversion costs. Accounts payable increased from $103.2 million at December 31, 2007 to $196.3 million at December 31, 2008, an increase of $93.1 million. This increase is a result of a higher level of purchasing ahead of increased 2009 sales commitments, timing and extended vendor terms. During the first quarter of 2008, we elected to make a change in accounting principle with respect to the manner in which we amortize unrealized gains or losses associated with its benefit plans. As a result of the change in accounting principle, $3,178 of the $4,180 unrealized gain was recognized in the statement of operations in cost of sales and $531 was an adjustment to retained earnings in the first quarter of 2008. There was no similar adjustment in 2007.

Investing Activities. Net cash used in investing activities was $21.8 million in 2008 compared with $20.9 million in 2007. In 2008, our capital expenditures were $21.6 million as compared to $22.2 million in 2007. These expenditures are comprised of capital improvements principally related to machinery and equipment. We have completed the next step in a program to further diversify industry product offerings by adding increased width to its aluminum can-stock capabilities. The results of this phase will extend the width of Wise Alloys can stock from 60 inches to 72 inches by the first half of 2009. This project will allow Wise Alloys’ can-sheet product to become available to beverage-can producers that use “14 and 15 out” extended-width cupping presses in their manufacturing process.

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

Critical Accounting Policies and Estimates

We have prepared our financial statements in conformity with accounting principles generally accepted in the United States, and these statements necessarily include some amounts that are based on informed judgments and estimates of management. Our significant accounting policies are summarized in Note 2 to our consolidated financial statements. As discussed below, our financial position or results of operations may be materially affected when reported under different conditions or when using different assumptions in the application of such policies. In the event estimates or assumptions prove to be different from actual amounts, adjustments are made in subsequent periods to reflect more current information. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition

We recognize revenue pursuant to accounting regulations related to Revenue Recognition. Net sales consist of both net sales and tolling revenue. Net sales are recognized upon transfer of ownership, including passage of title to the customer and transfer of risk of loss related to those products. Transfer of title and risk of loss is based upon shipment under free on board shipping point for most products or upon receipt by the customer and the agreement with the customer. Tolling revenue refers to the process by which certain customers provide metal to us for conversion to rolled product. We do not take title to the metal and, after the conversion and return shipment of the rolled product to the customer, we charge them for the value-added conversion cost. Net sales are recorded net of reserves for returns, discounts, and allowances. Provisions for customer specific discounts based on contractual obligations with certain major customers are recorded as reductions to net sales. Returns and sales allowances are estimated at the time of sale based primarily on historical experience.

Pension / Other Post-Employment Benefits

Effective April 1, 1999, we established a defined benefit pension plan that covers essentially all union employees. The plan provides certain levels of benefits based on years of service and wage levels, but does not provide benefits for any prior service. In addition, defined contribution plans for both union and nonunion employees were established. In 2003, we established negotiated defined contributions for certain union employees to multi-employer union pension plans. This was done in exchange for freezing service time and pension factor in the aforementioned defined benefit plan as of the first quarter of 2004 and eliminating post-retirement benefits for affected employees. We also established post-retirement benefit plans for all hourly and salaried employees effective April 1, 1999. The union employees who become eligible to retire under the defined benefit plan, and are not a part of the unions that have elected the multi-employer option, will retain health benefits and certain other benefits for life. Salaried employees who retire after age 60 with a combined 10 years service with Wise Alloys LLC and the previous owner of the Wise Alloys facilities will be eligible for medical benefits until age 65. Our funding policy for these plans is to contribute negotiated amounts to the multi-employer funds and amounts necessary to meet minimum funding requirements of the Employee Retirement Income Security Act for the defined benefit plans but not to exceed the maximum deductible amount allowed by the Internal Revenue Code. Commencing in 2008, we use December 31 as the measurement date for all defined benefit plans.

A variance in the assumptions discussed above would have an impact on the projected benefit obligations, the accrued other post retirement benefit (“OPEB”) liabilities, and the annual net periodic pension and other postretirement benefit cost. A discount rate of 5.75% was used in 2009. The following table reflects the sensitivities associated with a hypothetical change in certain assumptions based on 2009 data, primarily in the United States (dollars in thousands):

	Favorable (Unfavorable)
	1% Increase		1% Decrease
	Increase (Decrease) in Benefit Obligation	Increase (Decrease) in Benefit Cost	Increase (Decrease) in Benefit Obligation	Increase (Decrease) in Benefit Cost
Actuarial Assumptions
Pension discount rate:	6.75%	6.75%	4.75%	4.75%
Pension	$(2,886)	(1,524)	3,547	2,026

Salaried OPEB discount rate:	6.75%	6.75%	4.75%	4.75%
OPEB	$(132)	(15)	155	8

Hourly OPEB discount rate:	6.75%	6.75%	4.75%	4.75%
OPEB	$(128)	(196)	158	36

Expected return on plan assets:	*	9.00%	*	7.00%
Pension	*	(138)	*	138
OPEB	*	*	*	*

*	Not applicable

Inventory Valuation and Reserves

Inventories at Alloys are valued at the lower of cost or market using the last-in, first-out (“LIFO”) method. We use the LIFO method since it better matches current costs with current sales prices in our results of operations. Certain items in inventory may be considered impaired, obsolete or excess, and as such, we may establish an allowance to reduce the carrying value of these items to their net realizable value. Inventories maintained by Recycling that consist solely of raw materials are valued on a first-in, first-out (“FIFO”) basis and may be considered impaired based on significant changes in market conditions and revalued to the lower of cost or market (“LCM”). Based on certain assumptions and judgments made from the information available at that time, we determine the amounts of these inventory allowances. If these estimates and related assumptions or the market changes, we may be required to record additional reserves.

Long Lived Assets

We continually evaluate whether events and circumstances have occurred that indicate the remaining estimated useful life of long-lived assets may warrant revision or that the remaining balance may not be recoverable. These factors may include a significant deterioration of operating results, changes in business plans, or changes in anticipated cash flows. When factors indicate that an asset should be evaluated for possible impairment, we review long-lived assets to assess recoverability from future operations using undiscounted cash flows. Impairments are recognized in earnings to the extent that the carrying value exceeds fair value. Due to operating losses within the Alloys segment, we performed an asset impairment analysis and concluded that there was no impairment to long lived assets.

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

Accounting regulations require companies to recognize all derivative instruments as either assets or liabilities on the balance sheet at fair value Derivatives that are not designated as hedges must be adjusted to fair value through the statement of operations. The Company has elected not to designate any of its derivative instruments as hedges under the guidance. See Note 2 to our Consolidated Financial Statements for a full description of our derivative and hedging activity.

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

Recently Adopted Accounting Standards

In December 2008, the FASB issued new authoritative guidance for employers’ disclosures about postretirement benefit plan assets that provides guidance on a plan sponsor’s disclosures about plan assets of defined benefit pension and postretirement plans. Required disclosures include information about categories of plan assets, fair value measurements of plan assets, and significant concentrations of risk, as well as investment policies and strategies. As the new guidance, adopted during the fourth quarter of 2009, only requires enhanced disclosures, it had no impact on the Company’s consolidated financial position, results of operation and cash flows.

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

In April 2009, the FASB issued new authoritative guidance for determining fair value when the volume and level of activity for an asset or liability have significantly decreased and for identifying transactions that are not orderly. The new guidance is effective for interim and annual reporting periods ending after June 15, 2009. The adoption of the new guidance on April 1, 2009 did not have a material impact on our consolidated financial statements or disclosures.

In March 2008, the FASB issued new authoritative guidance that is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. The provisions of the new guidance are effective for the fiscal years and interim periods beginning after November 15, 2008. We adopted the new guidance and updated our consolidated financial statement disclosures in accordance with the guidance. The adoption of the new guidance on January 1, 2009 did not have a material impact on our consolidated financial statements or disclosures.

On January 1, 2008, the Company adopted the authoritative guidance for fair value measurements for financial assets and financial liabilities. On January 1, 2009, the Company adopted the guidance for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The adoption in 2009 had no impact on our consolidated financial statements.

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

Contractual Obligations and Other Commitments

The following tables summarize our material contractual obligations as of December 31, 2009.

Payments due by period — December 31, 2010

(in thousands)

	Total	Less than 1 year	1 - 3 Years	3 - 5 Years	More than 5 Years
Long-term debt and capital lease obligations(1)	$186,380	$34,520	$150,687	$156	$1,017
Purchase obligations(2)	4,232	4,232	—	—	—
Interest on fixed-rate debt instruments	39,146	15,581	23,244	153	168
Operating leases	13,937	3,199	5,072	2,793	2,873
Pension and OPEB payments	16,713	1,200	2,798	3,250	9,465

Total contractual obligations	$260,408	$58,732	$181,801	$6,352	$13,523

(1)	Long-term obligations include capital lease obligations resulting from the sales-financing agreement initially executed in 2006 and related subsequent amendments as discussed in Note 6, Financing Arrangements, in the Notes to Consolidated Financial Statements.
(2)	Purchase obligations include an estimate for metal purchases based on price commitments.

Audit Committee

The board of directors has a three member audit committee which reports to the management board. The audit committee for Wise does not have a charter. The audit committee reviews our consolidated financial statements and accounting practices. The committee has reviewed and discussed Wise Metals Group’s audited consolidated financial statements for the year ended December 31, 2009 with Wise Metals Group’s management. The audit committee has discussed with the independent registered public accounting firm, PricewaterhouseCoopers LLP (PwC), the matters required to be discussed by Statements on Auditing Standards No. 61, as amended (AICPA, Professional Standards, Vol. 1. AU section 380), as adopted by the Public Company Accounting Oversight Board in Rule 3200T. We also discussed with Wise Metals Group’s management their assessment of the effectiveness of Wise Metals Group’s internal control over financial reporting as of December 31, 2009. We have received the written disclosures and the letter from PwC required by applicable requirements of the Public Company Accounting Oversight Board regarding the independent accountant’s communications with the audit committee concerning independence, and we have discussed with PwC its independence. Based on the review and discussions referred to above, we recommend to the Board that the audited financial statements for Wise Metals Group be included in the Wise Metals Group Annual Report on Form 10-K for the year ended December 31, 2009 for filing with the Securities and Exchange Commission.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to changes in interest rates as a result of our outstanding debt. A hypothetical 100 basis point increase (or decrease) in interest rates from December 31, 2009 levels would impact our interest expense by approximately $1.7 million. Certain materials used in the manufacture of our products, most significantly natural gas and aluminum, are subject to price volatility. While future movements in prices of natural gas and aluminum are uncertain, the Company enters into certain derivative contracts to mitigate the exposure to natural gas and aluminum prices. The Company has not designated these instruments as hedges and, accordingly, the mark-to-market impact of these derivatives is recorded each period in current earnings. A hypothetical increase in aluminum prices only impacts the Company to the extent such increase was to exceed the metal price caps in our agreements with our customers since we pass the metal price along to our customers. In 2009, we used approximately 3.8 million mmBTUs of natural gas. A hypothetical $1 increase (or decrease) per mmBTU would have impacted our cost of sales by a corresponding $3.8 million.

Item 8.	Financial Statements and Supplementary Data.

The following consolidated financial statements of the Company and its subsidiaries are included herein as indicated below:

Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To Members of

Wise Metals Group LLC:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Wise Metals Group LLC and its subsidiaries at December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15 (a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 8 to the consolidated financial statements, the Company changed the manner in which it accounts for pension and other postretirement plans as of December 31, 2007 and the manner in which it amortizes unrealized gains or losses associated with its benefit plans as of January 1, 2008.

/s/ PricewaterhouseCoopers LLP

Baltimore, Maryland

March 31, 2010

Wise Metals Group LLC

Consolidated Balance Sheets

	December 31,
	2009	2008
	(In Thousands)
Assets
Current assets:
Cash and cash equivalents	$449	$234
Broker deposits	—	1,233
Accounts receivable, less allowance for doubtful accounts ($2,152 in 2009 and $2,793 in 2008)	61,637	72,430
Inventories, net	369,795	199,895
Fair value of derivative instruments	86	1,141
Other current assets	9,238	6,193

Total current assets	441,205	281,126
Non-current assets:
Property and equipment, net	104,994	103,519
Other assets	6,079	8,410
Goodwill	283	283

Total non-current assets	111,356	112,212

Total assets	$552,561	$393,338

Liabilities and members’ deficit
Current liabilities:
Accounts payable	$380,094	$196,278
Current portion of long-term debt and capital lease obligations	34,520	4,286
Borrowings under revolving credit facility, net of discount ($163 in 2009 and $654 in 2008)	242,858	167,765
Fair value of derivative instruments	—	341
Accrued expenses, payroll and other	19,632	16,633

Total current liabilities	677,104	385,303
Non-current liabilities:
Term loan and capital lease obligations, less current portion	1,860	26,617
Senior notes	150,000	150,000
Accrued pension and other post retirement obligations	10,706	13,521
Other liabilities	1,053	1,173

Total non-current liabilities	163,619	191,311
Redeemable preferred membership interest (liquidation preference of $93,019 as of December 31, 2009)	92,284	83,673
Members’ deficit:
Members’ deficit	(374,478)	(255,752)
Accumulated other comprehensive deficit	(5,968)	(11,197)

Total members’ deficit	(380,446)	(266,949)

Total liabilities, redeemable preferred membership interest, and members’ deficit	$552,561	$393,338

See accompanying notes.

Wise Metals Group LLC

Consolidated Statements of Operations

	Years ended December 31,
	2009	2008	2007
	(In Thousands)
Net sales	$617,984	$1,136,654	$986,659
Cost of sales	677,589	1,153,158	996,265

Gross deficit	(59,605)	(16,504)	(9,606)

Operating expenses:
Selling, general and administrative	14,036	19,540	15,303

Operating loss	(73,641)	(36,044)	(24,909)

Other income (expense):
Interest expense and fees	(35,356)	(36,220)	(35,651)
(Loss) gain on derivative instruments	(1,281)	(78)	7,059

	(36,637)	(36,298)	(28,592)

Net loss	(110,278)	(72,342)	(53,501)
Accretion of redeemable preferred member interest	(8,611)	(7,845)	(1,911)

Net loss attributable to common members	$(118,889)	$(80,187)	$(55,412)

See accompanying notes.

Wise Metals Group LLC

Consolidated Statements of Members’ Deficit

	Common Members’ Equity (Deficit)	Accumulated Other Comprehensive (Deficit) Income	Total
	(In Thousands)
Balance at December 31, 2006	$(119,145)	$(2,291)	$(121,436)

Components of Comprehensive loss
Minimum pension liability adjustment	—	1,023	1,023
2007 net loss	(53,501)	—	(53,501)

Total Comprehensive loss	—	—	(52,478)

Accretion of redeemable preferred membership interest	(1,911)	—	(1,911)
Effect of adoption of pension and OPEB guidance	—	4,854	4,854
Repurchase of common members’ equity	(2,000)	—	(2,000)

Balance at December 31, 2007	$(176,557)	$3,586	$(172,971)

Components of Comprehensive loss
Net actuarial loss	—	(15,314)	(15,314)
2008 net loss	(72,342)	—	(72,342)

Total Comprehensive loss	—	—	(87,656)

Discount on revolving credit facility	654	—	654
Amortization of unrealized gain—OPEB	—	531	531
Pension and OPEB measurement date adjustment	(5)	—	(5)
Employee compensation expense—members interest	343	—	343
Accretion of redeemable preferred membership interest	(7,845)	—	(7,845)

Balance at December 31, 2008	$(255,752)	$(11,197)	$(266,949)

Components of Comprehensive loss
Net actuarial gain	—	4,520	4,520
2009 net loss	(110,278)	—	(110,278)

Total Comprehensive loss	—	—	(105,758)

Amortization of unrealized gain—OPEB	—	709	709
Employee compensation expense—members interest	163	—	163
Accretion of redeemable preferred membership interest	(8,611)	—	(8,611)

Balance at December 31, 2009	$(374,478)	$(5,968)	$(380,446)

See accompanying notes.

Wise Metals Group LLC

Consolidated Statements of Cash Flows

	Years ended December 31,
	2009	2008	2007
	(In Thousands)
Cash flows from operating activities
Net loss	$(110,278)	$(72,342)	$(53,501)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	15,860	15,591	13,721
Gain on sale of assets	—	—	(371)
Amortization of deferred financing fees	2,760	1,795	2,029
Recognition of unrealized actuarial gain from other post retirement benefits	—	(3,178)	—
LIFO liquidation	(3,608)	(25,946)	(12,962)
Inventory reserve	154	321	—
Bad debt (benefit) expense	(125)	2,614	(598)
Members’ interest compensation expense	163	343	—
Employee retirement benefits	2,900	32	(2,559)
Unrealized loss (gain) on derivative instruments	1,663	4,385	(8,352)
Changes in operating assets and liabilities:
Broker deposits	1,233	(331)	6,987
Accounts receivable	10,918	2,928	27,168
Inventories	(166,446)	(8,132)	(35,927)
Other current assets	(4,525)	(2,428)	2,168
Accounts payable	187,439	88,374	32,105
Accrued expenses, payroll and other	2,495	(4,253)	(2,943)

Net cash used in operating activities	(59,397)	(227)	(33,035)

Cash flows from investing activities
Purchase of equipment	(20,958)	(21,558)	(22,247)
Acquisition of Alabama Electric Motors LLC, net of cash received	—	(244)	—
Proceeds from sale of equipment	—	—	1,302

Net cash used in investing activities	(20,958)	(21,802)	(20,945)

Cash flows from financing activities
Net issuance of (payment on) short-term borrowings	75,093	20,641	(29,409)
Proceeds from long-term debt	—	300	—
Proceeds from (payments on) debt obligations	5,477	(3,399)	(3,824)
Payments of financing costs	—	(726)	(1,570)
Proceeds from sale-financing transaction	—	4,000	14,950
Proceeds from the issuance of redeemable preferred membership interest	—	—	75,000
Purchase of members’ equity	—	—	(2,000)

Net cash provided by financing activities	80,570	20,816	53,147

Net increase (decrease) in cash and cash equivalents	215	(1,213)	(833)
Cash and cash equivalents at beginning of year	234	1,447	2,280

Cash and cash equivalents at end of year	$449	$234	$1,447

Supplemental cash flow information:
Interest payments	$33,201	$33,985	$34,054
Accretion of redeemable preferred membership interest	8,611	7,845	1,911
Capital expenditures included in accounts payable	1,666	5,289	941

See accompanying notes.

Wise Metals Group LLC

Notes to Consolidated Financial Statements

December 31, 2008

(Dollars in Thousands)

1. Organization and Basis of Presentation

Wise Metals Group LLC is a holding company formed for the purpose of managing the operations of Wise Alloys LLC, Wise Recycling LLC and Listerhill Total Maintenance Company LLC (collectively, the “Company”). Wise Alloys LLC (“Alloys”) manufactures and sells aluminum can stock and related aluminum products primarily to aluminum can producers. Wise Recycling LLC is engaged in the recycling and sale of scrap aluminum and other non-ferrous metals. Listerhill Total Maintenance Company LLC (“TMC”) specializes in providing maintenance, repairs and fabrication to manufacturing and industrial plants all over the world ranging from small onsite repairs to complete turn-key maintenance. Alabama Electric Motor LLC (“AEM”) repairs and rewinds electric motors, sells retail motors and assembles electrical control panels.

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

Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid investments with a maturity date of three months or less when purchased. Included in accounts payable were book overdraft amounts of $4,199 and $3,431 at December 31, 2009 and 2008, respectively.

Broker Deposits

Broker deposits generally consist of cash on deposit with brokers to support lines of credit associated with the Company’s derivative and hedging activity. Broker deposits are on deposit with brokers associated with derivative and hedging activity as more fully described below. As of December 31, 2009 and 2008, the Company had $0 and $983, respectively, on deposit with brokers, which is included on the consolidated balance sheet as broker deposits. Prior to 2009 broker deposits also include restricted cash of $250 with financial institutions.

Derivatives and Hedging Activity

The Company has entered into long-term contracts to supply can stock to its largest customers (see Note 10). To reduce the risk of changing prices for purchases and sales of metal, including firm commitments under these supply contracts, the Company uses commodity futures and option contracts. In addition, the Company holds natural gas futures.

Accounting regulations require companies to recognize all derivative instruments as either assets or liabilities on the balance sheet at fair value. Derivative assets and liabilities are presented within the “fair value of derivative instruments” line items in the current assets and current liabilities sections of the consolidated balance sheets. Derivatives that are not hedges must be adjusted to fair value through the statement of operations. The Company has elected not to designate any of its derivative instruments as hedges under the guidance.

The Company records the unrealized gains and losses on it’s derivative instruments in earnings as they occur. The table below summarizes these gains and losses for the years ended December 31, 2009, 2008, and 2007, all of which were presented within the “(Loss) gain on derivative instruments” line item within the consolidated statements of operations.

	2009	2008	2007
Description of Derivative Instrument	Gain (Loss)	Gain (Loss)	Gain (Loss)
Aluminum futures and options	$(3)	$(259)	$3,834
Natural gas swaps and options	(1,278)	181	3,225

	$(1,281)	$(78)	$7,059

In connection with the Company’s futures activity, the Company maintains lines of credit with brokers to cover unrealized losses on futures contracts and uses options to manage price exposure with respect to firm commitments to purchase or sell aluminum.

On January 1, 2008, the Company adopted the authoritative guidance for fair value measurements for financial assets and financial liabilities.

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

The guidance defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). The guidance classifies the inputs used to measure fair value into the following hierarchy:

Level 1 —	inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2 —	inputs to the valuation methodology include quoted prices for similar assets or liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

Level 3 —	inputs to the valuation methodology are unobservable and significant to the fair market measurement.

The Company endeavors to utilize the best available information in measuring fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table sets forth the Company’s financial assets and liabilities, which were accounted for at fair value on a recurring basis as of December 31, 2009 and 2008 and the level in the fair value hierarchy:

Description	Total fair value in the Consolidated Balance Sheet	Fair Value Measurements at December 31, 2009 Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivatives Assets	$86	$—	$86	$—
Derivatives Liabilities	—	—	—	—

Net Derivative Asset (Liabilities)	$86	$—	$86	$—

Description	Total fair value in the Consolidated Balance Sheet	Fair Value Measurements at December 31, 2008 Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivatives Assets	$1,141	$1,141	$—	$—
Derivatives Liabilities	(341)	(341)	—	—

Net Derivative Asset (Liabilities)	$800	$800	$—	$—

The Company’s derivative financial assets and liabilities have historically been aluminum and natural gas forward contracts, and aluminum and natural gas option contracts. As of December 31 2009, the Company had option contracts for 200,000 mmBTU’s.

Aluminum futures contracts are fair valued using market prices as published by the London Metal Exchange, which is an active market (Level 1). Natural gas forwards are fair valued using market prices as published by the New York Mercantile Exchange (“NYMEX”), which is an active market (Level 1). Aluminum option contracts and Natural gas option contracts are valued using a Black Scholes model with observable market inputs for aluminum, natural gas and interest rates (Level 2).

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

Concentration of Risk

The Company transacts a significant portion of its business, consisting of both sales and purchases of aluminum, with large aluminum producers in the United States numbering fewer than 10. The loss of any one of these large aluminum producers, whether as a customer or a vendor, would not have a significant long-term impact upon the Company’s operations, in that another producer would absorb the business that the Company transacts with any lost producer although it may have a short-term impact.

During the three years in the period ended December 31, 2009, the Company earned revenues from two customers that individually exceeded 10% of all revenues. These customers also comprised a significant amount of accounts receivable at December 31, 2009 and 2008, as follows:

	2009		2008		2007
	Revenues	Accounts Receivable	Revenues	Accounts Receivable	Revenues
Customer A	$277,477	$23,855	$488,578	$16,860	$486,273
Customer B	123,331	21,900	232,936	33,918	102,292

During the years ended December 31, 2009, 2008 and 2007, the Company purchased approximately 12%, 34%, and 30%, respectively, of its raw materials from two major suppliers.

The Company is exposed to credit loss in the event of nonperformance of counterparties to open positions, commodity futures, and option contracts. This exposure is limited to those instances where the Company is in a net unrealized gain position. This credit risk is managed by entering into arrangements with counterparties meeting the credit standards and by monitoring position limits.

Certain employees of the Company are covered under collective bargaining agreements. Union contracts covering all union employees representing approximately 74% of all employees extend through November 1, 2012.

Inventories, net

The Company uses the last-in, first-out (“LIFO”) method of accounting for the manufacturing inventories. Supplies inventory is valued on an average cost basis. Inventories maintained by Recycling that consist solely of raw materials are valued on a first-in, first-out (“FIFO”) basis.

Property and Equipment, net

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets (buildings–40 years, machinery and equipment–1 to 30 years, and furniture and fixtures–5 to 10 years). Leasehold improvements are amortized over the lesser of the lease term or useful life. Maintenance and repair costs are charged to operations as incurred, major renewals and betterments are capitalized. Upon retirement or disposition of property and equipment, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in selling, general and administrative expenses for that period. Major additions and betterments are capitalized to the asset accounts while maintenance and repairs, which do not improve or extend the lives of assets, are expensed as incurred. Capital expenditures for property, plant and equipment include capitalized interest of $218, $434, and $357 in 2009, 2008, and 2007, respectively.

Long-Lived Assets

The Company continually evaluates whether events and circumstances have occurred that indicate the remaining estimated useful life of long-lived assets may warrant revision or that the remaining balance may not be recoverable. These factors may include a significant deterioration of operating results, changes in business plans, or changes in anticipated cash flows. When factors indicate that an asset should be evaluated for possible impairment, the Company reviews long-lived assets to assess recoverability from future operations using undiscounted cash flows. Impairments are recognized in earnings to the extent that the carrying value exceeds fair value. The Company evaluated the recoverability of long-lived assets as of December 31, 2009 and 2008 and no impairment charges were recorded.

Pension Costs and Postretirement Benefit Costs Other than Pensions

Pension costs and postretirement benefit costs other than pensions are accrued over the period employees provide service to the Company. Our policy is to fund our pension plans at amounts not less than the minimum requirements of the Employee Retirement Income Security Act of 1974 and to fund postretirement benefits other than pensions when claims are incurred. In September 2006, the FASB issued new guidance for Compensation and Retirement Benefits effective for public companies for fiscal years ending after December 15, 2006. Accordingly, we were required to recognize the funded status of our pension and other postretirement plans in our December 31, 2007 financial statements, which resulted in a decrease in related liabilities of $4,854 and an increase in members’ equity of $4,854.

Deferred Financing Costs

The Company has approximately $3,908 and $5,778 of unamortized deferred financing costs at December 31, 2009 and 2008, respectively. These costs are being amortized over the life of the related secured credit facilities (see Note 6) and are included in other non-current assets in the consolidated balance sheets. Accumulated amortization is $10,234 and $7,474 at December 31, 2009 and 2008, respectively.

Revenue Recognition

The Company recognizes revenue pursuant to accounting regulations regarding Revenue Recognition.

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

Shipping and Handling Costs

Shipping and handling costs incurred by the Company amounted to $25,097, $34,840 and $23,880 for the years ended December 31, 2009, 2008, and 2007, respectively, and are recorded as a component of cost of sales in the consolidated statements of operations.

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

Recently Adopted Accounting Standards

In December 2008, the FASB issued new authoritative guidance for employers’ disclosures about postretirement benefit plan assets that provides guidance on a plan sponsor’s disclosures about plan assets of defined benefit pension and postretirement plans. Required disclosures include information about categories of plan assets, fair value measurements of plan assets, and significant concentrations of risk, as well as investment policies and strategies. As the new guidance, adopted during the fourth quarter of 2009, only requires enhanced disclosures, it had no impact on the Company’s consolidated financial position, results of operation and cash flows.

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

In April 2009, the FASB issued new authoritative guidance for determining fair value when the volume and level of activity for an asset or liability have significantly decreased and for identifying transactions that are not orderly. The new guidance is effective for interim and annual reporting periods ending after June 15, 2009. The adoption of the new guidance on April 1, 2009 did not have a material impact on the Company’s consolidated financial statements or disclosures.

In March 2008, the FASB issued new authoritative guidance that is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. The provisions of the new guidance are effective for the fiscal years and interim periods beginning after November 15, 2008. The Company adopted the new guidance and updated its consolidated financial statement disclosures in accordance with the guidance. The adoption of the new guidance on January 1, 2009 did not have a material impact on the Company’s consolidated financial statements or disclosures.

On January 1, 2008, the Company adopted the authoritative guidance for fair value measurements for financial assets and financial liabilities. On January 1, 2009, the Company adopted the guidance for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The adoption in 2009 had no impact on the Company’s consolidated financial statements.

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

3. Liquidity

The Company has incurred significant losses in the past three years as a result of unfavorable contracts, commodity pricing pressures, volume and liquidity issues which have had a negative impact on cash flows. During 2008 and 2009, management took active steps to improve its contracts, improve productivity, reduce costs and implement new machinery to expand product offerings to include wider coil to supply the 14-out market. These investments, which were completed in 2009, have strengthened the Company’s competitive position by increasing capacity and product offerings and reducing operating costs while maintaining industry-leading quality standards. The market for the Company’s products remains quite competitive. Production levels in 2009 were lower than expected due to the continued effects of negotiated volume reductions on long term contracts in exchange for price concessions. The reduced volumes resulted in inefficiencies in the production process which had a negative impact on the Company’s operating results during 2009. During the fourth quarter of 2009, the Company ramped up its costs to increase inventory and production levels in anticipation of significantly higher contracted sales for 2010. This ramp up further negatively impacted the Company’s 2009 operating results. The Company is entering into new supply contacts for 2010, including a multi-year contract to supply Anheuser-Busch InBev. These contracted sales represent significantly higher sales volumes than each of the past five years. The Company believes the new supply contracts will provide for more effective pass throughs of its costs than did its prior contracts and are not constricted by artificial price constraints. The Company expects to have substantially all of its capacity committed under these contracts.

The Company’s revolving and secured credit facility was set to mature on May 5, 2010. On March 10, 2010 the facility was extended to May 5, 2011. There can be no assurance that the Company will be successful in obtaining a further extension or additional financing on favorable terms, or at all

On March 29, 2010, the Company executed Amendment No. 4 to the master lease agreement with the RSA which extended the term of the lease to May 2011. The interest rate remains at 10.7%.

On April 30, 2009, in an effort to improve liquidity to meet the Company’s 2009 operating plan, the Company amended its revolving and secured credit facility which increased availability by $46,000. Furthermore, in the fourth quarter management obtained additional financing through modifications of its existing equipment leases. These initiatives as well as the availability under the revolving and secured credit agreement will be sufficient to pay operating expenses, satisfy debt service obligations, fund capital expenditures and meet the production increases necessary to meet its new contractual obligations in 2010. However, in the event they are not, the Company will seek alternative sources of funding.

4. Inventories, net

Inventories consisted of the following:

	December 31,
	2009	2008
Manufacturing inventories:
Raw materials	$277,212	$146,619
Work in progress	41,611	37,791
Finished goods	62,979	29,893
LIFO reserve	(30,599)	(34,208)

Total manufacturing inventories	351,203	180,095
Supplies inventory	18,592	19,800

Total inventories, net	$369,795	$199,895

Manufacturing inventories for Wise Alloys are stated at the lower of cost or market based on the LIFO method. If the FIFO method had been used to compute the excess of replacement or current cost over LIFO at December 31, 2009 and 2008, inventories would have been approximately $30,599 higher and $11,200 higher (which would have included a ($23,008) lower of cost or market adjustment), respectively. The ($23,008) lower of cost or market adjustment which would have been required under the FIFO method resulted from a dramatic decrease in the aluminum market from a cost of $0.98 per pound to a market of $0.67 cent per pound. The Company has recognized a $3,608 and $25,946 decrease to the LIFO reserve as of December 31, 2009 and 2008, respectively. The income statement impact of the LIFO liquidation was $3,608, $25,946 and $12,962 for the years ended December 31, 2009, 2008 and 2007, respectively. Supplies inventory is valued on an average cost basis. Inventories at Wise Recycling are stated at the lower of cost or market based on the FIFO method. Inventories maintained by Recycling, total $8,455 and $2,676 at December 31, 2009 and 2008, respectively, and are comprised solely of raw materials. Wise Recycling inventory at December 31, 2009 and 2008 includes a lower of cost or market reserve of $154 and $321, respectively.

5. Property and Equipment, net

Major classes of property and equipment are:

	December 31,
	2009	2008
Land, buildings and improvements	$13,219	$11,855
Machinery and equipment	179,574	155,877
Furniture, fixtures and other	5,418	4,633
Construction in progress	12,902	23,054

Subtotal property and equipment	211,113	195,419
Accumulated depreciation	(106,119)	(91,900)

Property and equipment, net	$104,994	$103,519

As a result of the sale-financing transaction discussed in Note 6, as of December 31, 2009 and 2008, the Company had approximately $33,512 and $27,785 in assets subject to a capital lease, respectively. Depreciation expense for the years ended December 31, 2009, 2008 and 2007 was $15,548, $15,591 and $13,721, respectively.

6. Financing Arrangements

Debt consists of the following:

	December 31,
	2009	2008
Revolving and secured credit facility, net of discount	$242,858	$167,765
Senior 10.25% notes due May 2012	150,000	150,000
Other notes payable and capital lease obligations	36,380	30,903

	429,238	348,668
Less current portion	(277,378)	(172,051)

	$151,860	$176,617

Revolving and secured credit facility

At December 31, 2009, the Company had drawn $242,858 on the revolving and secured credit facility. In addition, the Company had approximately $1,023 of outstanding letters of credit against the $274,000 revolving credit line which was reduced on April 30, 2009 from $300,000 with Amendment No. 16.

The applicable interest rates for the remaining commitment under the revolving credit facility will range either from 1.25% — 1.75% over the prime interest rate or 3.50% — 4.00% over the LIBOR rate, as determined by the Agent, and will be based upon the Adjusted EBITDA (defined in the revolving credit agreement as earnings before income taxes, interest expense and fees, net, and depreciation and amortization, adjusted to exclude early extinguishment of debt, income from affiliate, nonrecurring charges, severance charges and credits, LIFO adjustments, cumulative effect of change in accounting principle and mark-to-market adjustment for derivative contracts) of the Company for the immediately preceding two (2), three (3) or four (4) fiscal quarter periods. At December 31, 2009 the prime rate was 3.25% and LIBOR was 0.24%. On March 10, 2010, as part of an extension to the facility, the rate was amended to range from 5.25% — 5.50% over the LIBOR rate.

As of December 31, 2009 and 2008, the Company was in compliance with all required financial covenants related to the revolving credit facility. The Company was in compliance with the minimum availability covenant and therefore was not required to meet the capital expenditure covenant. A minimum availability covenant was in place for the 2009 first quarter until Amendment No. 16 was executed on April 30, 2009. The Company is restricted from drawing on funds that represent the minimum availability amount. The minimum availability was set at $20,000 which was reduced to $15,000 and then $10,000 all within 2009. A minimum availability level of $10,000 resulting from provisions in Amendment No. 16 was set on May 15, 2009 and was still in place at December 31, 2009. On March 10, 2010, as part of an extension to the facility, the minimum availability was reduced $5,000 and will be incrementally increased back to $10,000 through September 2010.

The facility was set to expire on May 5, 2010. On March 10, 2010 the term was extended to May 5, 2011. The parties to the agreement agreed to a minimum EBITDA level for the first quarter of 2010 and a fixed charge coverage ratio for subsequent quarters. The failure to comply with these covenants could result in an event of default, which if not cured or waived, could have a material adverse effect on our business, financial condition, and results of operations. The Company is working with lenders to negotiate an extension of the term of the agreement. There can be no assurance that we will reach agreement for a new facility on satisfactory terms or at all. If we are not able to successfully negotiate a new facility prior to termination of the current facility, the Company will seek alternative sources of funding. However, there can be no assurance that we will be able to do so and the inability to do so could have a material adverse impact on our business, assets and ability to fund our liquidity needs.

The facility is considered short term based on the use of a lockbox as well as material adverse effect language within the agreement. The Company’s ability to borrow the full available amount of the credit facility is limited by the available borrowing base under the revolving credit facility as determined based on a borrowing base formula which relates to the collateral value of trade receivables and inventory on a basis approximating the lower of current cost (on a FIFO basis) or fair market value. This borrowing base is then compared to the outstanding loan balance (including outstanding letters of credit) to determine a net amount available for additional borrowings (“Availability”). Availability as calculated under the revolving credit agreement at December 31, 2009 was $25,054 prior to the application of the minimum availability level discussed above. In addition, any default under the revolving and secured credit facility or agreements governing other indebtedness could lead to an acceleration of debt under other debt instruments that contain cross acceleration or cross default provisions. In connection with Amendment No. 15, the Company also granted the Retirement Systems of Alabama (the “RSA”) a 4% membership interest in the Company and granted those members of the Company’s management board appointed by the RSA approval rights over certain matters. The 4% member interest was recorded separately as an increase in Members’ Deficit with the remaining proceeds from the debt issuance recorded as borrowings under the revolving and secured credit facility. This resulted in a debt discount of $654 which will be accreted over the life of the loan.

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

Senior notes

The Company issued $150,000 in senior notes which are due in May 2012. The notes bear a 10.25% interest rate payable bi-annually on May 15 and November 15. Total financing costs associated with the issuance of the senior secured notes were $8,200 and are included on the balance sheet as other long term assets.

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

Other notes payable and capital lease obligations

Other notes payable includes a note to the Tennessee Valley Authority that is payable in monthly installments of principal and interest (at the rate of 4.5% per annum) through November 2010. Amounts outstanding as of December 31, 2009 and 2008 were $108 and $355, respectively. Other notes payable also include secured mortgage notes payable in the amount of $1,220 and $1,251 as of December 31, 2009 and 2008, respectively. In January 2009 these mortgage notes were refinanced and extended the maturity to December 31, 2010 and require monthly interest only payments on a monthly variable rate of LIBOR plus 7%. Additionally, AEM has $1,540 in notes including a draw note in the amount of $179 at prime rate due September 29, 2010, a mortgage in the amount of $510 at 6.79% due September 29, 2018, and a note in the amount of $851 at 6.5% due September 30, 2015.

On November 13, 2006, the Company executed a sale-financing agreement on certain pieces of production equipment with the RSA in the amount of $29,900. The agreement provided the Company with an initial funding of $14,950 to be followed by an additional $14,950 which became available on December 1, 2006 and the Company drew down on January 3, 2007. The agreement qualifies as a capital lease and had a three-year term with a fixed interest rate of 10.7%. On April 25, 2008, this agreement was amended to extend the term to May 5, 2010, to increase the note balance by $4,000 and to increase the interest rate to 13.7%. The note is classified as “Current portion of long-term debt and capital lease obligation” on the Company’s consolidated balance sheet at December 31, 2009 and “Term loans and capital lease obligations less current portion” at December 31, 2008. In conjunction with the amended lease, the Company and the RSA entered into a fee letter agreement which requires the Company to pay the RSA certain deferred commitment, closing and consulting fees on a monthly basis which, together with the increased interest rate under the amended lease, will ensure that the rate of return for the outstanding RSA commitment under the revolving credit facility equals 8.5%. As part of Amendment No. 16 to the revolving and secured credit facility, the terms of the April 25, 2008 fee letter were rescinded and the interest rate was reset to 10.7%. On October 23, 2009, the master lease agreement was amended to increase the note balance by $4,500 which was received in cash. On November 12, 2009, the master lease agreement was further amended to increase the note balance by an additional $4,500 which was received in cash. The interest rate remains at 10.7%. Subsequent to December 31, 2009, the Company reached agreement with the RSA which extended the term of the master lease agreement to May 2011. The interest rate remains at 10.7%.

Substantially all the assets of the Company are pledged as collateral for our financing arrangements.

Principal payments due on long-term debt outstanding for the years ending December 31 are as follows:

2010	$34,520
2011	616
2012	150,071
2013	76
2014	80
Thereafter	1,017

$186,380

7. Financial Instruments

The carrying amount of the Company’s financial instruments, including cash and cash equivalents, broker deposits, accounts receivable, accounts payable, and certain other financial instruments approximates their fair value at December 31, 2009 and 2008. The fair value of the Company’s debt was $412,918 and $305,713 at December 31, 2009 and 2008, respectively, based on the book value of the secured credit facility, and the Company’s estimate of fair value of the senior secured notes and the secured subordinated notes. The Company estimated the fair value of the senior secured notes based on surveyed market quotes for the notes and estimated the fair value of the secured subordinated notes using a discounted cash flow analysis, using interest rates that the Company believes would be obtainable at that point in time.

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

The Company reached agreement with the labor unions at the Alloys facility resulting in a new 5-year contract beginning November 1, 2007. As part of the agreement the union’s pension benefits will now be provided through multi-employer funds administered through the Steelworkers Pension Trust, the Central Pension Fund and the Tri-State Carpenters Fund. The Wise defined benefit pension plan was frozen as of the date of the new contract. The new agreement resulted in the Company recognizing a net curtailment gain of $9,000 in 2007. Highlights of the new labor agreement include a compensation package and the recognition of pension and post retirement health insurance issues by eliminating OPEB in exchange for an enhanced pension benefit from the Steelworkers pension fund.

During the first quarter of 2008, the Company elected to make a change in accounting principle with respect to the manner in which it amortizes unrealized gains or losses associated with its benefit plans. Specifically, the accounting changed from the standard amortization methodology which is amortizing the net gain or loss that exceeds 10 percent of the greater of the accumulated postretirement benefit obligation or the market-related value of plan assets, to a methodology of fully recognizing any gain or loss in excess of 45% of the greater of (1) Accumulated Post-Retirement Benefit Obligation (“APBO”) and (2) market value of assets (“MVA”) and amortizing any gain or loss between 10% — 45% of the greater of (1) APBO and (2) MVA over the remaining service period. The Company made this change because the immediate recognition of the unrecognized gain appears to more closely resemble the actuarial equivalent of what will ultimately be paid/expensed in future periods.

As a result of the change in accounting principle, $3,178 of the $4,180 unrealized gain was recognized in the statement of operations in cost of sales and $531 was an adjustment to retained earnings in the first quarter of 2008 in connection with the adoption of the “one measurement” approach described below. The Company also considered the impact of the accounting change on prior years and noted that there was no impact that would require retrospective adjustment of prior years consolidated financial statements.

The Company’s funding policy for these plans is to contribute negotiated amounts to the multi-employer funds and amounts necessary to meet minimum funding requirements of the Employee Retirement Income Security Act for the defined benefit plans but not to exceed the maximum deductible amount allowed by the Internal Revenue Code. The Company contributed $2,500 and $2,448 to the multi-employer plans during 2009 and 2008, respectively.

In 2008, the Company changed the measurement date for each of its benefit plans from October 31 to December 31. This change did not have a material impact on members’ deficit. The following summarizes the significant information relating to these defined benefit plans as of December 31, 2009 and 2008 and for the years ended December 31, 2009, 2008 and 2007.

	2009		2008
	Pension Benefits	Other Post-Retirement Benefits	Pension Benefits	Other Post-Retirement Benefits
Change in benefit obligation:
Benefit obligation, beginning of year	$24,249	$3,375	$20,104	$2,581
Service cost	—	275	136	273
Interest cost	1,370	189	1,456	180
Actuarial (gain)/loss	6	(752)	3,257	411
Benefits paid	(821)	(94)	(704)	(70)

Benefit obligation, end of year	$24,804	$2,993	$24,249	$3,375

Change in plan assets:
Fair value of plan assets, beginning of year	$13,915	$—	$19,284	$—
Employer contributions	400	62	1,264	70
Benefits paid	(821)	(62)	(704)	(70)
Actual return on assets	3,416	—	(5,929)	—

Fair value of plan assets, end of year	$16,910	$—	$13,915	$—

Funded status	$(7,894)	$(2,993)	$(10,334)	$(3,375)

Amount recognized in the consolidated balance sheets
Current liabilities	$—	$181	$—	$188
Noncurrent liabilities	$7,894	$2,812	$10,334	$3,187

Amount recognized in accumulated other comprehensive loss
Net actuarial loss (gain)	$7,854	$(1,355)	$12,374	$(646)

	2009		2008		2007
	Pension Benefits	Other Post-Retirement Benefits	Pension Benefits	Other Post-Retirement Benefits	Pension Benefits	Other Post-Retirement Benefits
Components of net periodic benefit cost:
Service cost	$—	$275	$117	$234	$1,377	$2,829
Interest cost	1,370	189	1,248	154	1,124	1,218
Expected return on plan assets	(1,101)	—	(1,646)	—	(1,092)	—
Amortization of prior service cost	—	—	—	—	36	912
Net gain recognition	750	(28)	—	(76)	44	(66)
Curtailments	—	—	—	—	290	(9,281)
Immediate recognition of actuarial gain	1,461	(16)	—	(3,708)	—	—

Total benefit cost	$2,480	$420	$(281)	$(3,396)	$1,779	$(4,388)

The estimated net loss which will be amortized from accumulated other comprehensive loss into net periodic benefit cost during 2010 is expected to be $662 for pension and other postretirement benefit plans.

The Company used the following assumptions to calculate the results of our retirement plans:

	Pension Benefits			Postretirement Benefits
	2009	2008	2007	2009	2008	2007
Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31
Discount rate	5.75%	6.25%	6.25%	5.75%	6.10%	6.25%
Expected long-term rate of return on plan assets	8.00%	8.00%	7.00%	N/A	N/A	N/A
Rate of projected compensation increase	N/A	N/A	N/A	—	—	—

Weighted-average assumptions used to determine benefit obligations at December 31
Discount rate	5.75%	5.75%	6.25%	5.75%	5.75%	6.12%
Rate of projected compensation increase	N/A	N/A	N/A	N/A	N/A	N/A

Plan Assets

The Company’s pension investment policy and actual asset allocations at December 31, 2009 and 2008, by asset category, are as follows:

	2009	2008
Asset category:
Equity (commingled funds)	60.8%	60.0%
Fixed income (commingled funds)	39.1%	39.0%
Other, including money market funds	0.1%	1.0%

	100.0%	100.0%

At the plan measurement date of December 31, 2009 and 2008, our targeted allocation by category, of assets of our defined benefit pension plan, is equity securities of 60%, and fixed income securities of 40%. Cash from money market funds is available for planned purchases of equity and fixed income securities to achieve targeted allocations. The Company establishes its estimated long-term return on plan assets considering various factors, which include the targeted asset allocation percentages, historic returns, and expected future returns. Specifically, the factors are considered in the fourth quarter of the year preceding the year for which those assumptions are applied. The Company utilizes the Citigroup Pension Discount Curve (discount curve) and Liability Index and

Moody’s AA Corporate Bond Rating in developing the discount rate assumption. The Company applies the expected cash flows of the specific defined benefit retirement plan to the interest rates provided in the discount curve. The rate is developed based on the discount curve on the last day of December.

Investment practices must comply with the requirements of the Employee Retirement Income Security Act of 1974 (“ERISA”) and any other applicable laws and regulations. The use of derivative instruments is permitted where appropriate and necessary for achieving overall investment policy objectives. Currently, the use of derivative instruments is not significant when compared to the overall investment portfolio.

The following section describes the valuation methodologies used by the trustee to measure the fair value of pension and postretirement benefit plan assets, including an indication of the level in the fair value hierarchy in which each type of asset is generally classified.

The defined fair value hierarchy prioritizes the inputs as:

•	Level 1 — Quoted prices in active markets for identical assets at the measurement date.

•

Level 2 — Observable inputs other than quoted prices for the asset, either directly or indirectly observable, that reflect assumptions market participants would use to price the asset based on market data obtained from sources independent of the plan. This may include matrix pricing, yield curves and indices.

•

Level 3 — Unobservable inputs that reflects the plan’s own assumptions about the assumptions market participants would use to price an asset based on the best information available in the circumstances.

Commingled Funds. These investments consist of the plans’ share of commingled funds that are invested in the debt and equity securities. Such investments are valued at the net asset value of shares held at December 31. As such, these securities are generally included in Level 2 or Level 3.

Other Investments. These investments include investments in money market funds. Such investments are generally valued using quoted prices or observable market data. As such, these funds are included in Level 1.

The Company does not have significant concentrations of risk in its plan assets.

The fair value methods described above may not be indicative of net realizable value or reflective of future fair values. Additionally, while the Company believes the valuation methods used by the plans’ trustee are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date.

The following table presents the fair value of pension and postretirement plan assets classified under the appropriate level of the fair value hierarchy as of December 31, 2009:

	Level 1	Level 2	Level 3	Total
Commingled funds	—	16,887	—	16,887
Other investments	23	—	—	23

Total	$23	$16,887	$—	$16,910

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets related to our defined benefit pension plan at the end of each year is as follows:

	2009	2008
Projected benefit obligation	$(24,804)	$(24,249)
Accumulated benefit obligation	(24,804)	(24,249)
Fair value of plan assets	16,910	13,915

The following table sets forth benefit payments, which reflect expected future service, as appropriate, expected to be paid in the periods indicated.

	Pension Plan	Other Post Retirement
2010	$1,014	$186
2011	1,109	216
2012	1,224	249
2013	1,323	262
2014	1,391	272
2015 - 2019	8,034	1,431

The pre-Medicare health care cost trend rate used to determine the post retirement benefit obligation was 9.0% for 2010. This rate decreases gradually to an ultimate rate of 5% in 2018, and remains at that level thereafter. The trend rate is a significant factor in determining the amounts reported. A one-percentage point change in these assumed health care costs trend rates would have the following effect:

	Increase	(Decrease)
Effect on total service and interest cost component	$15	$(15)
Effect on post retirement benefit obligation	36	(36)

In 2010, the Company expects to make cash contributions of approximately $540 to its defined benefit pension plan. The amounts principally represent contributions required by funding regulations and in addition, the Company expects to fund benefits paid under its post retirement benefit plans during 2010. The Company contributed $400 and $1,264 to the pension plan in 2009 and 2008, respectively. The Company contributed $93 and $70 to the post retirement benefits plan in 2009 and 2008, respectively.

The Company also maintains defined contribution plans. The Company matches at a 50% rate the employee’s elected deferral up to the first 6% of the withholding. Additionally, the Company makes an annual contribution based on a defined formula. Expenses for the defined contribution plan are recorded in the income statement as cost of goods sold and were $1,880, $1,884 and $1,951 for the years ended 2009, 2008 and 2007, respectively.

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

In conjunction with the transaction, deferred financing fees were incurred in the amount of $1,083 of which the amortization of those fees was $155 and $157 for the years ended December 31, 2009 and 2008, respectively. As of December 31, 2009 and 2008, total accumulated PIK interest on the $75 million cumulative-convertible preferred membership interest was $18,019 and $9,563, respectively. Unamortized deferred financing fees in the amount of $735 are included as an offset to the total liquidation preference of $75 million preferred membership interest and $18,019 of accumulated PIK interest classified as “mezzanine equity” on the balance sheet.

Total liquidation preference as of December 31, 2009 and 2008, is $93,019 and $84,563, respectively, and total accretion of redeemable preferred membership interest for the period ended December 31, 2009 and 2008 is $8,611 and $7,845, respectively, which increases the net loss attributable to members. In the event of any liquidation, dissolution or winding up of the Company, the preferred members are entitled to receive distributions before any distributions to the members.

10. Commitments and Contingencies

The Company has entered into long-term supply contracts to supply a significant amount of aluminum can stock with certain customers, which represents more than 50% of the production capacity of Alloys. The price under these supply agreements is based on a quoted exchange.

At December 31, 2009, the Company has entered into fixed priced sales commitments of approximately 8 million pounds. Additionally, the Company entered into fixed price commitments to purchase raw material inventory of approximately 6 million pounds. The Company uses inventory, commodity futures and option contracts to reduce the risk of changing prices for purchases and sale of metal.

The Company is a defendant from time to time in various legal actions arising in the normal course of business, the outcomes of which, in the opinion of management, neither individually nor in the aggregate are likely to result in a material adverse effect on our business, results of operations or financial condition.

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

In November 2006, the Company received notice from the Environmental Protection Agency (“EPA”) regarding certain violations of the Clean Air Act. In the first quarter of 2009, this matter was resolved and settled in principle, with the Company agreeing to pay a civil penalty and to upgrade certain ventilation and emission control equipment. The Company was properly reserved for this matter. The Company, the United States, and the State of Alabama are finalizing the language of a consent decree to memorialize the settlement.

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

The Company is also party to an Environmental Cooperation Agreement, (“ECA”), with Alcoa, which is Reynolds’ successor. The ECA addresses, among other things, the use of a surface water ditch system by both us and Alcoa, the use of process water retention ponds on Alcoa’s property and certain surface drainage easements across our property. The ECA was set to expire in December 2009, with automatic two year renewal periods unless either party elects to terminate, in which event the ECA will terminate one year following such election. Neither party elected to terminate the agreement. Under the ECA, each party defends and indemnifies the other against claims arising from its own violations of any applicable environmental laws, its handling, use, or disposal of hazardous materials at the Listerhill facility, a breach of any warranties, representations or covenants in the agreement, or damage or loss to property and injury to or death of any persons.

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

The Company may from time to time be a party to certain claims and litigation associated with employment related matters for which management believes that the ultimate resolution will not have a material adverse impact on the Company’s financial position.

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

As of December 31, 2009, the Company had no other known probable exposures relating to claims, environmental matters, or other legal proceedings that are expected to have a material adverse effect on the Company. There can be no assurance, however, that unanticipated events will not require the Company to increase the amount it has accrued for any matter or accrue for a matter that has not been previously accrued because it was not considered probable. While it is possible that the increase or establishment of an accrual could have a material adverse effect on the Company’s financial results for any particular fiscal quarter or year, in the opinion of management there exists no known potential exposure that would have a material adverse effect on the financial condition or on the financial results of the Company beyond such fiscal quarter or year.

The Company is subject to certain monthly purchase commitments for raw materials. The amount of inventory under this commitment not yet received was $220,577 and $118,188 as of December 31, 2009 and 2008, respectively.

11. Business Segment Information

A reportable segment is a component of an enterprise in which the operating results are regularly reviewed by the enterprise’s chief operating decision maker to make decisions about resources to be allocated to the segment and assess its performance, and for which discrete financial information is available. We have two reportable segments: Wise Alloys “Alloys” and Wise Recycling “Recycling”.

Wise Alloys. Alloys principally manufactures and sells aluminum can sheet to aluminum can producers and also serves the transportation, building, and construction markets. Beverage can stock is aluminum sheet specifically designed and engineered for use in the production of aluminum beverage cans and represents our primary product. Can stock customers include Ball Corporation, Crown Holdings, Inc. and Rexam PLC, the three largest beverage can manufacturers in the world. In addition, Alloys produces food can stock and semi-fabricated aluminum sheet for building and construction, transportation and other markets. Shipments to International customers constituted 7% of total shipments at the Alloys division in 2009 and 6% of shipments in 2008. Shipments to International customers were immaterial in 2007.

A majority of our revenues and assets are attributed to or are located in the United States. The Company evaluates segment performance based on profit or loss from operations before corporate general and administrative expenses, LIFO adjustments, and mark-to-market adjustments for derivative contracts. The accounting policies of the segments are the same as those described in the significant accounting policies.

Wise Recycling. Recycling is engaged in the recycling and sale of scrap aluminum and other non-ferrous metals for use by Alloys as well as for sale to third parties. Recycling provides the Company with an effective, profitable infrastructure to obtain a portion of Alloys’ scrap requirements. Recycling has developed a collection process that utilizes both direct acquisitions from scrap dealers and industrial accounts, as well as “off-the-street” acquisitions from the actual consumer. Furthermore, Recycling collects other forms of non-ferrous scrap, primarily non-UBC aluminum, copper and brass, for sale in the merchant market. The Company is currently expanding the business of Recycling to include warehousing operations in order to provide regional shipping centers for our scrap collection and to enhance our ability to provide a vendor managed inventory program for Alloys customers.

We have concluded that TMC and AEM are not reportable segments because neither is significant to our consolidated operations and each represents less than 10% of our revenues andthe absolute profit or loss for each represents less than 10% of our absolute profit or loss in each of the past three years. Additionally, TMC’s and AEM’s assets were less than 10% of the combined assets of our operating segments as of December 31, 2009 and 2008. Financial information about TMC and AEM is included in the “Other” caption in the tables below.

The following table sets forth information on the Company’s reportable segments:

	Year Ended December 31,
	2009	2008	2007
Net Sales
Alloys	$543,603	$980,129	$839,410
Recycling	69,547	153,485	145,181
Other	4,834	3,040	2,068

Net sales	$617,984	$1,136,654	$986,659

Segment (loss) profit
Alloys	$(59,263)	$(48,939)	$(31,511)
Recycling	754	1,341	7,412

Segment loss	(58,509)	(47,598)	(24,099)
LIFO adjustment attributable to Alloys	3,608	25,946	12,962
(Loss) gain on derivative instruments attributable to Alloys	(1,281)	(78)	7,059
Corporate and other undistributed expenses, net	(54,096)	(50,612)	(49,423)

Net loss	$(110,278)	$(72,342)	$(53,501)

	As of December 31,
	2009	2008
Total Assets
Alloys	$506,783	$349,337
Recycling	37,824	35,558
Corporate and other	7,954	8,443

Total assets	$552,561	$393,338

	As of December 31,
	2009	2008	2007
Depreciation and Amortization
Alloys	$14,699	$14,670	$12,989
Recycling	817	775	718
Corporate and other	344	146	14

Total depreciation and amortization	$15,860	$15,591	$13,721

	As of December 31,
	2009	2008	2007
Capital Expenditures
Alloys	$18,914	$19,632	$19,317
Recycling	1,647	1,281	1,291
Corporate and other	397	645	1,639

Total capital expenditures	$20,958	$21,558	$22,247

12. Related Party Transactions

Effective October, 2006, the Company entered into a Dry Lease Agreement (the “Dry Lease”) to charter up to 175 hours per year of a Dassault Falcon 200 (the “Plane”). The Plane is owned by WDA LLC (“WDA”), a company primarily owned by David D’Addario, our Chief Executive Officer and President. Under the Dry Lease, Wise has the first right to use the Plane. Wise pays direct operating costs for actual use, including fuel and crew costs which approximate $3.8 per hour. These costs will vary based upon the distance and number of days of the trip. In addition, Wise pays a flat fee for actual maintenance and management fees based on its percentage use of the plane, 60%, based on total availability of 300 hours, of approximately $2.5 per hour. In addition, Wise pays $1.5 per hour for miscellaneous expenses, including training and insurance. The Dry Lease extends through September 30, 2011, but may be cancelled upon 30 days notice. The Company has no obligation to use the Plane for any minimum number of hours. Based upon quotes from other fractional share charter operators, the Company believes that this transaction reflects arm’s length terms.

On April 25, 2008, the Company entered into an Amendment No. 13 to its revolving credit facility (“Amendment No. 13”) to increase the maximum credit under the loan from $207,500 to $278,000 with a Company option to increase the line to $300,000. Under Amendment No. 13, the RSA, an equity owner of the Company, agreed to participate in the revolving credit facility as a pari passu lender with a total commitment of $96,000. The Company and the RSA entered into a fee letter agreement which, per Amendment No. 13, is embedded in the revolving credit agreement, and requires the Company to pay the RSA an 8.5% fixed rate of return for the average amount outstanding under this RSA commitment. Further, the Company and the RSA agreed to enter into an amendment to the existing master equipment lease to increase the amount available under the lease by $4,000 and extend the maturity date to May 5, 2010. On October 23, 2009, the master lease agreement was amended to increase the note balance by $4,500 which was received in cash. On November 12, 2009, the master lease agreement was further amended to increase the note balance by an additional $4,500 which was received in cash. The interest rate remains at 10.7%. The term has not been extended beyond May 5, 2010. Subsequent to December 31 2010, the Company reached an agreement with the RSA which extended the term of the master lease agreement to May 2011. The interest rate remains at 10.7%.

As part of Amendment No. 15, the RSA has agreed to pre-fund $50,000 under the revolving credit facility. As consideration for the RSA’s continued participation in the credit facility, the Company has granted the RSA a 4% membership interest in the Company and granted those members of the Company’s management board appointed by the RSA approval rights over certain matters.

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

13. Subsequent Events

The Company evaluated all activity and concluded that no subsequent events have occurred that would require recognition in the Consolidated Financial Statements or disclosure in the Notes to the Consolidated Financial Statements, except as follows:

On February 12, 2010, the Company entered into an Amendment No. 17 to its revolving credit facility (“Amendment No. 17”) permitting the formation of ASAP, a subsidiary, which will operate in tandem with its third-party manager to more effectively and efficiently manage the company’s spare parts inventory. In addition, Amendment No. 17 permitted us to make a $10 million investment of various machinery spare parts and up to an additional $2.5 million contribution of cash and/or assets into ASAP in the future. ASAP’s inventory was used to secure an $8 million line of credit from the RSA due in December, 2014, the proceeds of which were distributed to Alloys.

On March 10, 2010, the Company entered into an Amendment No. 18 to its revolving credit facility (“Amendment No. 18”). Under Amendment No. 18, the term of the agreement was extended to May 5, 2011. Additionally, the minimum availability of $10,000 was reset to $5,000 and will be incrementally increased back to $10,000 through September, 2010 based upon an agreed upon schedule. The applicable interest rates for the remaining commitment under the revolving credit facility will range from 5.25% — 5.50% over the LIBOR rate. The parties to the agreement agreed to a minimum EBITDA level for the first quarter of 2010 and a fixed charge coverage ratio for subsequent quarters.

On March 29, 2010, the Company executed Amendment No. 4 to the master lease agreement with the RSA which extended the term of the lease to May 2011. The interest rate remains at 10.7%.

14. Quarterly Information (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year Ended December 31, 2009
Net sales	$157,805	$161,601	$177,076	$121,502
Gross deficit	(27,326)	(5,571)	(6,543)	(20,165)
Net loss	(38,670)	(17,573)	(19,894)	(34,141)

Year Ended December 31, 2008
Net sales	$315,663	$350,003	$296,945	$174,043
Gross profit (deficit)	15,788	5,261	(24,142)	(13,411)
Net loss	(8,287)	(8,401)	(27,574)	(28,080)

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Disclosure Controls and Procedures

(a) Disclosure Controls and Procedures

As of December 31, 2009, our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), has conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Securities Exchange Act Rule 13a-15(e), as amended). Based on the evaluation, our CEO and CFO concluded that our disclosure controls and procedures as of December 31, 2009 were not effective because of a material weakness in internal control over financial reporting described below.

(b) Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. Under the supervision of management and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this evaluation, we used the criteria set forth by the Commission of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

As a result of the material weakness described above, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2009, based on the criteria identified above. This annual report does not include an attestation report of the Company’s independent registered accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

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

(d) Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the fourth fiscal quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information.

None.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance.

The following table sets forth the managers, executive officers and key employees of Wise Group and Wise Alloys and their ages as of December 31, 2009:

Name	Age	Position(s)
David F. D’Addario	47	Chief Executive Officer, Chairman and Manager, Wise Group
John J. Cameron	73	Vice Chairman, Manager
Danny Mendelson	57	Executive Vice President, Chief Strategic Officer, Secretary
Gerald M. David	71	Manager, Wise Group
Gregory Garvey	54	Manager, Wise Group
Thomas L. Krebs	66	Manager, Wise Group
John S. Stein	45	Manager, Wise Group
Don Farrington	61	Senior Vice President, Sales
Sam Glasscock	61	Executive Vice President /Financial Operations
Phillip Tays	64	Executive Vice President, Manufacturing
Michael Patterson	59	Director of Rolling
Kenneth Stastny	41	Chief Financial Officer
Richard Weaver	67	Executive Vice President, Development and Risk Management
Robert David	67	Vice President, National Accounts

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

Thomas L. Krebs was selected by the RSA to serve on the Board of Managers in October of 2007. Mr. Krebs is an attorney at the law firm of Haskell Slaughter Young & Rediker, LLC and represents clients in the areas of securities and class action litigation, broker-dealer litigation and arbitration, and other complex civil litigation. With an extensive background in securities regulation and enforcement and significant trial and arbitration experience representing both plaintiffs and defendants in securities-related matters, Mr. Krebs brings substantial expertise to the representation of corporate clients, broker-dealer firms and individual and institutional investors. In addition to his litigation practice, Mr. Krebs maintains an active practice in broker-dealer arbitration. Mr. Krebs holds a B.A. degree from the University of Virginia and a J.D. degree from the University of Alabama. Subsequent to December 31, 2009, Mr. Krebs resigned his position on the Company’s Board. The position has not yet been filled.

John S Stein was selected by the RSA to serve on the Board of Managers in October of 2007. Mr. Stein is a co-founder of IntraMicron and serves as the Chief Executive Officer. Mr. Stein holds a B.S. degree in Business Administration from Auburn University and a J.D. from the University of Virginia School of Law.

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

Manager Compensation

Messrs. D’Addario, Cameron, Garvey and David currently comprise the Wise Group management board. David D’Addario is paid $162,500 annually for his service on the Wise Group management board in addition to his salary of $877,760 and benefits he receives as an employee of Wise Group. John Cameron is not separately compensated for his service as a member of the Wise Group management board and is solely compensated pursuant to his employment agreement described below. Gregory Garvey is paid $162,500 annually for his service on the Wise Group management board. Gerald David is not separately compensated for his service on the Wise Group management board and is solely compensated pursuant to his employment agreement described below. Compensation for the new board members appointed by the RSA have not yet been determined and approved.

Committees

Gregory Garvey is Chairman and John Stein and Thomas Krebs are members of the Company’s Audit Committee, reporting to the management board. Mr. Garvey is a financial expert as such term is defined by the Securities and Exchange Commission and also serves on the management board.

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

Compensation Discussion & Analysis

An executive compensation committee comprised of the Company’s chairman and executive vice president/chief strategic officer administers our executive compensation program. This committee, reporting to the management board, oversees our compensation and benefit plans, reviews compensation levels and makes all compensation decisions relating to Wise’s executive officers, including the grant of any incentive compensation. Compensation for Mr. D’Addario who serves as the Company’s Chief Executive Officer, is subject to limitations as prescribed in the Wise Group’s operating agreement. Compensation levels and goals are reviewed and approved annually. Significant goals and related achievements affecting executive compensation included progress made to realign customer contracts to more appropriately reflect changing market conditions. Other achievements are centered around managing company performance and obtaining adequate financing for the Company.

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

Salary. Each executive officer is paid an annual cash salary that is consistent with the salary paid to similarly positioned executive officers at comparable companies. The Company examines external market data provided by various salary surveys for companies of similar size and structure that operate in similar industries. Wise pays its executives a salary to ensure that each executive officer receives some compensation that is not tied to the risk inherent in pay for performance compensation, which ensures we are able to attract and retain highly qualified executive officers.

Bonus. Wise’s executive compensation committee and management board has discretion to award cash bonuses to its executive officers. The amounts of such awards are determined after reviewing each executive officer’s individual performance and contribution to the achievement of Company goals and objectives. Bonus compensation is designed to align the interests of the Company’s executive officers with the Company’s goal of improved performance.

Equity Incentives. Wise’s executive compensation committee and management board has discretion to award equity incentives to its executive officers. The amount of such award is determined after reviewing each executive officer’s role in achieving future goals of the company in light of individual performance and contribution to the achievement of Company past goals and objectives. Equity incentive compensation is designed to align the interests of the Company’s executive officers with the Company’s strategic initiatives.

Benefit Plans. Each executive officer is entitled to compensation in the form of various benefit plans that are consistent with benefits offered to similarly positioned executive officers at comparable companies. The Company examines external market data provided by various benefit surveys for companies of similar size and structure that operate in similar industries. Wise compensates its executives with benefits to ensure that each executive officer receives some compensation that is not tied to the risk inherent in pay for performance compensation, which ensures we are able to attract and retain highly qualified executive officers.

Compensation is paid by Wise Group in respect of Wise Group’s executive officers and allocated to Wise Alloys based on each such person’s duties on behalf of Wise Alloys. The following table sets forth the cash and non-cash compensation paid or incurred on Wise Group’s behalf to its Chief Executive Officer, Chief Financial Officer and each of the three other most highly compensated employee executive officers, as well as compensation paid to Gregory Garvey and Gerald David for whom disclosure would have been required to be provided if such persons were serving as executive officers of the Company in 2009, each of whom made more than $100,000 in 2009:

Summary Compensation Table

Name and Principal Position	Annual Compensation 2009 2008 2007	Annual Salary 2009 2008 2007		Long-Term Compensation Awards 2009 2008 2007		All other Compensation 2009 2008 2007
	Total Compensation	Salary		Bonus	Securities Underlying Options
David D’Addario	$1,040,260	$1,040,260	(1)	$—	$—	$—
Chief Executive Officer,	1,268,700	1,268,700	(1)	—	—	—
Chairman and Manager	1,215,300	1,215,300	(1)	—	—	—

Kenneth Stastny	$180,000	$180,000		$—	$—	$—
Chief Financial Officer	180,000	180,000		—	—	—
	250,000	170,000		80,000	—	—

John J. Cameron	$375,000	$75,000		$—	$—	$300,000	(2)
Vice Chairman and	375,000	75,000		—	—	300,000	(2)
Manager	375,000	75,000		—	—	300,000	(2)

Danny Mendelson	$192,000	$192,000		$—	$—	$—
Executive Vice President,	240,000	240,000		—	—	—
Chief Strategic Officer	240,000	240,000		—	—	—
and Secretary

Richard Weaver	$245,000	$245,000		$—	$—	$—
Executive Vice President,	245,000	245,000		—	—	—
Non-Core Businesses	265,000	245,000		20,000	—	—

Gregory Garvey	$162,500	$162,500		$—	$—	$—
Manager and Audit	165,500	162,500		—	—	—
Committee Chair	162,500	162,500		—	—	—

Gerald M. David	$300,000	$300,000		$—	$—	$—
Manager	240,000	240,000		—	—	—
	240,000	240,000		—	—	—

(1)	Of the salary compensation Mr. D’Addario received in 2009, 2008, and 2007, $162,500 was paid in respect of his service as a member of the Wise Group management board and the remaining was paid in respect of his service as Chairman.
(2)	Mr. Cameron received $300,000 in additional cash compensation in 2009, 2008 and 2007 pursuant to his employment agreement. See “Employment Agreements” below.

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

John Cameron Employment Agreement. John Cameron entered into an employment agreement with Wise Group effective on April 1, 1999. This term of this employment agreement extended through March 31, 2005. Mr. Cameron’s employment agreement provides that, as of July 15, 2002 and continuing until the date he receives a total of $2.5 million, he is entitled to receive, in addition to his salary, $25,000 per month in lieu of the severance that was to be paid to him as of March 31, 2003. Other long-term obligations include certain future payments related to Mr. Cameron’s employment agreement in the amount of $875,000.

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

The table below sets forth certain information as of December 31, 2009, concerning the beneficial ownership of equity interests in Wise Group, on a fully diluted basis by: each person known by Wise Group to own beneficially more than five percent of the membership interests; its Chief Executive Officer, Chief Strategic Officer and its three other most highly compensated executive officers; each of its managers; and all of its executive officers and managers as a group.

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

Common Interest

Name and Address of Beneficial Owners(1)	Percentage of Ownership
Silver Knot, LLC(2)(3)	74.3%
10 Middle Street
Bridgeport, Connecticut 06604

David F. D’Addario(4)	74.3%
Gregory Garvey(5)	74.3%
Danny Mendelson(6)	7.7%
John J. Cameron(7)	6.2%
Richard Weaver	1.8%
Kenneth Stastny	*
Gerald M. David	*
All of Wise Group’s executive officers and managers as a group	95.7%
Others	4.3%

*	Less than 1.0%
(1)	Except as otherwise indicated, the address for each of the named security holders is 857 Elkridge Landing Road, Suite 600, Linthicum, Maryland 21090.
(2)	David F. D’Addario and certain of his family members and Gregory Garvey and certain of his family members collectively own 100% of Silver Knot, LLC. Mr. D’Addario has full management control of Silver Knot, LLC pursuant to its operating agreement.
(3)	In December, 2001, Silver Knot, LLC entered into an agreement with Wise Metals Co. to acquire its 51.29% equity interest in Wise Group. Silver Knot, LLC pledged 61.2% of its equity interest in Wise Group to Wise Metals to secure its payment obligations under the agreement. According to the terms of the pledge, Silver Knot, LLC retains voting rights for its interest and the right to receive distributions, subject to customary events of default.
(4)	David F. D’Addario holds his beneficial membership interests in Wise Group through his interest in Silver Knot, LLC.
(5)	Gregory Garvey holds his beneficial membership interests in Wise Group through his interest in Silver Knot, LLC.
(6)	Danny Mendelson’s interest is comprised of a 5.0% membership interest and 2.8% economic interest.
(7)	John J. Cameron’s interest is comprised of a 2.8% membership interest and a 3.5% economic interest. Part of this interest is held in trust with his family. His family disclaims beneficial ownership of this interest.

Preferred Interest

Name and Address of Beneficial Owners(1)	Percentage of Ownership
The Teachers’ Retirement Systems of Alabama(1)	67.0%
135 South Union Street
Montgomery, AL 36130

The Employees’ Retirement Systems of Alabama(1)	33.0%
135 South Union Street
Montgomery, AL 36130

(1)	Cumulative-convertible 10 percent PIK preferred membership interests of the Company. The preferred interest is convertible into 25 percent of the common interest of the Company. The Company has the right to call the preferred membership interest after seven years at the cost of the greater of the investment plus any accrued PIK dividends or the fair market value of the preferred interest on an as converted basis.

Item 13.	Certain Relationships and Related Transactions and Director Independence.

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

Transactions with Management.

Robert David is the brother of Gerald David, a Manager of Wise Group. Robert David is employed by Wise Group as Vice President, National Accounts and was paid $270,000 in salary and bonus in 2009.

As part of Amendment No. 15, the RSA has agreed to pre-fund $50 million under the revolving credit facility. As consideration for the RSA’s continued participation in the credit facility, the Company has granted the RSA a 4% membership interest in the Company and granted those members of the Company’s management board appointed by the RSA approval rights over certain matters.

On April 25, 2008, the Company entered into an Amendment No. 13 to its revolving credit facility (“Amendment No. 13”) to increase the maximum credit under the loan from $207.5 million to $278 million with a Company option to increase the line to $300 million. Under Amendment No. 13, the RSA, an equity owner of the Company, agreed to participate in the revolving credit facility as a pari passu lender with a total commitment of $96 million. The Company and the RSA entered into a fee letter agreement which, per Amendment No. 13, is embedded in the revolving credit agreement, and requires the Company to pay the RSA an 8.5% fixed rate of return for the average amount outstanding under this RSA commitment. Further, the Company and the RSA agreed to enter into an amendment to the existing master equipment lease to increase the amount available under the lease by $4 million and extend the maturity date to May 5, 2010. On October 23, 2009, the master lease agreement was amended to increase the note balance by $4.5 million which was received in cash. On November 12, 2009, the master lease agreement was further amended to increase the note balance by an additional $4.5 million which was received in cash. The interest rate remains at 10.7%. The master equipment lease, as amended, now expires May 5, 2010. In addition, the Company and the RSA have entered into a fee letter agreement where the Company has agreed to pay the RSA certain deferred commitment, closing and consulting fees on a monthly basis which, in conjunction with the increased interest rate under the amended master equipment lease, will ensure that the rate of return for the amount outstanding under the RSA commitment equals, but does not exceed, 8.5%. Subsequent to December 31 2010, the Company reached agreement with the RSA which extended the term of the master lease agreement to May 2011. The interest rate remains at 10.7%.

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

On February 12, 2010, the Company entered into an Amendment No. 17 to its revolving credit facility (“Amendment No. 17”) permitting the formation of ASAP, a subsidiary, which will operate in tandem with its third-party manager to more effectively and efficiently manage the company’s spare parts inventory. In addition, Amendment No. 17 permitted us to make a $10 million investment of various machinery spare parts and up to an additional $2.5 million contribution of cash and/or assets into ASAP in the future. ASAP’s inventory was used to secure an $8 million line of credit from the RSA, the proceeds of which were distributed to Alloys.

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

The following is a summary of the fees billable to the Company by PricewaterhouseCoopers LLP for professional services rendered for the fiscal year ended December 31, 2009 and 2008:

Fee Category	2009 Fees	2008 Fees
Audit Fees	$679,000	$775,000
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	$1,500	—

Total Fees	$680,500	$775,000

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

All Other Fees. These consist of fees for services not captured in the other categories, including a subscription to an accounting research tool.

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

(3) Exhibits

The following exhibits are either included in this report or incorporated herein by reference as indicated below:

1.1	Purchase Agreement, dated April 30, 2004, by and among the Issuers, the Guarantors and the Initial Purchasers (incorporated by reference to Exhibit 1.1 to the Company’s Registration Statement on Form S-4 filed on July 23, 2004)

3.1	Second Amended and Restated Limited Liability Company Agreement of Wise Metals Group LLC (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-4/A filed on September 29, 2004)

3.2	Third Amended and Restated Limited Liability Agreement of the Company dated October 5, 2007 (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007)

3.2a	Certificate of Formation of Wise Metals Holdings LLC filed with the Delaware Secretary of State on February 1, 1999 (incorporated by reference to Exhibit 3.2a to the Company’s Registration Statement on Form S-4 filed on July 23, 2004)

3.2b	Certificate of Amendment of Wise Metals Holdings LLC (incorporated by reference to Exhibit 3.2b to the Company’s Registration Statement on Form S-4 filed on July 23, 2004)

3.2c	Articles of Merger of Wise Metals Group LLC (incorporated by reference to Exhibit 3.2c to the Company’s Registration Statement on Form S-4 filed on July 23, 2004)

3.2d	Amendment No. 1 to the Third Amended and Restated Limited Liability Company Agreement dated December 17, 2008 (incorporated by reference to Exhibit 3.2d to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008)

3.3	Limited Liability Company Agreement of Listerhill Total Maintenance Center LLC (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-4 filed on July 23, 2004)

3.4	Certificate of Formation of Listerhill Total Maintenance Center LLC filed with the Delaware Secretary of State on September 30, 2003 (incorporated by reference to Exhibit 3.4 to the Company’s Registration Statement on Form S-4 filed on July 23, 2004)

3.5	Limited Liability Company Agreement of Wise Warehousing, LLC (incorporated by reference to Exhibit 3.5 to the Company’s Registration Statement on Form S-4 filed on July 23, 2004)

3.6	Certificate of Formation of Wise Warehousing, LLC filed with the Delaware Secretary of State on December 22, 2003 (incorporated by reference to Exhibit 3.6 to the Company’s Registration Statement on Form S-4 filed on July 23, 2004)

3.7	Limited Liability Company Agreement of Wise Alloys LLC (together with amendment 3 thereto) (incorporated by reference to Exhibit 3.7 to the Company’s Registration Statement on Form S-4 filed on July 23, 2004)

3.8	Certificate of Formation of Wise Alloys LLC filed with the Delaware Secretary of State on December 9, 1998 (incorporated by reference to Exhibit 3.8 to the Company’s Registration Statement on Form S-4 filed on July 23, 2004)

3.9	Amended and Restated Limited Liability Company Agreement of Wise Recycling West, LLC (incorporated by reference to Exhibit 3.9 to the Company’s Registration Statement on Form S-4 filed on July 23, 2004)

3.10a	Certificate of Formation of Wise Recycling West, LLC filed with the Delaware Secretary of State on December 27, 2001 (incorporated by reference to Exhibit 3.10a to the Company’s Registration Statement on Form S-4 filed on July 23, 2004)

3.10b	Certificate of Amendment of Certificate of Formation of Wise Recycling West, LLC (incorporated by reference to Exhibit 3.10b to the Company’s Registration Statement on Form S-4 filed on July 23, 2004)

3.11	Limited Liability Company Agreement of Wise Recycling Texas, LLC (incorporated by reference to Exhibit 3.11 to the Company’s Registration Statement on Form S-4 filed on July 23, 2004)

3.12	Certificate of Formation of Wise Recycling Texas, LLC filed with the Delaware Secretary of State on June 4, 2002 (incorporated by reference to Exhibit 3.12 to the Company’s Registration Statement on Form S-4 filed on July 23, 2004)

3.13	Second Amended and Restated Limited Liability Company Operating Agreement of Wise Recycling, LLC (incorporated by reference to Exhibit 3.13 to the Company’s Registration Statement on Form S-4 filed on July 23, 2004)

3.14	Articles of Organization of Wise Recycling, LLC filed with the Maryland Secretary of State on January 20, 1998 (incorporated by reference to Exhibit 3.14 to the Company’s Registration Statement on Form S-4 filed on July 23, 2004)

3.15	Certificate of Incorporation of Wise Alloys Finance Corporation filed with the Delaware Secretary of State on April 18, 2002 (incorporated by reference to Exhibit 3.15 to the Company’s Registration Statement on Form S-4 filed on July 23, 2004)

3.16	Bylaws of Wise Alloys Finance Corporation (incorporated by reference to Exhibit 3.16 to the Company’s Registration Statement on Form S-4 filed on July 23, 2004)

4.1	Indenture, dated May 5, 2004, by and among the Issuers, the Guarantors and the Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-4 filed on July 23, 2004)

4.2	Registration Rights Agreement, dated as of May 5, 2004, by and among the Issuers, the Guarantors and the Initial Purchasers (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-4 filed on July 23, 2004)

10.1	General Security Agreement, dated as of May 5, 2004, by the Issuers and the Guarantors in favor of the Trustee (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-4 filed on July 23, 2004)

10.2	Intercreditor Agreement, dated May 5, 2004, by and between the Trustee and Congress Financial Corporation (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-4 filed on July 23, 2004)

10.3	Collateral Assignment of Acquisition Agreement, dated May 5, 2004, by Wise Alloys LLC in favor of the Trustee (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-4 filed on July 23, 2004)

10.4	Investment Property Pledge and Security Agreement, dated May 5, 2004, by Wise Alloys LLC in favor of the Trustee (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-4 filed on July 23, 2004)

10.5	Fee and Leasehold Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated May 5, 2004, by Wise Alloys LLC in favor of the Trustee (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-4 filed on July 23, 2004)

10.6	Pledge and Security Agreement, dated May 5, 2004, by the Issuers and the Guarantors in favor of the Trustee (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-4 filed on July 23, 2004)

10.7	Trademark Collateral Assignment and Security Agreement, dated May 5, 2004, by and between Wise Alloys LLC and the Trustee (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-4 filed on July 23, 2004)

10.8	Beverage Can Supply Letter Agreement, dated August 10, 1998 and as most recently amended April 1, 2003, by and between Ball Corporation and Wise Alloys LLC (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Amendment No. 1 to the Form S-4 filed on September 29, 2004)†

10.9	Beverage Can Supply Letter Agreement, dated April 22, 2004, by and between Crown Cork & Seal Co. and Wise Alloys LLC (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Amendment No. 1 to the Form S-4 filed on September 29, 2004)†

10.10	Amended and Restated Loan Agreement, dated May 5, 2004, by and among the Issuers, the Guarantors, Congress Financial Corporation, Fleet Capital Corporation and the Financial Institutions named therein (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-4 filed on July 23, 2004)

10.11	Employment Agreement, dated December 31, 2001, by and between Gerald David and Wise Metals Group LLC (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-4 filed on July 23, 2004)

10.12	Employment Agreement, dated April 1, 1999, by and between John Cameron and Wise Metals Group LLC (together with amendments thereto) (incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-4 filed on July 23, 2004)

10.13	$720,000 Real Estate Mortgage Note, dated December 5, 2002, issued by Wise Recycling West, LLC on behalf of TOMRA of North America Finance Corporation (incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-4 filed on July 23, 2004)

10.14	Mortgage, dated December 5, 2002, by and between Wise Recycling West, LLC on behalf of TOMRA of North America Finance Corporation (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-4 filed on July 23, 2004)

10.15	$720,000 Promissory Note, dated December 6, 2002, issued by Wise Recycling West, LLC on behalf of TOMRA of North America Finance Corporation (incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-4 filed on July 23, 2004)

10.16	Deed of Trust, dated December 6, 2002, by and between Wise Recycling West, LLC on behalf of TOMRA of North America Finance Corporation (incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-4 filed on July 23, 2004)

10.17	Environmental Cooperation Agreement, dated March 31, 1999, by Reynolds Metals Company and Wise Alloys LLC (incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement on Form S-4 filed on July 23, 2004)

10.18	Technology License Agreement, dated as of March 31, 1999, between Reynolds Metals Company, Southern Reclamation Company, Inc. and Wise Alloys LLC (incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement on Form S-4 filed on July 23, 2004)

10.19	Purchase Agreement dated as of October 31, 2003, and effective as of June 30, 2003, by and among David D’Addario and John Cameron and Wise Recycling LLC (incorporated by reference to Exhibit 10.19 to the Company’s Registration Statement on Form S-4 filed on July 23, 2004)

10.20	Ground Lease Agreement (Sewage Treatment Plant), dated March 31, 1999, by Reynolds Metals Company and Wise Alloys LLC (incorporated by reference to Exhibit 10.20 to the Company’s Registration Statement on Form S-4 filed on July 23, 2004)

10.21	Ground Lease Agreement (Drinking Water Plant), dated March 31, 1999, by Reynolds Metals Company and Wise Alloys LLC (incorporated by reference to Exhibit 10.21 to the Company’s Registration Statement on Form S-4 filed on July 23, 2004)

10.22	Ground Lease Agreement (Southern Reclamation Plant), dated March 31, 1999, by Reynolds Aluminum Partners and Wise Alloys LLC (incorporated by reference to Exhibit 10.22 to the Company’s Registration Statement on Form S-4 filed on July 23, 2004)

10.23	Lease Agreement, dated March 31, 1999, by Reynolds Metals Company and Wise Alloys LLC (incorporated by reference to Exhibit 10.23 to the Company’s Registration Statement on Form S-4 filed on July 23, 2004)

10.24	Asset Purchase Agreement, dated as of December 30, 1998, among Reynolds Metals Company, Southern Reclamation Company, Inc. Reynolds Aluminum Partners and Wise Alloys LLC (incorporated by reference to Exhibit 10.24 to the Company’s Registration Statement on Form S-4 filed on July 23, 2004)

10.25	Amendment No. 1 to Amended and Restated Loan Agreement, dated as of June 30, 2004, by and among the Issuers, the Guarantors, Congress Financial Corporation, Fleet Capital Corporation and the Financial Institutions named therein (incorporated by reference to Exhibit 10.25 to the Company’s Registration Statement on Form S-4/A filed on September 29, 2004)

10.26	Accounts Purchase and Sale Agreement, dated as of June 30, 2004, by and among Wise Alloys LLC and Congress Financial Corporation (incorporated by reference to Exhibit 10.26 to the Company’s Registration Statement on Form S-4/A filed on September 29, 2004)

10.27	Employment Agreement, dated as of July 1, 2004, by and between Randall R. Powers and Wise Metals Group LLC (incorporated by reference to Exhibit 10.27 to the Company’s Registration Statement on Amendment No. 1 to the Form S-4 filed on September 29, 2004)

10.28	Amendment No. 2 to Amended and Restated Loan Agreement, dated November 10, 2004, by and among the Issuers, the Guarantors, Congress Financial Corporation and Fleet Capital Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004)

10.29	Amendment No. 4 to Amended and Restated Loan Agreement, dated October 31, 2005, by and among the Issuers, the Guarantors, Congress Financial Corporation and Fleet Capital Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005)

10.30	Amendment to Deed of Trust and Assignment of Deed of Trust, dated as January 10, 2005, by Wise Recycling West, LLC, to the Adams County Public Trustee for the benefit of TOMRA of North America Finance Corporation and GAB Holding LLC (incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on form 10-K for the year ended December 31, 2005)

10.31	Extension and Assignment Agreement, entered into as of January 21, 2005, by and among TOMRA of North America Finance Corporation, Wise Recycling West, LLC and GAB Holding LLC (incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on form 10-K for the year ended December 31, 2005)

10.32	Allonge to Real Estate Mortgage Note, attached to, and made a part of that certain Promissory Note dated December 5, 2002, in the principal amount of Seven Hundred Twenty Thousand and 00/100 Dollars ($720,000.00) made by Wise Recycling West, LLC to the order of TOMRA of North America Finance Corporation (incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on form 10-K for the year ended December 31, 2005)

10.33	Amendment No. 3 to Amended and Restated Loan Agreement, dated March 21, 2005, by and among the Issuers, the Guarantors, and Wachovia Corporation (formerly Congress Financial) as Agent Corporation (incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on form 10-K for the year ended December 31, 2006)

10.34	Amendment No. 5 to Amended and Restated Loan Agreement, dated March 6, 2006, by and among the Issuers, the Guarantors, and Wachovia Corporation (formerly Congress Financial) as Agent Corporation (incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005)

10.35	Amendment No. 6 to Amended and Restated Loan Agreement, dated March 31, 2006, by and among the Issuers, the Guarantors, and Wachovia Corporation (formerly Congress Financial) as Agent Corporation (incorporated by reference to Exhibit 10.35 to the Company’s Annual Report on form 10-K for the year ended December 31, 2006)

10.36	Amendment No. 7 to Amended and Restated Loan Agreement, dated April 28, 2006, by and among the Issuers, the Guarantors, and Wachovia Corporation (formerly Congress Financial) as Agent Corporation (incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on form 10-K for the year ended December 31, 2006)

10.37	Amendment No. 8 to Amended and Restated Loan Agreement, dated June 12, 2006, by and among the Issuers, the Guarantors, and Wachovia Corporation (formerly Congress Financial) as Agent Corporation (incorporated by reference to Exhibit 10.30 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2006)

10.38	Amendment No. 9 to Amended and Restated Loan Agreement, dated August 4, 2006, by and among the Issuers, the Guarantors, and Wachovia Corporation (formerly Congress Financial) as Agent Corporation (incorporated by reference to Exhibit 10.31 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2006)

10.39	Amendment No. 10 to Amended and Restated Loan Agreement, dated December 31, 2006, by and among the Issuers, the Guarantors, and Wachovia Corporation (formerly Congress Financial) as Agent Corporation (incorporated by reference to Exhibit 10.39 to the Company’s Annual Report on form 10-K for the year ended December 31, 2006)

10.40	Separation Agreement and Release by and between Randall R. Powers and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2006)

10.41	Master Lease Agreement dated November 13, 2006 by and among The Employees’ Retirement System of Alabama, The Teachers’ Retirement System of Alabama, Wilmington Trust Company and the Company (incorporated by reference to Exhibit 10.41 to the Company’s Annual Report on form 10-K for the year ended December 31, 2006)

10.42	Accounts Purchase and Sale Agreement, dated as of March 31, 2006, by and among Wise Alloys LLC and Wachovia Corporation (formerly Congress Financial) as Agent Corporation (incorporated by reference to Exhibit 10.42 to the Company’s Annual Report on form 10-K for the year ended December 31, 2006)

10.43	Amendment No. 1 to Accounts Purchase and Sale Agreement, dated as of December 31, 2006, by and among Wise Alloys LLC and Wachovia Corporation (formerly Congress Financial) as Agent Corporation (incorporated by reference to Exhibit 10.43 to the Company’s Annual Report on form 10-K for the year ended December 31, 2006)

10.44	Amendment No. 2 to Accounts Purchase and Sale Agreement, dated as of April 9, 2007, by and among Wise Alloys LLC and Wachovia Corporation (formerly Congress Financial) as Agent Corporation (incorporated by reference to Exhibit 10.44 to the Company’s Annual Report on form 10-K for the year ended December 31, 2006)

10.45	Amendment No. 11 to Amended and Restated Loan Agreement, dated July 31, 2006, by and among the Issuers, the Guarantors, and Wachovia Corporation (formerly Congress Financial) as Agent (incorporated by reference to Exhibit 10.45 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007)

10.46	Preferred Membership Interest Purchase Agreement dated October 4, 2007 by and among the Company, the Teachers’ Retirement System of Alabama and the Employees’ Retirement System of Alabama (incorporated by reference to Exhibit 10.46 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007)

10.47	Registration Rights Agreement dated October 5, 2007 by and among the Company, the Teachers’ Retirement System of Alabama and the Employees’ Retirement System of Alabama (incorporated by reference to Exhibit 10.47 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007)

10.48	Amendment No. 12 to Amended and Restated Loan Agreement, dated February 25, 2008, by and among the Issuers, the Guarantors, and Wachovia Corporation (formerly Congress Financial) as Agent (incorporated by reference to Exhibit 10.48 to the Company’s Quarterly Report on Form 10-K for the year ended December 31, 2007)

10.49	Accounts Purchase and Sale Agreement, dated as of April 10, 2008, by and among Wise Alloys LLC and Wachovia Corporation (formerly Congress Financial) as Agent Corporation (incorporated by reference to Exhibit 10.49 to the Company’s Quarterly Report on Form 10-K for the year ended December 31, 2007)

10.50	Accounts Purchase and Sale Agreement, dated as of April 18, 2008, by and among Wise Alloys LLC and Wachovia Corporation (formerly Congress Financial) as Agent Corporation (incorporated by reference to Exhibit 10.50 to the Company’s Quarterly Report on Form 10-K for the year ended December 31, 2007)

10.51	Amendment No. 13 to Amended and Restated Loan Agreement, dated April 25, 2008, by and among the Issuers, the Guarantors, and Wachovia Corporation (formerly Congress Financial) as Agent (incorporated by reference to Exhibit 10.51 to the Company’s Quarterly Report on Form 10-K for the year ended December 31, 2007)

10.52	Amendment No. 1 to Master Lease Agreement dated April 25, 2008, by and among The Employees’ Retirement System of Alabama, The Teachers’ Retirement System of Alabama, Wilmington Trust Company and the Company (incorporated by reference to Exhibit 10.52 to the Company’s Quarterly Report on Form 10-K for the year ended December 31, 2007)

10.53	Fee letter agreement dated April 25, 2008 by and among the Employees’ Retirement System of Alabama, the Teachers’ Retirement System of Alabama and the Company (incorporated by reference to Exhibit 10.53 to the Company’s Quarterly Report on Form 10-K for the year ended December 31, 2007)

10.54	Amendment No. 14 to Amended and Restated Loan Agreement, dated October 8, 2008, by and among the Issuers, the Guarantors, and Wachovia Corporation (formerly Congress Financial) as Agent (incorporated by reference to Exhibit 10.54 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008)

10.55	Amendment No. 15 to Amended and Restated Loan Agreement, dated December 17, 2008, by and among the Issuers, the Guarantors, and Wachovia Corporation (formerly Congress Financial) as Agent (incorporated by reference to Exhibit 10.55 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008)

10.56	Amendment No. 16 to Amended and Restated Loan Agreement, dated April 30, 2009, by and among the Issuers, the Guarantors, and Wachovia Corporation (formerly Congress Financial) as Agent (incorporated by reference to Exhibit 10.56 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008)

10.57	Amendment No. 2 to Master Lease Agreement dated October 23, 2009, by and among The Employees’ Retirement System of Alabama, The Teachers’ Retirement System of Alabama, Wilmington Trust Company and the Company (incorporated by reference to Exhibit 10.57 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009)

10.58	Amendment No. 3 to Master Lease Agreement dated November 12, 2009, by and among The Employees’ Retirement System of Alabama, The Teachers’ Retirement System of Alabama, Wilmington Trust Company and the Company (incorporated by reference to Exhibit 10.58 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009)

10.59	Amendment No. 17 to Amended and Restated Loan Agreement, dated February 12, 2010, by and among the Issuers, the Guarantors, and Wachovia Corporation (formerly Congress Financial) as Agent*

10.60	Amendment No. 18 to Amended and Restated Loan Agreement, dated March 10, 2010, by and among the Issuers, the Guarantors, and Wachovia Corporation (formerly Congress Financial) as Agent*

10.61	Amendment No. 4 to Master Lease Agreement dated March 29, 2010, by and among The Employees’ Retirement System of Alabama, The Teachers’ Retirement System of Alabama, Wilmington Trust Company and the Company*

21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005)

31.1	Section 302 CEO Certification*

31.2	Section 302 CFO Certification*

32.1	Section 906 CEO Certification*

32.2	Section 906 CFO Certification*

*	Filed herewith.
†	Portions of this document have been omitted and filed separately with the SEC pursuant to a request for confidential treatment in accordance with Rule 406 of the Securities Act.

SIGNATURES

Pursuant to the requirements of section 13 or section 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WISE METALS GROUP LLC

Dated: March 31, 2010	/s/ DAVID D’ADDARIO
David D’Addario
Chairman and Chief Executive Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Dated: March 31, 2010	/s/ DAVID D’ADDARIO
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

15(a)

Schedule II

Valuation and Qualifying Accounts

Allowance for Doubtful Accounts

Period Ending	Balance at Beginning of Period	Charge to Costs and Expense	Deductions— Write Offs	Balance at Ending of Period
December 31, 2007	$1,129	(598)	—	$531
December 31, 2008	$531	2,614	(352)	$2,793
December 31, 2009	$2,793	(125)	(516)	$2,152