Form 10-Q
period 2010-03-31
Wise Metals Group LLC
filed 2010-05-18
CIK 1297014

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Wise Metals Group LLC

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands)

	March 31, 2010	December 31, 2009
Assets
Current assets:
Cash and cash equivalents	$506	$449
Accounts receivable, less allowance for doubtful accounts ($2,129 in 2010 and $2,152 in 2009)	72,440	61,637
Inventories, net	369,593	369,795
Fair value of derivative instruments	80	86
Other current assets	6,646	9,238

Total current assets	449,265	441,205
Non-current assets:
Property and equipment, net	108,414	104,994
Other assets	6,078	6,079
Goodwill	283	283

Total non-current assets	114,775	111,356

Total assets	$564,040	$552,561

Liabilities and members’ deficit
Current liabilities:
Accounts payable	$389,033	$380,094
Current portion of long-term debt and capital lease obligations	5,123	34,520
Borrowings under revolving credit facility, net of discount ($46 in 2010 and $163 in 2009)	241,589	242,858
Accrued expenses, payroll and other	25,098	19,632

Total current liabilities	660,843	677,104
Non-current liabilities:
Term loan and capital lease obligations, less current portion	38,259	1,860
Senior notes	150,000	150,000
Accrued pension and other post retirement obligations	10,706	10,706
Other liabilities	1,068	1,053

Total non-current liabilities	200,033	163,619
Redeemable preferred membership interest (liquidation preference of $95,288 as of March 31, 2010)	94,592	92,284
Members’ deficit:
Members’ deficit	(385,460)	(374,478)
Accumulated other comprehensive deficit	(5,968)	(5,968)

Total members’ deficit	(391,428)	(380,446)

Total liabilities, redeemable preferred membership interest, and members’ deficit	$564,040	$552,561

See accompanying notes.

Wise Metals Group LLC

Condensed Consolidated Statements of Operations

(In thousands)

(Unaudited)

	Three months ended March 31,
	2010	2009
Net sales	$305,056	$157,805
Cost of sales	298,771	185,131

Gross margin (deficit)	6,285	(27,326)
Operating expenses:
Selling, general and administrative	3,459	2,822

Operating income (loss)	2,826	(30,148)
Other expense:
Interest expense	(9,814)	(8,385)
Loss on derivative instruments	(1,686)	(137)

Net loss	$(8,674)	$(38,670)
Accretion of redeemable preferred membership interest	(2,308)	(2,101)

Net loss attributable to common members	$(10,982)	$(40,771)

See accompanying notes.

Wise Metals Group LLC

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three months ended March 31,
	2010	2009
Cash flows from operating activities
Net loss	$(8,674)	$(38,670)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	4,146	3,860
Amortization of deferred financing fees	660	586
Net periodic benefit cost	183	727
Unrealized loss on derivative instruments	1,779	1,207
Changes in operating assets and liabilities:
Broker deposits	—	969
Accounts receivable	(10,803)	12,774
Inventories	202	(23,816)
Other assets	2,592	2,458
Accounts payable	8,939	50,777
Accrued expenses and other liabilities	2,866	3,951

Net cash provided by operating activities	1,890	14,823

Cash flows from investing activities
Purchase of equipment	(7,566)	(1,918)

Net cash used in investing activities	(7,566)	(1,918)

Cash flows from financing activities
Net payments on short-term borrowings	(1,269)	(11,596)
Proceeds from long-term debt	8,000	—
Payments on long-term obligations	(998)	(840)

Net cash provided by (used in) financing activities	5,733	(12,436)

Net increase in cash and cash equivalents	57	469
Cash and cash equivalents at beginning of period	449	234

Cash and cash equivalents at end of period	$506	$703

See accompanying notes.

Wise Metals Group LLC

Notes to Condensed Consolidated Financial Statements

March 31, 2010

(Unaudited)

(Dollars in thousands)

1. Organization and Basis of Presentation

Wise Metals Group LLC is a holding company formed for the purpose of managing the operations of Wise Alloys LLC, Wise Recycling LLC, Listerhill Total Maintenance Company LLC and Alabama Electric Motor Services LLC (collectively, the “Company”). Wise Alloys LLC (“Alloys”) manufactures and sells aluminum can stock and related aluminum products primarily to aluminum can producers. Wise Recycling LLC is engaged in the recycling and sale of scrap aluminum and other non-ferrous metals. Listerhill Total Maintenance Company LLC (“TMC”) specializes in providing maintenance, repairs and fabrication to manufacturing and industrial plants all over the world ranging from small onsite repairs to complete turn-key maintenance. Alabama Electric Motor Services LLC (“AEM”) specializes in the service, repair, and replacement of electric motors and pumps. Alabama Spares and Parts, LLC (“ASAP”), operates in tandem with its third-party manager to manage the Company’s spare parts inventory.

2. Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements are presented in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the requirements of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the disclosures normally required by accounting principles generally accepted in the United States of America for complete financial statements. The condensed consolidated financial statements have been prepared in accordance with the Company’s customary accounting practices and, in the opinion of management, the interim data includes, all adjustments, consisting of normal recurring adjustments, necessary to a fair statement of the financial position, results of operations and cash flows for the reported interim periods. Operating results for the three month period ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. For further information, refer to the consolidated financial statements and Notes included in the Company’s Annual Report on Form 10-K, for the year ended December 31, 2009, filed March 31, 2010. The accompanying condensed consolidated financial statements include the accounts of Wise Metals Group LLC and its subsidiaries. Intercompany transactions have been eliminated in consolidation.

Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid investments with a maturity date of three months or less when purchased. Included in accounts payable were book overdraft amounts of $5,138 and $4,199 at March 31, 2010 and December 31, 2009, respectively.

Broker Deposits

Broker deposits generally consist of cash on deposit with brokers to support lines of credit associated with the Company’s derivative and hedging activity. At March 31, 2010 and December 31, 2009 there were no broker deposits on deposit with brokers associated with derivative and hedging activity as more fully described below.

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

Wise Metals Group LLC

Notes to Condensed Consolidated Financial Statements—(Continued)

March 31, 2010

(Unaudited)

(Dollars in thousands)

instruments” line items in the current assets and current liabilities sections of the consolidated balance sheets. Derivatives that are not hedges must be adjusted to fair value through the statement of operations. The Company has elected not to designate any of its derivative instruments as hedges under the guidance.

The table below summarizes the realized and unrealized gains and losses for the three months ended March 31, 2010, and 2009, all of which were presented within the “(Loss) gain on derivative instruments” line item within the consolidated statements of operations. The Company records the unrealized gains and losses on it’s derivative instruments in earnings as they occur.

	Three months ended March 31,
	2010	2009
Aluminum futures and options	$(1,542)	$97
Natural gas futures and options	(144)	(234)

	$(1,686)	$(137)

In connection with the Company’s futures activity, the Company maintains lines of credit with brokers to cover unrealized losses on futures contracts and uses options to manage price exposure with respect to firm commitments to purchase or sell aluminum. Our brokers contractually require assets to be posted as collateral for unrealized losses in excess of a contractually defined credit limit. These derivative contracts involve elements of credit and market risk that are reflected on our consolidated balance sheet, including the risk of dealing with counterparties and their ability to meet the terms of the contracts. The counterparties to our forward contracts and options are major aluminum brokers and suppliers. At March 31, 2010 the Company had 600,000 mmBTUs of natural gas covered for periods extending through the third quarter of 2010. At March 31, 2010 the Company had 21,500 metric tons of aluminum covered for periods extending through the second quarter of 2010.

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

The Company endeavors to utilize the best available information in measuring fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table sets forth the Company’s financial assets and liabilities that were accounted for at fair value as of March 31, 2010 and the level in the fair value hierarchy:

		Fair Value Measurements at Reporting Date Using
Description	Total fair value in the Consolidated Balance Sheet	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Aluminum derivatives assets	$31	$—	$31	$—
Natural gas derivatives assets	49	—	49	—

Total derivative assets	$80	$—	$80	$—
Aluminum derivatives liabilities	—	—	—	—
Natural gas derivatives liabilities	—	—	—	—

Total derivative liabilities	$—	$—	$—	$—

Net Derivative Asset (Liabilities)	$80	$—	$80	$—

Wise Metals Group LLC

Notes to Condensed Consolidated Financial Statements—(Continued)

March 31, 2010

(Unaudited)

(Dollars in thousands)

The following table sets forth the Company’s financial assets and liabilities that were accounted for at fair value as of December 31, 2009 and the level in the fair value hierarchy:

		Fair Value Measurements at Reporting Date Using
Description	Total fair value in the Consolidated Balance Sheet	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Aluminum derivatives assets	$—	$—	$—	$—
Natural gas derivatives assets	86	—	86	—

Total derivative assets	$86	$—	$86	$—
Aluminum derivatives liabilities	—	—	—	—
Natural gas derivatives liabilities	—	—	—	—

Total derivative liabilities	$—	$—	$—	$—

Net Derivative Asset (Liabilities)	$86	$—	$86	$—

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

Long-Lived Assets

The Company continually evaluates whether events and circumstances have occurred that indicate the remaining estimated useful life of long-lived assets may warrant revision or that the remaining balance may not be recoverable. These factors may include a significant deterioration of operating results, changes in business plans, or changes in anticipated cash flows. When factors indicate that an asset should be evaluated for possible impairment, the Company reviews long-lived assets to assess recoverability from future operations using undiscounted cash flows. Impairments are recognized in earnings to the extent that the carrying value exceeds fair value. The Company evaluated the recoverability of long-lived assets as of December 31, 2009 and no impairment charge was recorded. The Company evaluated events and circumstances to determine whether any impairment indicators were present during the three months ended March 31, 2010 and none were noted.

Wise Metals Group LLC

Notes to Condensed Consolidated Financial Statements—(Continued)

March 31, 2010

(Unaudited)

(Dollars in thousands)

Recently Adopted Accounting Standards

In June 2009, the FASB issued new authoritative guidance for accounting for transfers of financial assets. This guidance clarifies the information that an entity must provide in its financial statements surrounding a transfer of financial assets and the effect of the transfer on its financial position, financial performance, and cash flows. This Statement is effective as of the beginning of the annual period beginning after November 15, 2009. The adoption of the new guidance on January 1, 2010 did not have a material impact on our consolidated financial statements or disclosures.

In June 2009, the FASB issued new authoritative guidance that clarifies and improves financial reporting by entities involved with variable interest entities. This Statement is effective as of the beginning of the annual period beginning after November 15, 2009. The adoption of the new guidance on January 1, 2010 did not have a material impact on our consolidated financial statements or disclosures.

3. Liquidity

The Company has incurred significant losses in the past three years as a result of unfavorable contracts, commodity pricing pressures, volume and liquidity issues which have had a negative impact on cash flows. During 2008 and 2009 and continuing into 2010, management has taken active steps to improve its contracts, improve productivity, reduce costs and implement new machinery to expand product offerings to include wider coil to supply the 14-out market. These investments, which were completed in 2009, have strengthened the Company’s competitive position by increasing capacity and product offerings and reducing operating costs while maintaining industry-leading quality standards. The market for the Company’s products remains quite competitive. Production levels in 2009 were lower than expected due to the continued effects of negotiated volume reductions on long term contracts in exchange for price concessions. The reduced volumes resulted in inefficiencies in the production process which had a negative impact on the Company’s operating results during 2009. During the fourth quarter of 2009, the Company ramped up its costs to increase inventory and production levels in anticipation of significantly higher contracted sales for 2010. These costs included training and costs to recall additional workers. This ramp up further negatively impacted the Company’s 2009 operating results. 2010 production levels have increased significantly as a result of the Company’s investment in machinery and the resulting increased contractual commitments.

The Company entered into new supply contracts for 2010, including a multi-year contract to supply Anheuser-Busch InBev. These contracted sales represent significantly higher sales volumes than each of the past five years. The Company believes the new supply contracts will provide for more effective pass throughs of its costs than did its prior contracts and are not constricted by artificial price constraints such as metal price ceilings or “caps”. The Company expects to have substantially all of its capacity committed under these contracts.

The Company’s revolving and secured credit facility was set to mature on May 5, 2010. On March 10, 2010 the facility was extended to May 5, 2011. There can be no assurance that the Company will be successful in obtaining a further extension or additional financing on favorable terms, or at all.

On March 29, 2010, the Company executed Amendment No. 4 to the master lease agreement with the RSA which extended the term of the lease to May 5, 2011. The interest rate remains at 10.7%.

Management believes that these initiatives as well as the availability under the revolving and secured credit agreement will be sufficient to pay operating expenses, satisfy debt service obligations, fund capital expenditures through the remainder of 2010 and meet the production increases necessary to meet its new contractual obligations in 2010. However, in the event they are not, the Company will seek alternative sources of funding.

Wise Metals Group LLC

Notes to Condensed Consolidated Financial Statements—(Continued)

March 31, 2010

(Unaudited)

(Dollars in thousands)

4. Inventories

Inventories consisted of the following:

	March 31, 2010	December 31, 2009
Manufacturing inventories:
Raw materials	$308,836	$277,212
Work in progress	48,389	41,611
Finished goods	22,838	62,979
LIFO reserve	(30,599)	(30,599)

Total manufacturing inventories	349,464	351,203
Supplies inventory	20,129	18,592

Total inventories	$369,593	$369,795

Manufacturing inventories for Wise Alloys are stated at the lower of cost or market based on the LIFO method. If the FIFO method had been used at March 31, 2010 and December 31, 2009, inventories would have been approximately $30,599 higher. An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Interim LIFO calculations must necessarily be based on management’s estimates of expected year-end inventory levels and costs dependent upon prevailing aluminum costs and other factors which are beyond management’s control. Accordingly, management’s estimates of the effects of LIFO calculations on inventories and costs of sales are subject to change prior to the year-end calculation. Supplies inventory is valued on an average cost basis. Inventories at Wise Recycling are stated at the lower of cost or market based on the FIFO method. Inventories maintained by Recycling, total $10,264 and $8,455 at March 31, 2010 and December 31, 2009, respectively, and are comprised solely of raw materials. Wise Recycling inventory at March 31, 2010 and December 31, 2009 includes a lower of cost or market charge to income of $0 and $154, respectively.

5. Financing Arrangements

Debt consisted of the following:

	March 31, 2010	December 31, 2009
Revolving and secured credit facility	$241,589	$242,858
Senior 10.25% notes due 2012	150,000	150,000
Other notes payable	43,382	36,380

	434,971	429,238
Less current portion	(246,612)	(277,378)

	$188,359	$151,860

Revolving and secured credit facility

At March 31, 2010, the Company had drawn $241,589 on the revolving and secured credit facility. In addition, the Company had approximately $628 of outstanding letters of credit against the $274,000 revolving credit line.

The applicable interest rates for the remaining commitment under the revolving credit facility ranged either from 1.25%—1.75% over the prime interest rate or 3.50%—4.00% over the LIBOR rate, as determined by the Agent, and was based upon the Adjusted EBITDA (defined in the revolving credit agreement as earnings before income taxes, interest expense and fees, net, and depreciation and amortization, adjusted to exclude early extinguishment of debt, income from affiliate, nonrecurring charges, severance charges and credits, LIFO adjustments, cumulative effect of change in accounting principle and mark-to-market adjustment for derivative contracts) of the Company for the immediately preceding two (2), three (3) or four (4) fiscal quarter periods. On March 10, 2010, as part of an extension to the facility, the rate was amended to range from 5.25%—5.50% over the LIBOR rate. At March 31, 2010 LIBOR was 0.23%.

As of March 31, 2010 and December 31, 2009, the Company was in compliance with all required financial covenants related to the revolving credit facility. A minimum availability covenant was in place for the 2009 first quarter until Amendment No. 16 was executed on April 30, 2009. The Company is restricted from drawing on funds that represent

Wise Metals Group LLC

Notes to Condensed Consolidated Financial Statements—(Continued)

March 31, 2010

(Unaudited)

(Dollars in thousands)

the minimum availability amount. The minimum availability was set at $20,000 which was reduced to $15,000 and then $10,000 all within 2009. On March 10, 2010, as part of an extension to the facility, the minimum availability was reduced to $5,000 and will be incrementally increased beginning in May back to $10,000 by September 2010.

On March 10, 2010 the term of the facility was extended to May 5, 2011. The parties to the agreement agreed to a minimum EBITDA level for the first quarter of 2010 and a fixed charge coverage ratio for subsequent quarters. The failure to comply with these covenants could result in an event of default, which if not cured or waived, could have a material adverse effect on our business, financial condition, and results of operations. The Company expects to negotiate an extension of the term of the revolving credit agreement due May 5, 2011. There can be no assurance that we will reach agreement for a new facility on satisfactory terms or at all. If we are not able to successfully negotiate a new facility prior to termination of the current facility, the Company will seek alternative sources of funding. However, there can be no assurance that we will be able to do so and the inability to do so could have a material adverse impact on our business, assets and ability to fund our liquidity needs.

The facility is considered short term based on the use of a lockbox as well as material adverse effect language within the agreement. The Company’s ability to borrow the full available amount of the credit facility is limited by the available borrowing base under the revolving credit facility as determined based on a borrowing base formula which relates to the collateral value of trade receivables and inventory on a basis approximating the lower of current cost (on a FIFO basis) or fair market value. This borrowing base is then compared to the outstanding loan balance (including outstanding letters of credit) to determine a net amount available for additional borrowings (“Availability”). Availability as calculated under the revolving credit agreement at March 31, 2010 was $17.7 million prior to the application of the minimum availability level discussed above. In addition, any default under the revolving and secured credit facility or agreements governing other indebtedness could lead to an acceleration of debt under other debt instruments that contain cross acceleration or cross default provisions. In connection with Amendment No. 15, the Company also granted the Retirement Systems of Alabama (the “RSA”) a 4% membership interest in the Company and granted those members of the Company’s management board appointed by the RSA approval rights over certain matters. The 4% member interest was recorded separately as an increase in Members’ Deficit with the remaining proceeds from the debt issuance recorded as borrowings under the revolving and secured credit facility. This resulted in a debt discount of $654 which will be accreted over the life of the loan. The unamortized balance at March 31, 2010 and December 31, 2009 were $46 and $163, respectively.

Senior notes

The Company issued $150,000 in senior notes which are due in May 2012. The notes bear a 10.25% interest rate payable bi-annually on May 15 and November 15. Total financing costs associated with the issuance of the senior secured notes were $8,200 and are included on the balance sheet as other long term assets. The unamortized balance at March 31, 2010 was and December 31, 2009 were $2,439 and $2,732, respectively.

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

Other notes payable and capital lease obligations

The Company executed a sale-financing agreement on certain pieces of production equipment with the RSA. The agreement qualifies as a capital lease and has a fixed interest rate of 10.7%. The lease was set to expire on May 5, 2010. On March 29, 2010, the Company executed Amendment No. 4 to the master lease agreement with the RSA which extended the term of the lease to May 5, 2011. The interest rate remains at 10.7%. The balance of the lease at March 31, 2010 and December 31, 2009 was $32,666 and $33,512, respectively. The note is classified as “Term loans and capital lease obligations, less current portion” on the Company’s consolidated balance sheet at March 31, 2010 and “Current portion of long-term debt and capital lease obligation” at December 31, 2009.

Wise Metals Group LLC

Notes to Condensed Consolidated Financial Statements—(Continued)

March 31, 2010

(Unaudited)

(Dollars in thousands)

On February 12, 2010, we entered into an Amendment No. 17 to our revolving credit facility (“Amendment No. 17”) permitting the formation of Alabama Spares and Parts, LLC (“ASAP”), a subsidiary, which will operate in tandem with its third-party manager to more effectively and efficiently manage the company’s spare parts inventory. In addition, Amendment No. 17 permitted us to make a $10 million investment of various machinery spare parts and up to an additional $2.5 million contribution of cash and/or assets into ASAP in the future. ASAP’s inventory was used to secure an $8 million line of credit from the RSA, the proceeds of which were distributed to Alloys and used for operations.

The Company has other notes outstanding at March 31, 2010 in the amount of $2,716. The fair value of the Company’s debt at March 31, 2010 was $421,702 compared to $412,918 at December 31, 2009.

6. Pension and Post-Retirement Benefits

The Company maintains defined contribution plans as well as a defined benefit pension plan. In 2010, the Company has made no cash contributions to its defined benefit pension plan. In 2010, the Company expects to make cash contributions of approximately $540 to its defined benefit pension plan. In addition, the Company also expects to fund benefits paid under its unfunded post retirement benefit plans in 2010.

The 2010 and 2009 amounts shown below reflect the defined benefit pension and other postretirement benefit expense for the three month period ended March 31, 2010 for each year:

	Three months ended March 31,
	Pension Benefits		Other Post Retirement Benefits
	2010	2009	2010	2009
Service cost	$—	$—	$49	$69
Interest cost	350	343	42	47
Expected return on plan assets	(334)	(275)	—	—
Net loss (gain) recognition	121	189	(21)	(7)
Immediate recognition of actuarial gain	—	365	(24)	(4)

Net periodic benefit cost	$137	$622	$46	$105

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

In conjunction with the transaction, deferred financing fees were incurred in the amount of $1,083 of which the amortization of those fees was $39 and $39 for the three months ended March 31, 2010 and 2009, respectively. As of March 31, 2010 and December 31, 2009, total accumulated PIK interest on the $75,000 cumulative-convertible preferred membership interest was $20,288 and $18,019, respectively. As of March 31, 2010 and December 31, 2009, unamortized deferred financing fees in the amount of $696 and $735, respectively, are included as an offset to the total liquidation preference of $75,000 preferred membership interest and $20,288 and $18,019, respectively, of accumulated PIK interest classified as “mezzanine equity” on the consolidated balance sheets. In the event of any liquidation, dissolution or winding up of the Company, the preferred members are entitled to receive distributions before any distributions to the members.

8. Commitments and Contingencies

The Company has entered into long-term contracts to supply a significant amount of aluminum can stock with certain customers, which represents more than 50% of the production capacity of Alloys. The price under these supply agreements is based on a quoted exchange.

Wise Metals Group LLC

Notes to Condensed Consolidated Financial Statements—(Continued)

March 31, 2010

(Unaudited)

(Dollars in thousands)

The Company is a defendant from time to time in various legal actions arising in the normal course of business, the outcomes of which, in the opinion of management, neither individually nor in the aggregate are likely to result in a material adverse effect on our business, results of operations or financial condition.

The Company is a defendant in an action brought by Merrill Lynch, Pierce, Fenner & Smith Incorporated pending in the New York Supreme Court, County of New York. In this action, Merrill Lynch seeks $900 for out-of-pocket costs and expenses allegedly incurred pursuant to a letter agreement between Wise Metals and Merrill Lynch dated January 31, 2002, in which Merrill Lynch alleges that Wise Metals agreed to reimburse Merrill Lynch for such costs and expenses. The Company has hired counsel and is vigorously contesting this lawsuit and believes it has meritorious defenses to the claims alleged therein. The Company has filed an answer to the complaint denying the material allegations and alleging several affirmative defenses and counterclaims which exceed in amount the sum sought by Merrill Lynch. Merrill Lynch moved to dismiss the Company’s counterclaims and by an order dated December 30, 2004, the Court granted this motion, dismissed the counterclaims and permitted the Company to replead two of the counterclaims. The Company appealed, which resulted in a reversal reinstating the dismissed counterclaims. By order dated April 21, 2010, the Court granted the Company’s motion to amend its counterclaims to seek punitive damages as relief with respect to the counterclaims against Merrill Lynch for alleged fraud and breach of fiduciary duty . Merrill Lynch’s time to respond to the amended counterclaims has not yet expired. The action is proceeding and is presently in the discovery stages. The Company believes that it is not currently possible to estimate the ultimate outcome of this litigation. As a result, no expense for any potential adverse outcome of this matter has been recorded in the consolidated financial statements.

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

March 31, 2010

(Unaudited)

(Dollars in thousands)

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

As of March 31, 2010, the Company had no other known probable exposures relating to claims, environmental matters, or other legal proceedings that are expected to have a material adverse effect on the Company. There can be no assurance, however, that unanticipated events will not require the Company to increase the amount it has accrued for any matter or accrue for a matter that has not been previously accrued because it was not considered probable. While it is possible that the increase or establishment of an accrual could have a material adverse effect on the Company’s financial results for any particular fiscal quarter or year, in the opinion of management there exists no known potential exposure that would have a material adverse effect on the financial condition or on the financial results of the Company beyond such fiscal quarter or year.

The Company is subject to certain monthly purchase commitments for raw materials. The amount of inventory under this commitment not yet received was $200,000 and $220,557 as of March 31, 2010 and December 31, 2009, respectively.

9. Business Segment Information

A reportable segment is a component of an enterprise in which the operating results are regularly reviewed by the enterprise’s chief operating decision maker to make decisions about resources to be allocated to the segment and assess its performance, and for which discrete financial information is available. The Company has two reportable segments: Alloys and Recycling.

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

We have concluded that both TMC, AEM and ASAP are not reportable segments because they are not significant to our consolidated operations and represent less than 10% of our revenues and their absolute profits or losses represent less than 10% of our absolute profit or loss for the three months ended March 31, 2010 and 2009. Additionally, TMC’s and AEM’s assets were less than 10% of the combined assets of our operating segments as of March 31, 2010 and December 31, 2009. Financial information about TMC, AEM and ASAP are included in the “Other” caption in the tables below.

Wise Metals Group LLC

Notes to Condensed Consolidated Financial Statements—(Continued)

March 31, 2010

(Unaudited)

(Dollars in thousands)

The following table sets forth information on the Company’s reportable segments:

	Three Months Ended
	March 31,	March 31,
	2010	2009
Net Sales
Alloys	$274,458	$148,071
Recycling – (Note 1)	29,075	8,600
Other	1,523	1,134

Net sales	$305,056	$157,805

Segment Profit (Loss)
Alloys	$4,501	$(26,807)
Recycling – (Note 1)	580	(1,056)

Segment profit (loss)	5,081	(27,863)
LIFO adjustments	—	—
Gain (loss) on derivative instrument attributable to Alloys	(1,686)	(137)
Corporate and other undistributed expenses	(12,069)	(10,670)

Net loss	$(8,674)	$(38,670)

Note 1: The Company has eliminated all intercompany sales and cost of sales associated with transfers of recycled aluminum from Recycling to Alloys. Recycling transfers aluminum to Alloys at market value and recognizes profit only when the sale to the end consumer is completed. Recycling transferred aluminum to Alloys with a cost of $9,432 and $7,178 for the three month periods ended March 31, 2010 and 2009, respectively.

	As of
	March 31, 2010	December 31, 2009
Total Assets
Alloys	$520,252	$506,783
Recycling	38,927	37,824
Corporate and other	4,861	7,954

Total assets	$564,040	$552,561

	Three months ended March 31,
	2010	2009
Depreciation and Amortization
Alloys	$3,816	$3,591
Recycling	231	194
Corporate and other	99	75

Total depreciation and amortization	$4,146	$3,860

Wise Metals Group LLC

Notes to Condensed Consolidated Financial Statements—(Continued)

March 31, 2010

(Unaudited)

(Dollars in thousands)

	Three months ended
	March 31,
	2010	2009
Capital Expenditures
Alloys	$6,597	$1,715
Recycling	89	16
Corporate and other	880	187

Total capital expenditures	$7,566	$1,918

10. Issuer and Non-Guarantor Financial Information

ASAP, a wholly owned unrestricted subsidiary does not guarantee the senior secured notes and is reported as part of continuing operations. Condensed combining balance sheets, statements of operations, and statements of cash flows for the Issuer and for ASAP follow:

Wise Metals Group LLC

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands)

	March 31, 2010
	Issuer	ASAP	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$506	$—	$—	$506
Accounts receivable, less allowance for doubtful accounts	72,440	—	—	72,440
Inventories, net	356,722	12,871	—	369,593
Fair value of derivative instruments	80	—	—	80
Other current assets	6,579	67	—	6,646

Total current assets	436,327	12,938	—	449,265
Non-current assets:
Property and equipment, net	108,414	—	—	108,414
Other assets	6,078	—	—	6,078
Goodwill	283	—	—	283
Due from and investment in subsidiary	12,880	7,980	(20,860)	—

Total non-current assets	127,655	7,980	(20,860)	114,775

Total assets	$563,982	$20,918	$(20,860)	$564,040

Liabilities and members’ equity (deficit)
Current liabilities:
Accounts payable	389,033	—	—	389,033
Current portion of long-term debt and capital lease obligations	5,123	—	—	5,123
Borrowings under revolving credit facility, net of discount	241,589	—	—	241,589
Accrued expenses, payroll and other	25,060	38	—	25,098

Total current liabilities	660,805	38	—	660,843
Non-current liabilities:
Term loan and capital lease obligations, less current portion	30,259	8,000	—	38,259
Senior notes	150,000	—	—	150,000
Accrued pension and other post retirement obligations	10,706	—	—	10,706
Other liabilities	1,068	—	—	1,068
Due to subsidiary	7,980	138	(8,118)	—

Total non-current liabilities	200,013	8,138	(8,118)	200,033
Redeemable preferred membership interest	94,592	—	—	94,592
Members’ equity (deficit):	—
Members’ equity (deficit)	(385,460)	12,742	(12,742)	(385,460)
Accumulated other comprehensive deficit	(5,968)	—	—	(5,968)

Total members’ equity (deficit)	(391,428)	12,742	(12,742)	(391,428)

Total liabilities, redeemable preferred membership interest, and members’ equity (deficit)	$563,982	$20,918	$(20,860)	$564,040

Wise Metals Group LLC

Condensed Consolidated Statements of Operations

(In thousands)

(Unaudited)

	Three Months Ended March 31, 2010
	Issuer	ASAP	Eliminations	Total
Net sales	$305,056	$—	$—	$305,056
Cost of sales	298,771	—	—	298,771

Gross margin (deficit)	6,285	—	—	6,285
Operating expenses:
Selling, general and administrative	3,459		—	3,459

Operating income (loss)	2,826	—	—	2,826
Other expense:
Equity in net loss of non-guarantor subsidiary	(129)	—	129	—
Interest expense	(9,685)	(129)	—	(9,814)
Loss on derivative instruments	(1,686)	—	—	(1,686)

Net loss	(8,674)	(129)	129	$(8,674)
Accretion of redeemable preferred membership interest	(2,308)	—	—	(2,308)

Net loss attributable to common members	$(10,982)	$(129)	$129	$(10,982)

Wise Metals Group LLC

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31, 2010
	Issuer	ASAP	Eliminations	Total
Cash flows from operating activities
Net loss	$(8,674)	$(129)	$129	$(8,674)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	4,146	—	—	4,146
Amortization of deferred financing fees	660	—	—	660
Equity in net loss of non-guarantor subsidiary	129	—	(129)	—
Net periodic benefit cost	183	—	—	183
Bad debt (recovery) expense	—	—	—	—
Unrealized loss on derivative instruments	1,779	—	—	1,779
Changes in operating assets and liabilities:				—
Accounts receivable	(10,803)	—	—	(10,803)
Inventories	202	—	—	202
Other assets	2,659	(67)	—	2,592
Intercompany payable/receivable	(138)	138	—	—
Accounts payable	8,939	—	—	8,939
Accrued expenses and other liabilities	2,828	38	—	2,866

Net cash provided by (used in) operating activities	1,910	(20)	—	1,890

Cash flows from investing activities
Advance to Parent	—	(7,980)	7,980	—
Purchase of equipment	(7,566)	—	—	(7,566)

Net cash used in investing activities	(7,566)	(7,980)	7,980	(7,566)

Cash flows from financing activities
Net payments on short-term borrowings	(1,269)	—	—	(1,269)
Proceeds from long-term debt	—	8,000	—	8,000
Advance from subsidiary	7,980	—	(7,980)	—
Payments on long-term obligations	(998)	—	—	(998)

Net cash provided by financing activities	5,713	8,000	(7,980)	5,733

Net increase in cash and cash equivalents	57	(158)	—	57
Cash and cash equivalents at beginning of period	449	—	—	449

Cash and cash equivalents at end of period	$506	$—	$—	$506

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are the third largest producer of aluminum beverage can sheet in the world and one of the largest aluminum scrap recyclers in the United States according to The Aluminum Association, Inc., a trade association for producers of primary aluminum and semi-fabricated aluminum products and recyclers. Beverage can sheet is aluminum sheet specifically designed and engineered for the production of aluminum beverage cans. Our customers include Ball, Crown, Anheuser-Busch InBev, and Rexam including their related international divisions. These customers produce aluminum cans for the largest brewers and carbonated soft drink makers in North America. In addition, we produce food container stock and semi-fabricated aluminum sheet for transportation and other common alloy commercial markets. Our recycling operation, Wise Recycling, provides aluminum feedstock for our aluminum sheet production as well as collection of scrap for sale in the merchant market.

Unlike some of our principal competitors, we do not manufacture aluminum from bauxite. Instead, we process aluminum scrap and prime aluminum manufactured by third parties. As a result, we do not have the capital requirements and high fixed costs associated with the production of prime aluminum. Historically, prices of our aluminum can sheet and other products have been directly correlated to the prices of our metal costs due to the standard industry practice of passing through metal costs to customers, subject to the impacts of metal ceilings or “price caps”, which were an artificial limit on the price we could charge certain customers for metal, which has otherwise allowed us to maintain a relatively consistent conversion revenue, defined as net revenue less material costs, on a per pound basis. We had no impact from metal price ceilings on our beverage can business in 2010.

Quarterly Information

Our quarterly revenues tend to fluctuate period to period based in large part on changes in aluminum prices and production volumes. Aluminum price changes generally do not affect our cash flow because we seek to match our hedging positions to our contractually-obligated sales agreements. We also pass aluminum cost increases to customers through an indexed pricing mechanism and/or by fixing the cost of metal through forward contracts on the London Metals Exchange (“LME”). Our net income may fluctuate period to period based on the mark to market adjustments for derivatives we hold to hedge aluminum and natural gas. Because we do not designate our forward contracts as hedges, we are required to recognize the non-cash mark to market adjustment in our current earnings and these adjustments may be material. Quarterly results may also be impacted by changes in the input cost that are used in the production of can sheet. Through our contracts, we seek to adjust pricing for those costs based on the Producer Price Index or similar indices that properly reflect the economic change.

Critical Accounting Policies

We have prepared our financial statements in conformity with accounting principles generally accepted in the United States. These statements include some amounts that are based on informed judgments and estimates of management. Our critical accounting policies are discussed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in our Annual Report on Form 10-K, for the year ended December 31, 2009, filed March 31, 2010.

Recently Adopted Accounting Standards

In June 2009, the FASB issued new authoritative guidance for accounting for transfers of financial assets. This guidance clarifies the information that an entity must provide in its financial statements surrounding a transfer of financial assets and the effect of the transfer on its financial position, financial performance, and cash flows. This Statement is effective as of the beginning of the annual period beginning after November 15, 2009. The adoption of the new guidance on January 1, 2010 did not have a material impact on our consolidated financial statements or disclosures.

In June 2009, the FASB issued new authoritative guidance that clarifies and improves financial reporting by entities involved with variable interest entities. This Statement is effective as of the beginning of the annual period beginning after November 15, 2009. The adoption of the new guidance on January 1, 2010 did not have a material impact on our consolidated financial statements or disclosures.

Operating Results

Three months ended March 31, 2010 and 2009

Sales. Consolidated sales increased from $157.8 million in the three months ended March 31, 2009 to $305.1 million in the comparable period in 2010, an increase of $147.3 million or 93% due to increased volume and negotiated price improvements. Shipments increased from 150.2 million pounds in the three months ended March 31, 2009 to 246.4 million pounds in the first quarter of 2010, an increase of 64%. Metal prices increased 57% from an average of $0.66 per pound in the first quarter of 2009 to $1.04 per pound in the first quarter of 2010.

Wise Alloys sales increased from $148.1 million in the three months ended March 31, 2009 to $274.5 million in the comparable period in 2010, an increase of $126.4 million or 85% due to increased volume, negotiated price improvements and increased aluminum price and other pass throughs. First quarter shipments increased from 122.0 million pounds in the three months ended March 31, 2009 to 185.8 million pounds in the first quarter of 2010, an increase of 63.8 million pounds or 52% due to increased contracted volumes.

Wise Recycling sales to third parties increased from $8.6 million in the three months ended March 31, 2009 to $29.1 million in the comparable period in 2010, an increase of $20.5 million or 238%. Shipments by Wise Recycling to third parties increased from 28.2 million pounds in the first quarter of 2009 to 60.6 million pounds in the first quarter of 2010, an increase of 32.4 million pounds or 114%. The increase was due in part to higher supplies generated from higher recycling activity. The increase can also be attributed to higher demand from the industrials markets that Wise Recycling supplies. The increase was also driven by pricing which increased from an average of $0.3761 during the first quarter of 2009 to $0.5334 during the first quarter of 2010, an increase of 41%.

Cost of Sales. Consolidated cost of sales increased from $185.1 million in the three months ended March 31, 2009, to $298.8 million in the comparable period in 2010, an increase of $113.7 million or 61%. The increase in consolidated cost of sales was primarily due to the increase in metal pricing as well as increased shipments and input costs.

Wise Alloys cost of sales increased from $174.9 million in the three months ended March 31, 2009 to $269.8 million in the comparable period in 2010, an increase of $85.2 million or 48%. As a percent of sales, cost of sales decreased from 118% in the first quarter of 2009 to 98% in the first quarter of 2010. The change in percentage can be attributed to both improved product pricing and increased production levels leading to operational efficiencies. Metal costs, representing 62% of Alloys cost of sales in the first quarter of 2009 and 67% in the first quarter of 2010, increased from $108.6 million in the first quarter of 2009 to $174.8 million in the first quarter of 2010, an increase of $66.2 million or 60%. The increase is attributable to the 52% increase in Alloys shipments and higher metal prices which increased 57% from an average of $0.66 per pound in the first quarter of 2009 to $1.04 per pound in the first quarter of 2010.

Wise Recycling cost of sales associated with third party sales increased from $9.6 million in the three months ended March 31, 2009 to $28.0 million in the comparable period in 2010, an increase of $18.4 million or 191%. As a percent of sales, cost of sales decreased from 111% in the first quarter of 2009 to 96% in the first quarter of 2010. The change in percentage is attributable to the 114% increase in Recycling shipments and higher metal prices.

Selling, General and Administrative. Selling, general and administrative expense increased from $2.8 million in the first quarter of 2009 to $3.5 million in the first quarter of 2010. The higher level of expenses in 2010 included an increase of $0.5 million in legal and professional fees related to various transactions that occurred during the first quarter.

Interest Expense. Interest expense increased from $8.4 million in the first quarter of 2009 to $9.8 million in the first quarter of 2010, an increase of $1.4 million. The increase was due in part to higher working capital needs including higher inventory levels and accounts receivables related to higher contracted volumes in 2010 as well as higher metal prices.

Gain (loss) on derivative instruments. In the first quarter of 2010, a loss of $1.7 million was recognized versus a loss of $0.1 million in the first quarter of 2009. The loss was as a result of forward contracts entered into in order to economically hedge the cost of natural gas and aluminum. The fair values at March 31, 2010 for natural gas and aluminum derivatives were assets of $0.5 million and $0.3 million, respectively. The fair value at March 31, 2009 for natural gas derivatives was an asset of $0.9 million. There were no aluminum derivatives at March 31, 2009.

Liquidity and Capital Resources

We have incurred significant losses in the past three years as a result of unfavorable contracts, commodity pricing pressures and liquidity issues which have had a negative impact on cash flows. During 2008 and 2009 and continuing into 2010, management has taken active steps to improve its contracts, improve productivity, reduce costs and implement new machinery to expand product offerings to include wider coil to supply the 14-out market. Management believes these investments have strengthened their competitive position by increasing capacity and product offerings and will reduce operating costs while maintaining industry-leading quality standards. The market for our products remains quite competitive. Production levels in 2009 were lower than expected due to the continued effects of negotiated volume reductions on long term contracts in exchange for price concessions. The reduced volumes resulted in inefficiencies in our production process which had a significant impact on our operating results during 2009. During the fourth quarter of 2009 we ramped up our costs to increase our inventory and production levels in anticipation of significantly higher contracted sales for 2010. These costs included training and costs to recall additional workers. This ramp up further negatively impacted our 2009 operating results.

We have entered into new supply contracts for 2010, including a multi-year contract to supply Anheuser-Busch InBev. These contracted sales represent significantly higher sales volumes than each of the past five years. We believe the new supply contracts will provide for more effective pass throughs of our production costs than did our prior contracts and are not constricted by artificial price constraints such as metal price ceilings or “caps”. We expect to have substantially all of our capacity committed under these contracts.

Beginning in the third quarter of 2008, management implemented cost reduction and process improvement initiatives, as well as negotiated more favorable sales terms with certain customers and extended payment terms with certain vendors. On April 30, 2009, in an effort to improve liquidity to meet the 2009 operating plan, we amended our revolving and secured credit facility which increased their availability by $46 million. Furthermore, in the fourth quarter of 2009 management obtained additional financing through modifications of its existing equipment leases and is exploring opportunities for customer and third-party financing of its working capital needs. Management believes that these initiatives as well as the availability under the revolving and secured credit agreement will be sufficient to pay operating expenses, satisfy debt service obligations and fund capital expenditures through the remainder of 2010 and meet the production increases necessary to meet its new collateral obligations in 2010. However, in the event they are not, we will seek alternative sources of funding.

Our principal sources of cash to fund liquidity needs have been net cash provided by operating activities and availability under our revolving and secured credit facility described in Note 5 to our Condensed Consolidated Financial Statements. We anticipate that our primary liquidity needs will be for debt service, working capital (including potential increased margin deposits associated with derivatives) and capital expenditures. In addition to these sources, we are actively seeking to increase available liquidity and to reduce our business risk. Specifically, we are reducing capital spending and ongoing expenses, and improving our production capabilities to increase our product offering while maintaining high levels of quality. Collectively, we believe these efforts will provide sufficient liquidity to manage our business. However, if market factors prevent us from successfully executing our plan or we are otherwise unable to successfully execute our plan, our liquidity would be adversely affected, which would have a material adverse effect on our business, results of operations, and financial condition. We believe that cash generated from operations, available borrowings under our senior revolving secured credit facility and other indebtedness will be sufficient to enable us to meet our liquidity requirements in the foreseeable future.

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

The following discusses material changes in our liquidity and capital resources for the quarter ended March 31, 2010.

At March 31, 2010, we had drawn $241.6 million on the revolving and secured credit facility. In addition, the Company had approximately $0.6 million of outstanding letters of credit against the $274 million revolving credit line which availability as calculated under the revolving and secured credit facility at March 31, 2010 was $17.7 million subject to the minimum availability level discussed below. Should commodity prices increase significantly or should we need to increase working capital levels to accommodate increased sales levels, borrowings under the facility can increase to as high as the maximum level under the agreement of $274 million subject to borrowing base limitations.

On March 10, 2010, the rate on the facility was amended to range from 5.25%—5.50% over the LIBOR. Prior to March 10, 2010, the applicable interest rates for the loan were either from 1.25%—1.75% over the prime interest rate or 3.50%—4.00% over the LIBOR rate. The rates were based upon our Adjusted EBITDA for the immediately preceding two (2), three (3) or four (4) fiscal quarter periods. Adjusted EBITDA represents EBITDA, defined as net earnings before income taxes, interest expense and fees, net, and depreciation and amortization, adjusted to exclude early extinguishment of debt, income from affiliate, nonrecurring charges, severance charges and credits, LIFO adjustments, cumulative effect of change in accounting principle and mark-to-market adjustment for derivative contracts. The term of the revolving and secured credit facility is through May 5, 2011. Our ability to borrow the full available amount of our revolving and secured credit facility is limited by the available borrowing base under the revolving credit facility as determined based on a borrowing base formula which relates to the collateral value of trade receivables and inventory on a basis approximating the lower of current cost (on a FIFO basis) or fair market value. This borrowing base is then compared to the outstanding loan balance (including outstanding letters of credit) to determine a net amount available for additional borrowings (“Availability”).

A minimum availability covenant of $10 million was in place at the beginning of the first quarter. On March 10, 2010, the amount of the minimum availability covenant was reduced to $5 million and will be incrementally increased back beginning in May to $10 million by September, 2010. Our revolving and secured credit facility and indenture agreement contain restrictive covenants. These covenants may constrain our activities and limit our operational and financial flexibility. The failure to comply with these covenants could result in an event of default, which, if not cured or waived, could have a material adverse effect on our business, financial condition, and results of operations. The facility is considered short term due to the use of a lockbox as well as material adverse effect language within the agreement The terms of the revolving and secured credit facility permit us to enter into various forms of additional financing with varying amounts. See Note 5 to the Condensed Consolidated Financial Statements for further discussion. Furthermore, we frequently offer cash discounts for early payment against receivables from our major can sheet customers which can also increase overall liquidity.

On February 12, 2010, we entered into an Amendment No. 17 to our revolving credit facility (“Amendment No. 17”) permitting the formation of Alabama Spares and Parts, LLC (“ASAP”), a subsidiary, which will operate in tandem with its third-party manager to more effectively and efficiently manage the company’s spare parts inventory. In addition, Amendment No. 17 permitted us to make a $10 million investment of various machinery spare parts and up to an additional $2.5 million contribution of cash and/or assets into ASAP in the future. ASAP’s inventory was used to secure an $8 million line of credit from the RSA, the proceeds of which were distributed to Alloys and used for operations.

On March 10, 2010, we entered into an Amendment No. 18 to our revolving credit facility (“Amendment No. 18”). Under Amendment No. 18, the term of the agreement was extended to May 5, 2011. Additionally, the minimum availability of $10 million discussed in Note 5 to the Condensed Consolidated Financial Statements was reset to $5 million and, beginning in May, will be incrementally increased back to $10 million by September 2010 based upon an agreed upon schedule. The applicable interest rates for the remaining commitment under the revolving credit facility will range from 5.25%—5.50% over the LIBOR rate. The parties to the agreement agreed to a minimum EBITDA level for the first quarter of 2010 and a fixed charge coverage ratio for subsequent quarters.

On March 29, 2010, the Company executed Amendment No. 4 to the master lease agreement with the RSA which extended the term of the lease to May 2011. The interest rate remains at 10.7%.

If we do not comply with these or other covenants and restrictions contained in our revolving and secured credit facility, the indenture and other agreements governing our indebtedness, we could be in default under those agreements, and the debt under those instruments, together with accrued interest, could then be declared immediately due and payable. If we default under our revolving and secured credit facility, the lenders could cause all of our outstanding debt obligations under our revolving and secured credit facility to become due and payable, require us to apply all of our cash to repay the indebtedness or prevent us from making debt service payments on any other indebtedness we owe. In addition, any default under our revolving and secured credit facility or agreements governing our other indebtedness could lead to an acceleration of debt under other debt instruments that contain cross-acceleration or cross-default provisions. If the indebtedness under our revolving and secured credit facility and indenture is accelerated, we may have to seek other sources of financing or otherwise may not have sufficient assets to repay amounts due under our revolving and secured credit facility, our senior secured notes or under other debt securities then outstanding. Our ability to comply with these provisions of our revolving and secured credit facility, the indenture and other agreements governing our other indebtedness may be affected by changes in the economic or business conditions or other events beyond our control. The fair value of our debt at March 31, 2010 was $421.7 million compared to $412.9 million at December 31, 2009 due mostly to the increased borrowings under the revolving line of credit.

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

Reconciliation of Net Loss to Adjusted EBITDA

	Three months ended March 31,
	2010	2009
Net loss	$(8,674)	$(38,670)
Interest expense and fees	9,814	8,385
Depreciation and amortization	4,146	3,860
LIFO Adjustment	—	—
Unrealized loss on derivative instruments	1,779	1,207

Adjusted EBITDA	7,065	(25,218)
LCM impact	—	21,690

Adjusted EBITDA with LCM impact	$7,065	$(3,528)

Reconciliation of Net Cash Used in Operating Activities to Adjusted EBITDA

	March 31,
	2010	2009
Net cash provided by operating activities	$1,890	$14,823
Changes in working capital items and other	(4,639)	(26,736)
Interest expense	9,814	8,385

Adjusted EBITDA with LCM impact	$7,065	$(3,528)

Our liquidity has been directly impacted by aluminum price volatility over the past several years. Prices during 2009 averaged $0.80 per pound while prices averaged $1.04 in the first quarter of 2010. Our liquidity could also be hampered if we incurred significant unexpected increases in necessary capital expenditures. Significant increases in volumes and pricing could also impact our liquidity by increasing our working capital needs beyond the maximum level of the revolving and secured credit facility. Decreased sales or lower margins could have a material adverse effect on our liquidity.

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

Three months ended March 31, 2010 and 2009

Operating Activities. During the three months ended March 31, 2010, net cash provided by operating activities was $1.9 million, compared to net cash provided by operating activities of $14.8 million during the three months ended March 31, 2009, a decrease of $12.9 million. Fluctuations in cash provided by and used in operating activities are subject to changing working capital requirements especially for accounts receivable and inventory. Net loss decreased from $38.7 million in the first three months of 2009 to $8.7 million in the first three months of 2010, an improvement of $30.0 million. Cash flow from operations also improved in the first three months of 2010, compared to the same period in 2009 by $24.0 million related to inventory. Inventories decreased from $369.8 million at December 31, 2009, to $369.6 million at March 31, 2010, a decrease of $0.2 million. The first three months of 2009 reflected an increase in inventory levels of $23.8 million compared to December 31, 2008 in preparation for expected increased sales in 2009. These cash flow improvements were offset by changes in receivables and payables. In the first three months of 2010, receivables increased from $61.6 million at December 31, 2009, to $72.4 million at March 31, 2010, an increase of $10.8 million. This increase is primarily a result of timing. In the first three months of 2009, receivables decreased by $12.8 million due to lower sales in that quarter. The payments by our customers are made at periodic times during the week and month, not every day, nor exactly in 30 days, so the balance in receivables can fluctuate significantly at the end of a quarter depending on the timing of receiving payments. Accounts payable increased $8.9 million from December 31, 2009 to March 31, 2010 resulting from timing, whereas in the first three months of 2009, payables increased compared to December 31, 2008 by $50.8 million principally as a result of increased inventory levels to meet expected sales demands in 2009.

Investing Activities. In the three months ended March 31, 2010, our capital expenditures were $7.6 million, compared to $1.9 million during the same period in 2009. The increase includes a higher level of planned capital expenditures supporting the significantly higher production levels needed to support our 2010 contracted sales volumes. The increase also included additional expenditures for our mill expansion project which was substantially complete last year but which requires additional modifications as we continue to ramp up production volumes.

Financing Activities. Net cash provided by financing activities was $5.7 million in the three months ended March 31, 2010, compared to net cash used by financing activities of $12.4 million in the first three months of 2009. The increase in the net cash provided by financing activities was related to the increase in borrowings related to the ASAP transaction discussed in the “Liquidity and Capital Resources” section above.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See Item 7A of the Company’s Annual Report on Form 10-K, for the year ended December 31, 2009, filed on March 31, 2010. There have been no significant changes to market risk.

ITEM 4T.	CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures

As of March 31, 2010, our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), has conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Securities Exchange Act Rule 13a-15(e), as amended). Based on the evaluation, our CEO and CFO concluded that our disclosure controls and procedures as of March 31, 2010 were not effective because of a material weakness in internal control over financial reporting described below.

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

(d) Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the first fiscal quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The Company is a defendant from time to time in various legal actions arising in the normal course of business, the outcomes of which, in the opinion of management, neither individually nor in the aggregate are likely to result in a material adverse effect on our business, results of operations or financial condition.

The Company is a defendant in an action brought by Merrill Lynch, Pierce, Fenner & Smith Incorporated pending in the New York Supreme Court, County of New York. In this action, Merrill Lynch seeks $900 for out-of-pocket costs and expenses allegedly incurred pursuant to a letter agreement between Wise Metals and Merrill Lynch dated January 31, 2002, in which Merrill Lynch alleges that Wise Metals agreed to reimburse Merrill Lynch for such costs and expenses. The Company has hired counsel and is vigorously contesting this lawsuit and believes it has meritorious defenses to the claims alleged therein. The Company has filed an answer to the complaint denying the material allegations and alleging several affirmative defenses and counterclaims which exceed in amount the sum sought by Merrill Lynch. Merrill Lynch moved to dismiss the Company’s counterclaims and by an order dated December 30, 2004, the Court granted this motion, dismissed the counterclaims and permitted the Company to replead two of the counterclaims. The Company appealed, which resulted in a reversal reinstating the dismissed counterclaims. By order dated April 21, 2010, the Court granted the Company’s motion to amend its counterclaim to seek punitive damages as relief with respect to the counterclaims against Merrill Lynch for alleged fraud and breach of fiduciary duty. Merrill Lynch’s time to respond to the amended counterclaims has not yet expired. The action is proceeding and is presently in the discovery stages. The Company believes that it is not currently possible to estimate the ultimate outcome of this litigation. As a result, no expense for any potential adverse outcome of this matter has been recorded in the consolidated financial statements.

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

As of March 31, 2010, the Company had no other known probable exposures relating to claims, environmental matters, or other legal proceedings that are expected to have a material adverse effect on the Company. There can be no assurance, however, that unanticipated events will not require the Company to increase the amount it has accrued for any matter or accrue for a matter that has not been previously accrued because it was not considered probable. While it is possible that the increase or establishment of an accrual could have a material adverse effect on the Company’s financial results for any particular fiscal quarter or year, in the opinion of management there exists no known potential exposure that would have a material adverse effect on the financial condition or on the financial results of the Company beyond such fiscal quarter or year.

ITEM 1A.	RISK FACTORS

In addition to other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2009 which could materially impact our business, financial condition or future results. Risks disclosed in our Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem immaterial may materially adversely impact our business, financial condition or operating results.

The information presented below updates, and should be read in conjunction with, the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009.

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

We do not know if market conditions or the state of the overall economy will improve in the near future.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	REMOVED AND RESERVED

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WISE METALS GROUP LLC

Dated: May 17, 2010	/S/ DAVID D’ADDARIO
David D’Addario Chairman and Chief Executive Officer

/S/ KENNETH STASTNY
Kenneth Stastny Chief Financial Officer