Form 10-Q
period 2010-06-30
Wise Metals Group LLC
filed 2010-08-16
CIK 1297014

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Wise Metals Group LLC

Condensed Consolidated Balance Sheets

(In thousands)

(Unaudited)

	June 30, 2010	December 31, 2009
Assets
Current assets:
Cash and cash equivalents	$1,001	$449
Accounts receivable, less allowance for doubtful accounts ($1,410 in 2010 and $2,152 in 2009)	75,377	61,637
Inventories, net	333,062	369,795
Fair value of derivative instruments	799	86
Other current assets	9,125	9,238

Total current assets	419,364	441,205
Non-current assets:
Property and equipment, net	108,635	104,994
Other assets	5,971	6,079
Goodwill	283	283

Total non-current assets	114,889	111,356

Total assets	$534,253	$552,561

Liabilities and members’ deficit
Current liabilities:
Accounts payable	361,410	380,094
Current portion of long-term debt and capital lease obligations	33,304	34,520
Borrowings under revolving credit facility, net of discount ($0 in 2010 and $163 in 2009)	247,471	242,858
Fair value of derivative instruments	97	—
Accrued expenses, payroll and other	16,297	19,632

Total current liabilities	658,579	677,104
Non-current liabilities:
Term loan and capital lease obligations, less current portion	9,210	1,860
Senior notes	150,000	150,000
Accrued pension and other post retirement obligations	10,706	10,706
Other liabilities	1,131	1,053

Total non-current liabilities	171,047	163,619
Redeemable preferred membership interest (liquidation preference of $97,556 as of June 30, 2010)	96,900	92,284
Members’ deficit:
Members’ deficit	(386,305)	(374,478)
Accumulated other comprehensive deficit	(5,968)	(5,968)

Total members’ deficit	(392,273)	(380,446)

Total liabilities, redeemable preferred membership interest, and members’ deficit	$534,253	$552,561

See accompanying notes.

Wise Metals Group LLC

Condensed Consolidated Statements of Operations

(In thousands)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Net sales	$311,389	$161,601	$616,445	$319,406
Cost of sales	301,312	167,172	600,083	352,303

Gross margin (deficit)	10,077	(5,571)	16,362	(32,897)
Operating expenses:
Selling, general and administrative	2,869	3,070	6,328	5,892

Operating income (loss)	7,208	(8,641)	10,034	(38,789)
Other expense:
Interest expense	(9,992)	(8,899)	(19,806)	(17,284)
Gain (loss) on derivative instruments	4,247	(33)	2,561	(170)

Net income (loss)	$1,463	$(17,573)	$(7,211)	$(56,243)
Accretion of redeemable preferred membership interest	(2,308)	(2,101)	(4,616)	(4,202)

Net loss attributable to common members	$(845)	$(19,674)	$(11,827)	$(60,445)

See accompanying notes.

Wise Metals Group LLC

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six months ended June 30,
	2010	2009
Cash flows from operating activities
Net loss	$(7,211)	$(56,243)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	8,344	7,625
Amortization of deferred financing fees	1,194	1,252
Net periodic benefit cost	366	1,454
Mark to market adjustment for derivative instruments	4,882	1,240
Changes in operating assets and liabilities:
Broker deposits	—	969
Accounts receivable	(13,740)	(7,859)
Inventories	36,733	(85,632)
Other assets and derivative instruments	(6,471)	159
Accounts payable	(19,209)	115,270
Accrued expenses and other liabilities	(3,623)	(428)

Net cash provided by (used in) operating activities	1,265	(22,193)

Cash flows from investing activities
Purchase of equipment	(11,460)	(4,678)

Net cash used in investing activities	(11,460)	(4,678)

Cash flows from financing activities
Net issuance of short-term borrowings	4,613	29,021
Proceeds from long-term debt	8,000	—
Payments on long-term obligations	(1,866)	(1,696)

Net cash provided by financing activities	10,747	27,325

Net increase in cash and cash equivalents	552	454
Cash and cash equivalents at beginning of period	449	234

Cash and cash equivalents at end of period	$1,001	$688

See accompanying notes.

Wise Metals Group LLC

Notes to Condensed Consolidated Financial Statements

June 30, 2010

(Unaudited)

(Dollars in thousands)

1. Organization and Basis of Presentation

Wise Metals Group LLC is a holding company formed for the purpose of managing the operations of Wise Alloys LLC, Wise Recycling LLC, Listerhill Total Maintenance Company LLC,, Alabama Electric Motor Services LLC and Alabama Spares and Parts LLC (collectively, the “Company”). Wise Alloys LLC (“Alloys”) manufactures and sells aluminum can stock and related aluminum products primarily to aluminum can producers. Wise Recycling LLC is engaged in the recycling and sale of scrap aluminum and other non-ferrous metals. Listerhill Total Maintenance Company LLC (“TMC”) specializes in providing maintenance, repairs and fabrication to manufacturing and industrial plants all over the world ranging from small onsite repairs to complete turn-key maintenance. Alabama Electric Motor Services LLC (“AEM”) specializes in the service, repair, and replacement of electric motors and pumps. Alabama Spares and Parts LLC (“ASAP”), operates in tandem with its third-party manager to manage the Company’s spare parts inventory.

2. Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements are presented in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the requirements of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the disclosures normally required by accounting principles generally accepted in the United States of America for complete financial statements. The condensed consolidated financial statements have been prepared in accordance with the Company’s customary accounting practices and, in the opinion of management, the interim data includes, all adjustments, consisting of normal recurring adjustments, necessary to a fair statement of the financial position, results of operations and cash flows for the reported interim periods. Operating results for the three and six month periods ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. For further information, refer to the consolidated financial statements and Notes included in the Company’s Annual Report on Form 10-K, for the year ended December 31, 2009, filed March 31, 2010. The accompanying condensed consolidated financial statements include the accounts of Wise Metals Group LLC and its subsidiaries. Intercompany transactions have been eliminated in consolidation.

Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid investments with a maturity date of three months or less when purchased. Included in accounts payable were book overdraft amounts of $3,882 and $4,199 at June 30, 2010 and December 31, 2009, respectively.

Broker Deposits

Broker deposits generally consist of cash on deposit with brokers to support lines of credit associated with the Company’s derivative and hedging activity. At June 30, 2010 and December 31, 2009 there were no deposits with brokers associated with derivative and hedging activity as more fully described below.

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

Accounting regulations require companies to recognize all derivative instruments as either assets or liabilities on the balance sheet at fair value. Derivative assets and liabilities are presented within the “fair value of derivative instruments” line items in the current assets and current liabilities sections of the consolidated balance sheets. Derivatives that are not designated as a cash flow hedge must be adjusted to fair value through the statement of operations. The Company has elected not to designate any of its derivative instruments as cash flow hedges under the guidance.

The table below summarizes the realized and unrealized gains and losses for the three and six months ended June 30, 2010, and 2009, all of which were presented within the “(Gain) loss on derivative instruments” line item within the consolidated statements of operations. The Company records the unrealized gains and losses on its derivative instruments in earnings as they occur.

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Aluminum futures and options	$4,275	$—	$2,733	$97
Natural gas futures and options	(28)	(33)	(172)	(267)

	$4,247	$(33)	$2,561	$(170)

In connection with the Company’s futures activity, the Company maintains lines of credit with brokers to cover unrealized losses on futures contracts and uses options to manage price exposure with respect to firm commitments to purchase or sell aluminum. Our brokers contractually require assets to be posted as collateral for unrealized losses in excess of a contractually defined credit limit. These derivative contracts involve elements of credit and market risk that are reflected on our consolidated balance sheet, including the risk of dealing with counterparties and their ability to meet the terms of the contracts. The counterparties to our forward contracts and options are major aluminum brokers and suppliers. At June 30, 2010, the Company had 750,000 mmBTUs of natural gas covered for periods extending through the fourth quarter of 2010. At June 30, 2010, the Company had 21,000 metric tons of aluminum covered for periods extending through the third quarter of 2010.

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

The Company endeavors to utilize the best available information in measuring fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table sets forth the Company’s financial assets and liabilities that were accounted for at fair value as of June 30, 2010 and the level in the fair value hierarchy:

		Fair Value Measurements at Reporting Date Using
Description	Total fair value in the Consolidated Balance Sheet	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Aluminum derivatives assets	$735	$—	$735	$—
Natural gas derivatives assets	64	—	64	—

Total derivative assets	$799	$—	$799	$—
Aluminum derivatives liabilities	(97)	(97)	—	—
Natural gas derivatives liabilities	—	—	—	—

Total derivative liabilities	$(97)	$(97)	$—	$—

Net Derivative Asset (Liabilities)	$702	$(97)	$799	$—

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

Long-Lived Assets

The Company continually evaluates whether events and circumstances have occurred that indicate the remaining estimated useful life of long-lived assets may warrant revision or that the remaining balance may not be recoverable. These factors may include a significant deterioration of operating results, changes in business plans, or changes in anticipated cash flows. When factors indicate that an asset should be evaluated for possible impairment, the Company reviews long-lived assets to assess recoverability from future operations using undiscounted cash flows. Impairments are recognized in earnings to the extent that the carrying value exceeds fair value. The Company evaluated the recoverability of long-lived assets as of December 31, 2009 and no impairment charge was recorded. The Company evaluated events and circumstances to determine whether any impairment indicators were present during the six months ended June 30, 2010 and none were noted.

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

3. Liquidity

The Company has incurred significant losses in the past three years as a result of unfavorable contracts, commodity pricing pressures, volume and liquidity issues which have had a negative impact on cash flows. During 2008 and 2009 and continuing into 2010, management has taken active steps to improve its contracts, improve productivity, reduce costs and implement new machinery to expand product offerings to include wider coil to supply the 14-out market. These investments, which were completed in 2009, have strengthened the Company’s competitive position by increasing capacity and product offerings and reducing operating costs while maintaining industry-leading quality standards. The market for the Company’s products remains quite competitive. Production levels in 2009 were lower than expected due to the continued effects of negotiated volume reductions on long term contracts in exchange for price concessions. The reduced volumes resulted in inefficiencies in the production process which had a negative impact on the Company’s operating results during 2009. During the fourth quarter of 2009, the Company ramped up its costs to increase inventory and production levels in anticipation of significantly higher contracted sales for 2010. These costs included training and costs to recall additional workers. These cost increases further negatively impacted the Company’s 2009 operating results. The Company’s 2010 production levels have increased significantly as a result of the Company’s investment in machinery and the resulting increased contractual commitments.

The Company entered into new supply contracts for 2010, including a multi-year contract to supply Anheuser-Busch InBev. These contracts represent significantly higher sales volumes than each of the past five years. The Company believes the new supply contracts will provide for more effective pass throughs of its costs than did its prior contracts and are not constricted by artificial price constraints such as metal price ceilings or “caps”. The Company expects to have substantially all of its capacity committed under these contracts.

The Company’s revolving and secured credit facility was set to mature on May 5, 2010. On March 10, 2010 the facility was extended to May 5, 2011. On March 29, 2010, the Company executed Amendment No. 4 to the master lease agreement with the RSA which extended the term of the lease to May 5, 2011. The Company is working with lenders to negotiate an extension to the term of the facility and the lease. There can be no assurance that the Company will be successful in obtaining a further extension or additional financing on favorable terms, or at all.

Management believes that these initiatives as well as the availability under the revolving and secured credit agreement will be sufficient to pay operating expenses, satisfy debt service obligations, fund capital expenditures for the next twelve months and meet the production increases necessary to meet its new contractual obligations in the next twelve months. However, in the event they are not, the Company will seek alternative sources of funding.

4. Inventories

Inventories consisted of the following:

	June 30, 2010	December 31, 2009
Manufacturing inventories:
Raw materials	$271,392	$277,212
Work in progress	51,890	41,611
Finished goods	19,257	62,979
LIFO reserve	(30,599)	(30,599)

Total manufacturing inventories	311,940	351,203
Supplies inventory	21,122	18,592

Total inventories	$333,062	$369,795

Manufacturing inventories for Wise Alloys are stated at the lower of cost or market based on the LIFO method. If the FIFO method had been used at June 30, 2010 and December 31, 2009, inventories would have been approximately $30,599 higher. An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Interim LIFO calculations must necessarily be based on management’s estimates of expected year-end inventory levels and costs dependent upon prevailing aluminum costs and other factors which are beyond management’s control. Accordingly, management’s estimates of the effects of LIFO calculations on inventories and costs of sales are subject to change prior to the year-end calculation. Supplies inventory is valued on an average cost basis. Inventories at Wise Recycling are stated at the lower of cost or market based on the FIFO method. Inventories maintained by Recycling, total $9,784 and $8,455 at June 30, 2010 and December 31, 2009, respectively, and are comprised solely of raw materials.

5. Financing Arrangements

Debt consisted of the following:

	June 30, 2010	December 31, 2009
Revolving and secured credit facility	$247,471	$242,858
Senior 10.25% notes due 2012	150,000	150,000
Other notes payable	42,514	36,380

	439,985	429,238
Less current portion	(280,775)	(277,378)

	$159,210	$151,860

Revolving and secured credit facility

At June 30, 2010, the Company had drawn $247,471 on the revolving and secured credit facility. In addition, the Company had approximately $878 of outstanding letters of credit against the $274,000 revolving credit line.

The applicable interest rates for the remaining commitment under the revolving credit facility ranged either from 1.25%—1.75% over the prime interest rate or 3.50%—4.00% over the LIBOR rate, as determined by the Agent, and was based upon the Adjusted EBITDA (defined in the revolving credit agreement as earnings before income taxes, interest expense and fees, net, and depreciation and amortization, adjusted to exclude early extinguishment of debt, income from affiliate, nonrecurring charges, severance charges and credits, LIFO adjustments, cumulative effect of change in accounting principle and mark-to-market adjustment for derivative contracts) of the Company for the immediately preceding two (2), three (3) or four (4) fiscal quarter periods. On March 10, 2010, as part of an extension to the facility, the rate was amended to range from 5.25%—5.50% over the LIBOR rate. At June 30, 2010 LIBOR was 0.35%.

On March 10, 2010 the term of the facility was extended to May 5, 2011. The parties to the agreement agreed to a minimum EBITDA level for the first quarter of 2010 and a fixed charge coverage ratio for subsequent quarters. The failure to comply with these covenants could result in an event of default, which if not cured or waived, could have a material adverse effect on our business, financial condition, and results of operations. The Company expects to negotiate an extension of the term of the revolving credit agreement due May 5, 2011. There can be no assurance that we will reach agreement to extend the existing or for a new facility on satisfactory terms or at all. If we are not able to successfully negotiate an extension or a new facility prior to termination of the current facility, the Company will seek alternative sources of funding. However, there can be no assurance that we will be able to do so and the inability to do so could have a material adverse impact on our business, assets and ability to fund our liquidity needs.

As of June 30, 2010 and December 31, 2009, the Company was in compliance with all required financial covenants related to the revolving credit facility. The Company’s most restrictive covenant is a fixed charge coverage ratio which was set at 0.75 for the second quarter, 0.90 for the third quarter and 1.10 for the fourth quarter on a twelve month trailing basis starting January 1, 2010. The ratio was set at increasingly higher levels based on the Company’s expected production levels. At June 30, 2010 the ratio was 0.82 . A minimum availability covenant was in place for the 2009 first quarter until Amendment No. 16 was executed on April 30, 2009. The Company is restricted from drawing on funds that represent the minimum availability amount. The minimum availability was set at $20,000 which was reduced to $15,000 and then $10,000 all within 2009. On March 10, 2010, as part of an extension to the facility, the minimum availability was reduced to $5,000. It is being incrementally increased beginning in May 2010 back to $10,000 by September 2010. The minimum availability was $7,000 at June 30, 2010.

The facility is considered short term based on its terms as well as that it provides for the use of a lockbox as well as material adverse effect language within the agreement. The Company’s ability to borrow the full available amount of the credit facility is limited by the available borrowing base under the revolving credit facility as determined based on a borrowing base formula which relates to the collateral value of trade receivables and inventory on a basis approximating the lower of current cost (on a FIFO basis) or fair market value. This borrowing base is then compared to the outstanding loan balance (including outstanding letters of credit) to determine a net amount available for additional borrowings (“Availability”). Availability as calculated under the revolving credit agreement at June 30, 2010 was $13.1 million prior to the application of the minimum availability level discussed above. In addition, any default under the revolving and secured credit facility or agreements governing other indebtedness could lead to an acceleration of debt under other debt instruments that contain cross acceleration or cross default provisions. In connection with Amendment No. 15, the Company also granted the Retirement Systems of Alabama (the “RSA”) a 4% membership interest in the Company and granted those members of the Company’s management board appointed by the RSA approval rights over certain matters. The 4% member interest was recorded separately as an increase in Members’ Deficit with the remaining proceeds from the debt issuance recorded as borrowings under the revolving and secured credit facility. This resulted in a debt discount of $654 which has been fully accreted as of June 30, 2010.

Senior notes

The Company issued $150,000 in senior secured notes which are due in May 2012. The notes bear a 10.25% interest rate payable bi-annually on May 15 and November 15. Total financing costs associated with the issuance of the senior secured notes were $8,200 and are included on the balance sheet as other long term assets. The unamortized balance at June 30, 2010 and December 31, 2009 were $2,146 and $2,732, respectively.

Wise Metals Group LLC and Wise Alloys Finance Corporation are co-issuers of the senior notes. Wise Alloys Finance Corporation is an indirect wholly-owned subsidiary of Wise Metals Group LLC. Wise Metals Group LLC has no independent assets or operations. The senior notes are guaranteed by all Wise Metals Group LLC subsidiaries, other than Wise Alloys Finance Corporation and ASAP, which are all 100% owned, and the guarantees are full and unconditional and joint and several. There are no material restrictions on the ability of our subsidiaries to transfer cash to the co-issuers. Wise Metals Group LLC’s consolidated financial statements would be representative of the combined guarantors and non-guarantors. See Note 10.

Other notes payable and capital lease obligations

The Company executed a sale-financing agreement on certain pieces of production equipment with the RSA. The agreement qualifies as a capital lease and has a fixed interest rate of 10.7%. The lease was set to expire on May 5, 2010. On March 29, 2010, the Company executed Amendment No. 4 to the master lease agreement with the RSA which extended the term of the lease to May 5, 2011. The interest rate remains at 10.7%. The balance of the lease at June 30, 2010 and December 31, 2009 was $31,797 and $33,512, respectively. The lease is classified as “Current portion of long term debt and capital lease obligations” on the Company’s consolidated balance sheet at June 30, 2010 and at December 31, 2009.

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

The Company has other notes outstanding at June 30, 2010 in the amount of $2,717. The fair value of the Company’s debt at June 30, 2010 was $437,428 compared to $412,918 at December 31, 2009.

6. Pension and Post-Retirement Benefits

The Company maintains defined contribution plans as well as a defined benefit pension plan. For the six months ended June 30, 2010, the Company did not make any cash contributions to its defined benefit pension plan. For the remainder of 2010, the Company expects to make cash contributions of approximately $540 to its defined benefit pension plan. In addition, the Company also expects to fund benefits paid under its unfunded post retirement benefit plans in 2010.

The 2010 and 2009 amounts shown below reflect the defined benefit pension and other postretirement benefit expense for the three and six month periods ended June 30, 2010 for each year:

	Three months ended June 30,				Six months ended June 30,
	Pension Benefits		Other Post Retirement Benefits		Pension Benefits		Other Post Retirement Benefits
	2010	2009	2010	2009	2010	2009	2010	2009
Service cost	$—	$—	$49	$69	$—	$—	$98	$138
Interest cost	351	343	42	48	701	686	84	95
Expected return on plan assets	(335)	(276)	—	—	(669)	(551)	—	—
Net loss (gain) recognition	121	189	(21)	(7)	242	378	(42)	(14)
Immediate recognition of actuarial (gain) loss	—	365	(24)	(4)	—	730	(48)	(8)

Net periodic benefit cost	$137	$621	$46	$106	$274	$1,243	$92	$211

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

In conjunction with the transaction, deferred financing fees were incurred in the amount of $1,083 of which the amortization of those fees was $39 for the three months ended June 30, 2010 and 2009 and $77 for the six months ended June 30, 2010 and 2009. As of June 30, 2010 and December 31, 2009, total accumulated PIK interest on the $75,000 cumulative-convertible preferred membership interest was $22,557 and $18,019, respectively. As of June 30, 2010 and December 31, 2009, unamortized deferred financing fees in the amount of $657 and $735, respectively, are included as an offset to the total liquidation preference of $75,000 preferred membership interest and $22,557 and $18,019, respectively, of accumulated PIK interest classified as “mezzanine equity” on the consolidated balance sheets. In the event of any liquidation, dissolution or winding up of the Company, the preferred members are entitled to receive distributions before any distributions to the members.

8. Commitments and Contingencies

The Company has entered into long-term contracts to supply a significant amount of aluminum can stock with certain customers, which represents more than 50% of the production capacity of Alloys. The price of aluminum under these supply agreements is based on a quoted exchange.

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

In July 2008, the National Labor Relations Board issued a consolidated complaint against the Company which alleges that the Company failed to pay termination benefits to certain former employees represented by unions that, as of November 1, 2007, no longer represent any employees at the Company. The complaint seeks benefits on behalf of a group of former employees but does not seek a specific amount for relief. The complaint was originally denied due to lack of timely filing. That decision was appealed and also denied. The Company has accrued for this contingency based on past negotiation and on-going arbitration hearings and, accordingly, the ultimate resolution of these matters is not expected to have a material adverse effect on the Company’s financial position, operating results and cash flows.

As of June 30, 2010, the Company had no other known probable exposures relating to claims, environmental matters, or other legal proceedings that are expected to have a material adverse effect on the Company. There can be no assurance, however, that unanticipated events will not require the Company to increase the amount it has accrued for any matter or accrue for a matter that has not been previously accrued because it was not considered probable. While it is possible that the increase or establishment of an accrual could have a material adverse effect on the Company’s financial results for any particular fiscal quarter or year, in the opinion of management there exists no known potential exposure that would have a material adverse effect on the financial condition or on the financial results of the Company beyond such fiscal quarter or year.

The Company is subject to certain monthly purchase commitments for raw materials. The amount of inventory under this commitment not yet received was $195,496 and $220,557 as of June 30, 2010 and December 31, 2009, respectively.

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

We have concluded that TMC, AEM and ASAP are not reportable segments because they are not significant to our consolidated operations and represent less than 10% of our revenues and their absolute profits or losses represent less than 10% of our absolute profit or loss for the three and six months ended June 30, 2010 and 2009. Additionally, TMC’s and AEM’s assets were less than 10% of the combined assets of our operating segments as of June 30, 2010 and December 31, 2009. Financial information about TMC, AEM and ASAP are included in the “Other” caption in the tables below.

The following table sets forth information on the Company’s reportable segments:

	Three Months Ended		Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Net Sales
Alloys	$274,541	$146,726	$549,012	$294,797
Recycling – (Note 1)	35,018	13,739	64,093	22,339
Other	1,830	1,136	3,340	2,270

Net sales	$311,389	$161,601	$616,445	$319,406

Segment Profit (Loss)
Alloys	$9,466	$(5,696)	$14,216	$(32,503)
Recycling – (Note 1)	(639)	331	(59)	(725)

Segment profit (loss)	8,827	(5,365)	14,157	(33,228)
LIFO adjustments	—	—	—	—
Gain (loss) on derivative instrument attributable to Alloys	4,247	(33)	2,561	(170)
Corporate and other undistributed expenses	(11,611)	(12,175)	(23,929)	(22,845)

Net income (loss)	$1,463	$(17,573)	$(7,211)	$(56,243)

	As of
	June 30, 2010	December 31, 2009
Total Assets
Alloys	$492,346	$506,783
Recycling	36,744	37,824
Corporate and other	5,163	7,954

Total assets	$534,253	$552,561

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Depreciation and Amortization
Alloys	$3,868	$3,486	$7,684	$7,077
Recycling	226	195	457	389
Corporate and other	104	84	203	159

Total depreciation and amortization	$4,198	$3,765	$8,344	$7,625

	Six months ended June 30,
	2010	2009
Capital Expenditures
Alloys	$10,049	$4,413
Recycling	713	79
Corporate and other	698	186

Total capital expenditures	$11,460	$4,678

10. Issuer and Non-Guarantor Financial Information

ASAP, a wholly owned unrestricted subsidiary, does not guarantee the senior secured notes and is reported as part of continuing operations. Condensed combining balance sheets, statements of operations, and statements of cash flows for the issuer, guarantors and non-guarantor follow:

Wise Metals Group LLC

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands)

	June 30, 2010
	Issuer	Guarantors	Non-Guarantor	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$—	$1,001	$—	$—	$1,001
Accounts receivable, less allowance for doubtful accounts ($2,112 in 2010 and $2,152 in 2009)	—	75,377	—	—	75,377
Inventories, net	—	320,191	12,871	—	333,062
Fair value of derivative instruments	—	799	—	—	799
Other current assets	—	9,058	67	—	9,125

Total current assets	—	406,426	12,938	—	419,364
Non-current assets:
Property and equipment, net	—	108,635	—	—	108,635
Other assets	—	5,971	—	—	5,971
Goodwill	—	283	—	—	283
Investment in subsidiary	(392,273)	12,540	—	379,733	—
Due from subsidiary	151,922	340	7,980	(160,242)	—

Total non-current assets	(240,351)	127,769	7,980	219,491	114,889

Total assets	$(240,351)	$534,195	$20,918	$219,491	$534,253

Liabilities and members’ deficit
Current liabilities:
Accounts payable	—	361,410	—	—	361,410
Current portion of long-term debt and capital lease obligations	—	33,304	—	—	33,304
Borrowings under revolving credit facility, net of discount ($0 in 2010 and $163 in 2009)	—	247,471	—	—	247,471
Fair value of derivative instruments	—	97	—	—	97
Accrued expenses, payroll and other	1,922	14,337	38	—	16,297

Total current liabilities	1,922	656,619	38	—	658,579
Non-current liabilities:
Term loan and capital lease obligations, less current portion	—	1,210	8,000	—	9,210
Senior notes	150,000	—	—	—	150,000
Accrued pension and other post retirement obligations	—	10,706	—	—	10,706
Other liabilities	—	1,131	—	—	1,131
Due to subsidiary/parent	—	159,902	340	(160,242)	—

Total non-current liabilities	150,000	172,949	8,340	(160,242)	171,047
Redeemable preferred membership interest (liquidation preference of $97,556 as of June 30, 2010)	—	96,900	—	—	96,900
Members’ deficit:	—	—
Members’ deficit	(386,305)	(386,305)	12,540	373,765	(386,305)
Accumulated other comprehensive deficit	(5,968)	(5,968)	—	5,968	(5,968)

Total members’ deficit	(392,273)	(392,273)	12,540	379,733	(392,273)

Total liabilities, redeemable preferred membership interest, and members’ deficit	$(240,351)	$534,195	$20,918	$219,491	$534,253

Wise Metals Group LLC

Condensed Consolidated Statements of Operations

(In thousands)

(Unaudited)

	Three Months Ended June 30, 2010
	Issuer	Guarantors	Non-Guarantor	Eliminations	Total
Net sales	$—	$311,389	$—	$—	$311,389
Cost of sales	—	301,312	—	—	301,312

Gross margin	—	10,077	—	—	10,077
Operating expenses:
Selling, general and administrative	—	2,869		—	2,869

Operating income	—	7,208	—	—	7,208
Other expense:
Equity in net income (loss) of subsidiaries	1,463	(202)	—	(1,261)	—
Interest expense	(3,844)	(5,946)	(202)	—	(9,992)
Intercompany charge	3,844	(3,844)			—
Gain on derivative instruments	—	4,247	—	—	4,247

Net income (loss)	$1,463	$1,463	$(202)	$(1,261)	$1,463
Accretion of redeemable preferred membership interest	—	(2,308)	—	—	(2,308)

Net loss attributable to common members	$1,463	$(845)	$(202)	$(1,261)	$(845)

	Six Months Ended June 30, 2010
	Issuer	Guarantors	Non-Guarantor	Eliminations	Total
Net sales	$—	$616,445	$—	$—	$616,445
Cost of sales	—	600,083	—	—	600,083

Gross margin	—	16,362	—	—	16,362
Operating expenses:
Selling, general and administrative	—	6,328		—	6,328

Operating income	—	10,034	—	—	10,034
Other expense:
Equity in net income (loss) of subsidiaries	(7,211)	(331)	—	7,542	—
Interest expense	(7,688)	(11,787)	(331)	—	(19,806)
Intercompany charge	7,688	(7,688)			—
Gain on derivative instruments	—	2,561	—	—	2,561

Net loss	$(7,211)	$(7,211)	$(331)	$7,542	$(7,211)
Accretion of redeemable preferred membership interest	—	(4,616)	—	—	(4,616)

Net loss attributable to common members	$(7,211)	$(11,827)	$(331)	$7,542	$(11,827)

Wise Metals Group LLC

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30, 2010
	Issuer	Guarantors	Non-Guarantor	Eliminations	Total
Cash flows from operating activities
Net loss	$(7,211)	$(7,211)	$(331)	$7,542	$(7,211)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	—	8,344	—	—	8,344
Amortization of deferred financing fees	—	1,194	—	—	1,194
Equity in net income (loss) of subsidiaries	7,211	(6,880)	—	(331)	—
Net periodic benefit cost	—	366	—	—	366
Mark to market adjustments for derivative instruments	—	4,882	—	—	4,882
Changes in operating assets and liabilities:	—	—			—
Accounts receivable	—	(13,740)	—	—	(13,740)
Inventories	—	36,733	—	—	36,733
Other assets and derivative instruments	—	(6,404)	(67)	—	(6,471)
Intercompany receivable/payable	(1,922)	9,562	(7,640)		—
Accounts payable	—	(19,209)	—	—	(19,209)
Accrued expenses and other liabilities	1,922	(5,583)	38	—	(3,623)

Net cash provided by (used in) operating activities	—	2,054	(8,000)	7,211	1,265

Cash flows from investing activities
Purchase of equipment	—	(11,460)	—	—	(11,460)

Net cash used in investing activities	—	(11,460)	—	—	(11,460)

Cash flows from financing activities
Net payments on short-term borrowings	—	4,613	—	—	4,613
Proceeds from long-term debt	—	—	8,000	—	8,000
Distribution from subsidiary	—	—	—		—
Payments on long-term obligations	—	(1,866)	—	—	(1,866)

Net cash provided by financing activities	—	2,747	8,000	—	10,747

Net increase in cash and cash equivalents	—	(6,659)	—	7,211	552
Cash and cash equivalents at beginning of period	—	449	—	—	449

Cash and cash equivalents at end of period	$—	$(6,210)	$—	$7,211	$1,001

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are the third largest producer of aluminum beverage can sheet in the world and one of the largest aluminum scrap recyclers in the United States according to The Aluminum Association, Inc., a trade association for producers of primary aluminum and semi-fabricated aluminum products and recyclers. Beverage can sheet is aluminum sheet specifically designed and engineered for the production of aluminum beverage cans. Our customers produce aluminum cans for the largest brewers and carbonated soft drink makers in North America. In addition, we produce food container stock and semi-fabricated aluminum sheet for transportation and other common alloy commercial markets. Our recycling operation, Wise Recycling, provides aluminum feedstock for our aluminum sheet production as well as collection of scrap for sale in the merchant market.

Unlike some of our principal competitors, we do not manufacture aluminum from bauxite. Instead, we process aluminum scrap and prime aluminum manufactured by third parties. As a result, we do not have the capital requirements and high fixed costs associated with the production of prime aluminum. Historically, prices of our aluminum can sheet and other products have been directly correlated to our metal costs due to the standard industry practice of passing through metal costs to customers, subject to the impacts of metal ceilings or “price caps”, which were an artificial limit on the price we could charge certain customers for metal, which has otherwise allowed us to maintain a relatively consistent conversion revenue, defined as net revenue less material costs, on a per pound basis. We had no impact from metal price ceilings on our beverage can business in the first half of 2010.

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

Operating Results

Three months ended June 30, 2010 and 2009

Sales. Consolidated sales increased from $161.6 million in the three months ended June 30, 2009 to $311.4 million in the comparable period in 2010, an increase of $149.8 million or 92% due to increased volume and negotiated price improvements. Shipments increased from 161.7 million pounds in the three months ended June 30, 2009 to 264.2 million pounds in the second quarter of 2010, an increase of 63%. Metal prices increased 42% from an average of $0.72 per pound in the second quarter of 2009 to $1.02 per pound in the second quarter of 2010.

Wise Alloys sales increased from $146.7 million in the three months ended June 30, 2009 to $274.5 million in the comparable period in 2010, an increase of $127.8 million or 87% due to increased volume, negotiated price improvements and increased aluminum price and other pass throughs. Shipments during the second quarter of 2010 increased 51% as compared to the same period in 2009 due to increased contracted volumes.

Wise Recycling sales to third parties increased from $13.7 million in the three months ended June 30, 2009 to $35.0 million in the comparable period in 2010, an increase of $21.3 million or 155%. Shipments by Wise Recycling to third parties increased 100% in the second quarter of 2010 as compared to the same period in 2009. The increase was due in part to higher supplies generated from higher recycling activity. The increase can also be attributed to higher demand from the industrials markets that Wise Recycling supplies. The increase was also driven by pricing which increased from an average of $0.40 per pound during the second quarter of 2009 to $0.50 per pound during the second quarter of 2010.

Cost of Sales. Consolidated cost of sales increased from $167.2 million in the three months ended June 30, 2009, to $301.3 million in the comparable period in 2010, an increase of $134.1 million or 80%. The increase in consolidated cost of sales was primarily due to the increase in metal pricing as well as increased shipments and input costs.

Wise Alloys cost of sales increased from $152.4 million in the three months ended June 30, 2009 to $265.1 million in the comparable period in 2010, an increase of $112.7 million or 74%. As a percent of sales, cost of sales decreased from 104% in the second quarter of 2009 to 97% in the second quarter of 2010. This decrease can be attributed to both improved product pricing and increased production levels leading to operational efficiencies as well as a $3.8 million reversal of previously accrued contingencies which were resolved during the period. Metal costs, representing 54% of Alloys’ cost of sales in the second quarter of 2009 and 71% in the second quarter of 2010, increased from $81.7 million in the second quarter of 2009 to $189.3 million in the second quarter of 2010, an increase of $107.6 million or 132%. The increase is attributable to the 51% increase in Alloys’ shipments and higher metal prices which increased 42% from an average of $0.72 per pound in the second quarter of 2009 to $1.02 per pound in the second quarter of 2010.

Wise Recycling cost of sales associated with third party sales increased from $13.7 million in the three months ended June 30, 2009 to $35.7 million in the comparable period in 2010, an increase of $22.0 million or 161%. As a percent of sales, cost of sales increased from 100% in the second quarter of 2009 to 102% in the second quarter of 2010. This increase is attributable to the 100% increase in Recycling shipments and higher metal prices.

Selling, General and Administrative. Selling, general and administrative expense decreased from $3.1 million in the second quarter of 2009 to $2.9 million in the second quarter of 2010. The higher level of expenses in 2009 included $0.5 million in higher legal and professional fees related to various transactions that occurred during the second quarter of 2009.

Interest Expense. Interest expense increased from $8.9 million in the second quarter of 2009 to $10.0 million in the second quarter of 2010, an increase of $1.1 million. The increase was due in part to higher working capital needs including higher inventory levels and accounts receivables related to higher contracted volumes in 2010 as well as higher metal prices.

Gain (loss) on derivative instruments. In the second quarter of 2009, no material gains or losses were recognized versus a gain of $4.2 million in the second quarter of 2010. The gain was as a result of forward contracts entered into in order to economically hedge the cost of natural gas and aluminum.

Six months ended June 30, 2010 and 2009

Sales. Consolidated sales increased from $319.4 million in the six months ended June 30, 2009 to $616.4 million in the comparable period in 2010, an increase of $297.0 million or 93% due to increased volume and negotiated price improvements. Shipments increased from 311.9 million pounds in the six months ended June 30, 2009 to 510.6 million pounds in the first half of 2010, an increase of 64%. Metal prices increased 49% from an average of $0.69 per pound in the first half of 2009 to $1.03 per pound in the first half of 2010.

Wise Alloys sales increased from $294.8 million in the six months ended June 30, 2009 to $549.0 million in the comparable period in 2010, an increase of $254.2 million or 86% due to increased volume, negotiated price improvements and increased aluminum price and other pass throughs. Shipments during the first half of 2010 increased from 52% as compared to the same period in 2009 due to increased contracted volumes.

Wise Recycling sales to third parties increased from $22.3 million in the six months ended June 30, 2009 to $64.1 million in the comparable period in 2010, an increase of $41.8 million or 187%. Shipments by Wise Recycling to third parties increased 106% in the first half of 2010 as compared to the same period in 2009. The increase was due in part to higher supplies generated from higher recycling activity. The increase can also be attributed to higher demand from the industrials markets that Wise Recycling supplies. The increase was also driven by pricing which increased from an average of $0.39 per pound during the first half of 2009 to $0.52 per pound during the first half of 2010.

Cost of Sales. Consolidated cost of sales increased from $352.3 million in the six months ended June 30, 2009, to $600.1 million in the comparable period in 2010, an increase of $247.8 million or 70%. The increase in consolidated cost of sales was primarily due to the increase in metal pricing as well as increased shipments and input costs.

Wise Alloys cost of sales increased from $327.3 million in the six months ended June 30, 2009 to $534.8 million in the comparable period in 2010, an increase of $207.5 million or 63%. As a percent of sales, cost of sales decreased from 111% in the first half of 2009 to 97% in the first half of 2010. This decrease can be attributed to both improved product pricing and increased production levels leading to operational efficiencies as well as a $3.8 million reversal of previously accrued contingencies which were resolved during the period. Metal costs, representing 58% of Alloys cost of sales in the first half of 2009 and 68% in the first half of 2010, increased from $190.2 million in the first half of 2009 to $364.6 million in the first half of 2010, an increase of $174.4 million or 92%. The increase is attributable to the 52% increase in Alloys shipments and higher metal prices which increased 49% from an average of $0.69 per pound in the first half of 2009 to $1.03 per pound in the first half of 2010.

Wise Recycling cost of sales associated with third party sales increased from $23.0 million in the six months ended June 30, 2009 to $64.2 million in the comparable period in 2010, an increase of $41.2 million or 179%. As a percent of sales, cost of sales decreased from 103% in the first half of 2009 to 100% in the first half of 2010. This decrease is attributable to the 106% increase in Recycling shipments and fluctuation in metal prices.

Selling, General and Administrative. Selling, general and administrative expense increased from $5.9 million in the first half of 2009 to $6.3 million in the first half of 2010. The higher level of expenses included $0.4 million in higher legal and professional fees related to various transactions that occurred during the first half of 2010.

Interest Expense. Interest expense increased from $17.3 million in the first half of 2009 to $19.8 million in the first half of 2010, an increase of $2.5 million. The increase was due in part to higher working capital needs including higher inventory levels and accounts receivables related to higher contracted volumes in 2010 as well as higher metal prices.

Gain (loss) on derivative instruments. In the first half of 2009, a $0.2 million loss on derivative instruments was recognized versus a gain of $2.6 million in the first half of 2010 resulting from forward contracts entered into in order to economically hedge the cost of natural gas and aluminum.

Liquidity and Capital Resources

We have incurred significant losses in the past three years as a result of unfavorable contracts, commodity pricing pressures and liquidity issues which have had a negative impact on cash flows. During 2008 and 2009 and continuing into 2010, management has taken active steps to improve its contracts, improve productivity, reduce costs and implement new machinery to expand product offerings to include wider coil to supply the 14-out market. Management believes these investments have strengthened our competitive position by increasing capacity and product offerings and will reduce operating costs while maintaining industry-leading quality standards. The market for our products remains quite competitive. Production levels in 2009 were lower than expected due to the continued effects of negotiated volume reductions on long term contracts in exchange for price concessions. The reduced volumes resulted in inefficiencies in our production process which had a significant impact on our operating results during 2009. During the fourth quarter of 2009 we ramped up our costs to increase our inventory and production levels in anticipation of significantly higher contracted sales for 2010. These costs included training and costs to recall additional workers. This ramp up further negatively impacted our 2009 operating results.

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

Beginning in the third quarter of 2008, management implemented cost reduction and process improvement initiatives, as well as negotiated more favorable sales terms with certain customers and extended payment terms with certain vendors. On April 30, 2009, in an effort to improve liquidity to meet the 2009 operating plan, we amended our revolving and secured credit facility which increased our availability by $46 million. Furthermore, in the fourth quarter of 2009 management obtained additional financing through modifications of its existing equipment leases and continues to explore opportunities for customer and third-party financing of its working capital needs. Management believes that these initiatives as well as the availability under the revolving and secured credit agreement will be sufficient to pay operating expenses, satisfy debt service obligations and fund capital expenditures for the next twelve months and meet the production increases necessary to meet its new collateral obligations for the next twelve months. However, in the event they are not, we will seek alternative sources of funding.

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

Difficult conditions in the capital, credit and commodities markets and in the overall economy could materially adversely affect our financial position and results of operations, and we do not know if these conditions will improve in the near future. The difficult conditions in these markets and the overall economy affect our business in a number of ways. Although we believe we have sufficient liquidity under our revolving and secured credit facility to run our business, under extreme market conditions there can be no assurance that such funds would be available or sufficient, and in such a case, we may not be able to successfully obtain additional financing on favorable terms, or at all. Additionally, market conditions could cause the counterparties to the derivative financial instruments we use to economically hedge our exposure to fluctuations in the prices of aluminum and natural gas to experience financial difficulties and, as a result, our efforts to hedge these exposures could prove unsuccessful and, furthermore, our ability to engage in additional hedging activities may decrease or become even more costly as a result of these conditions. We do not know if market conditions or the state of the overall economy will improve in the near future.

The following discusses material changes in our liquidity and capital resources for the quarter ended June 30, 2010.

At June 30, 2010, we had drawn $247.5 million on the revolving and secured credit facility. In addition, the Company had approximately $0.9 million of outstanding letters of credit against the $274 million revolving credit line. Availability as calculated under the revolving and secured credit facility at June 30, 2010 was $13.1 million subject to the minimum availability level discussed below. Should commodity prices increase significantly or should we need to increase working capital levels to accommodate increased sales levels, borrowings under the facility can increase to as high as the maximum level under the agreement of $274 million subject to borrowing base limitations.

On March 10, 2010, the rate on the facility was amended to range from 5.25%—5.50% over the LIBOR. Prior to March 10, 2010, the applicable interest rates for the loan were either from 1.25%—1.75% over the prime interest rate or 3.50%—4.00% over the LIBOR rate. The rates were based upon our Adjusted EBITDA for the immediately preceding two (2), three (3) or four (4) fiscal quarter periods. Adjusted EBITDA represents EBITDA, defined as net earnings before income taxes, interest expense and fees, net, and depreciation and amortization, adjusted to exclude early extinguishment of debt, income from affiliate, nonrecurring charges, severance charges and credits, LIFO adjustments, cumulative effect of change in accounting principle and mark-to-market adjustment for derivative contracts. The term of the revolving and secured credit facility is through May 5, 2011. Our ability to borrow the full available amount under our revolving and secured credit facility is limited by the available borrowing base under the revolving credit facility as determined based on a borrowing base formula which relates to the collateral value of trade receivables and inventory on a basis approximating the lower of current cost (on a FIFO basis) or fair market value. This borrowing base is then compared to the outstanding loan balance (including outstanding letters of credit) to determine a net amount available for additional borrowings (“Availability”). The Company expects to negotiate an extension of the term of the revolving credit agreement due May 5, 2011. There can be no assurance that we will reach agreement for an extension or a new facility on satisfactory terms or at all. If we are not able to successfully negotiate an extension or a new facility prior to termination of the current facility, the Company will seek alternative sources of funding. However, there can be no assurance that we will be successful and the inability to do so could have a material adverse impact on our business, assets and ability to fund our liquidity needs.

A minimum availability covenant of $10 million was in place at the beginning of the first quarter. On March 10, 2010, the amount of the minimum availability covenant was reduced to $5 million and will be incrementally increased back beginning in May to $10 million by September, 2010. The applicable interest rates for the remaining commitment under the revolving credit facility will range from 5.25%—5.50% over the LIBOR rate. The parties to the agreement agreed to a minimum EBITDA level for the first quarter of 2010 and a fixed charge coverage ratio for subsequent quarters. The Company’s most restrictive covenant is a fixed charge coverage ratio which was set at 0.75 for the second quarter, 0.90 for the third quarter and 1.10 for the fourth quarter on a twelve month trailing basis starting January 1, 2010. The ratio was set at increasingly higher levels based on the Company’s expected production levels. At June 30, 2010 the ratio was 0.82. Our revolving and secured credit facility and indenture agreement contain restrictive covenants. These covenants may constrain our activities and limit our operational and financial flexibility. The failure to comply with these covenants could result in an event of default, which, if not cured or waived, could have a material adverse effect on our business, financial condition, and results of operations. The facility is considered short term due to its terms and the use of a lockbox as well as material adverse effect language within the agreement. The terms of the revolving and secured credit facility permit us to enter into various forms of additional financing with varying amounts. See Note 5 to the Condensed Consolidated Financial Statements for further discussion. Furthermore, we frequently offer cash discounts for early payment against receivables from our major can sheet customers which can also increase overall liquidity.

On March 29, 2010, the Company executed Amendment No. 4 to the master lease agreement with the RSA which extended the term of the lease to May 2011. The interest rate remains at 10.7%.

If we do not comply with these or other covenants and restrictions contained in our revolving and secured credit facility, the indenture and other agreements governing our indebtedness, we could be in default under those agreements, and the debt under those instruments, together with accrued interest, could then be declared immediately due and payable. If we default under our revolving and secured credit facility, the lenders could cause all of our outstanding debt obligations under our revolving and secured credit facility to become due and payable, require us to apply all of our cash to repay the indebtedness or prevent us from making debt service payments on any other indebtedness we owe. In addition, any default under our revolving and secured credit facility or agreements governing our other indebtedness could lead to an acceleration of debt under other debt instruments that contain cross-acceleration or cross-default provisions. If the indebtedness under our revolving and secured credit facility and indenture is accelerated, we may have to seek other sources of financing or otherwise may not have sufficient assets to repay amounts due under our revolving and secured credit facility, our senior secured notes or under other debt securities then outstanding. Our ability to comply with these provisions of our revolving and secured credit facility, the indenture and other agreements governing our other indebtedness may be affected by changes in the economic or business conditions or other events beyond our control. The fair value of our debt at June 30, 2010 was $437.4 million compared to $412.9 million at December 31, 2009 due mostly to the increased borrowings under the revolving line of credit.

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

Reconciliation of Net Income (Loss) to Adjusted EBITDA

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Net income (loss)	$1,463	$(17,573)	$(7,211)	$(56,243)
Interest expense and fees	9,992	8,899	19,806	17,284
Depreciation and amortization	4,198	3,765	8,344	7,625
Mark to market adjustment for derivative instruments	3,103	33	4,882	1,240

Adjusted EBITDA	18,756	(4,876)	25,821	(30,094)
LCM impact	—	1,358	—	23,048

Adjusted EBITDA with LCM impact	$18,756	$(3,518)	$25,821	$(7,046)

Reconciliation of Net Cash Provided by (Used in) Operating Activities to Adjusted EBITDA

	June 30,
	2010	2009
Net cash provided by operating activities	$1,265	$(22,193)
Changes in working capital items and other	4,750	(2,137)
Interest expense	19,806	17,284

Adjusted EBITDA with LCM impact	$25,821	$(7,046)

Our liquidity has been directly impacted by aluminum price volatility over the past several years. Prices during 2009 averaged $0.80 per pound while prices averaged $1.03 in the first half of 2010. Our liquidity could also be hampered if we incurred significant unexpected increases in necessary capital expenditures. Significant increases in volumes and pricing could also impact our liquidity by increasing our working capital needs beyond the maximum level of the revolving and secured credit facility. Decreased sales or lower margins could have a material adverse effect on our liquidity.

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

Six months ended June 30, 2010 and 2009

Operating Activities. During the six months ended June 30, 2010, net cash provided by operating activities was $1.3 million, compared to net cash used in operating activities of $22.2 million during the six months ended June 30, 2009, an increase of $23.5 million. Fluctuations in cash provided by and used in operating activities are subject to changing working capital requirements especially for accounts receivable and inventory. Net loss decreased from $56.2 million in the first six months of 2009 to $7.2 million in the first six months of 2010, an improvement of $49.0 million. Inventories decreased from $369.8 million at December 31, 2009, to $333.1 million at June 30, 2010, a decrease of $36.7 million. The first six months of 2009 reflected an increase in inventory levels of $85.6 million compared to December 31, 2008 in preparation for expected increased sales in 2009. In the first six months of 2010, receivables increased from $61.6 million at December 31, 2009, to $75.4 million at June 30, 2010, an increase of $13.8 million. This increase is primarily a result of timing. In the first six months of 2009, receivables increased by $7.9 million due primarily to timing. The payments by our customers are made at periodic times during the week and month, not every day, nor exactly in 30 days, so the balance in receivables can fluctuate significantly at the end of a quarter depending on the timing of receiving payments. Accounts payable decreased $18.7 million from December 31, 2009 to June 30, 2010 resulting primarily from timing, whereas in the first six months of 2009, payables increased compared to December 31, 2008 by $115.3 million, principally as a result of increased inventory levels to meet expected sales demands in 2009.

Investing Activities. In the six months ended June 30, 2010, our capital expenditures were $11.5 million, compared to $4.7 million during the same period in 2009. The increase includes a higher level of planned capital expenditures supporting the significantly higher production levels needed to support our 2010 contracted sales volumes. The increase also included additional expenditures for our mill expansion project which was substantially complete last year but which requires additional modifications as we continue to ramp up production volumes.

Financing Activities. Net cash provided by financing activities was $10.7 million in the six months ended June 30, 2010, compared to $27.3 million in the first six months of 2009. The higher level in the net cash provided by financing activities in 2009 was related to the increase in borrowings related increased working capital needs.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See Item 7A of the Company’s Annual Report on Form 10-K, for the year ended December 31, 2009, filed on March 31, 2010. There have been no significant changes to market risk.

ITEM 4T.	CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures

As of June 30, 2010, our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), has conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Securities Exchange Act Rule 13a-15(e), as amended). Based on the evaluation, our CEO and CFO concluded that our disclosure controls and procedures as of June 30, 2010 were not effective because of a material weakness in internal control over financial reporting described below.

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

(d) Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In July 2008, the National Labor Relations Board issued a consolidated complaint against the Company which alleges that the Company failed to pay termination benefits to certain former employees represented by unions that, as of November 1, 2007, no longer represent any employees at the Company. The complaint seeks benefits on behalf of a group of former employees but does not seek a specific amount for relief. The complaint was originally denied due to lack of timely filing. That decision was appealed and also denied. The Company has accrued for this contingency based on past negotiation and on-going arbitration hearings and, accordingly, the ultimate resolution of these matters is not expected to have a material adverse effect on the Company’s financial position, operating results and cash flows.

As of June 30, 2010, the Company had no other known probable exposures relating to claims, environmental matters, or other legal proceedings that are expected to have a material adverse effect on the Company. There can be no assurance, however, that unanticipated events will not require the Company to increase the amount it has accrued for any matter or accrue for a matter that has not been previously accrued because it was not considered probable. While it is possible that the increase or establishment of an accrual could have a material adverse effect on the Company’s financial results for any particular fiscal quarter or year, in the opinion of management there exists no known potential exposure that would have a material adverse effect on the financial condition or on the financial results of the Company beyond such fiscal quarter or year.

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

The difficult conditions in these markets and the overall economy affect our business in a number of ways. Although we believe we have sufficient liquidity under our revolving and secured credit facility to run our business, under extreme market conditions there can be no assurance that such funds would be available or sufficient, and in such a case, we may not be able to successfully obtain additional financing on favorable terms, or at all. Additionally, market conditions could cause the counterparties to the derivative financial instruments we use to hedge our exposure to fluctuations in the prices of aluminum and natural gas to experience financial difficulties and, as a result, our efforts to hedge these exposures could prove unsuccessful and, furthermore, our ability to engage in additional hedging activities may decrease or become even more costly as a result of these conditions.

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

WISE METALS GROUP LLC

Dated: August 16, 2010	/S/ DAVID D’ADDARIO
David D’Addario
Chairman and Chief Executive Officer

/S/ KENNETH STASTNY
Kenneth Stastny
Chief Financial Officer